Form 10QSB
period 2000-12-31
DISCOUNT MORTGAGE SOURCE INC
filed 2001-02-15
CIK 1120096

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:          December 31, 2000

Commission file number:         333-42640

                         DISCOUNT MORTGAGE SOURCE, INC.
                   -------------------------------------------
             (exact name of registrant as specified in its charter)

       Texas                                                  75-2882833
-----------------------                                       ----------
(State of Incorporation)                                     (IRS ID No.)


                 750 I-30 East, Suite 170, Rockwall, Texas           75087
      -----------------------------------------------------------  --------
               (Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code: 972-771-3863

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [x ] No [ ].


Shares of common stock outstanding at December 31, 2000:

                                                     2,441,500

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


Item  1.          Financial Statements                                    1 - 9

Item  2.          Managements's Discussion and Analysis
                  of Financial Condition and Results of Operations       10 - 11


PART II - OTHER INFORMATION                                                 12

                                CHARLES E. SMITH

                           CERTIFIED PUBLIC ACCOUNTANT

                           709-B West Rusk, Suite 580
                               Dallas, Texas 75087
                           --------------------------

                            TELEPHONE (214) 212-2307






                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors of
Discount Mortgage Source, Inc.


         I have reviewed the accompanying balance sheet of Discount Mortgage Source, Inc. (a Texas corporation) as of December 31, 2000, and the related statements of operations, retained earnings and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Discount Mortgage Source, Inc.

         A review consists primarily of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

         Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



                                                /s/  Charles E. Smith
                                                --------------------------------
                                                     Charles E. Smith
                                                     Certified Public Accountant



Rockwall, Texas
February 10, 2001




                         DISCOUNT MORTGAGE SOURCE, INC.
                           a Development Stage Company

                                 BALANCE SHEETS
                    December 31, 2000 and September 30, 2000


                                     ASSETS
                                     ------

                                                                                Dec 31, 2000        Sept 30, 2000
                                                                               ----------------    ----------------

CURRENT ASSETS:
    Cash                                                                               $60,635                $752

PROPERTY AND EQUIPMENT:
    Equipment (net of $55 and $22 depreciation respectively)                               343                 376
    Website (net of $3,472 and $1,389 amortization respectively)                        21,528              23,611
                                                                               ----------------    ----------------
    Total property and equipment                                                        21,871              23,987

                                                                               ----------------    ----------------

TOTAL ASSETS                                                                           $82,506             $24,739
                                                                               ================    ================




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


LIABILITIES                                                                              8,877                 103

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 50,000,000 authorized,
         2,441,500 and 2,200,000 shares issued and outstanding respectively              2,442               2,200
    Additional paid-in-capital                                                          76,910              25,100
    Deficit accumulated during the development stage                                    (5,723)             (2,664)
                                                                               ----------------    ----------------
        Total Stockholders' Equity                                                      73,629              24,636
                                                                               ----------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $82,506             $24,739
                                                                               ================    ================


















See accompanying notes                 F-2




                         DISCOUNT MORTGAGE SOURCE, INC.
                           a Development Stage Company

                             STATEMENT OF OPERATIONS
              Three Months Ended December 31, 2000, and
           Period from Inception (July 11, 2000) to September 30, 2000

                                                                              Period from
                                                                               Inception
                                                         Three Months       (July 11, 2000)
                                                             Ended                to
                                                         Dec 31, 2000        Sept 30, 2000
                                                        ----------------    ----------------

REVENUE:                                                         $2,623                $995

OPERATING EXPENSE:
    Depreciation and amortization                                 2,116               1,411
    Consulting - related party                                    1,700               1,500
    General and administrative                                    1,866                 748
                                                        ----------------    ----------------
        Total Operating Expense                                   5,682               3,659

                                                        ----------------    ----------------

NET LOSS                                                        ($3,059)            ($2,664)
                                                        ================    ================



Weighted average shares outstanding                           2,198,726           2,197,531
                                                        ================    ================

Loss per share - basic and diluted                               ($0.00)             ($0.00)
                                                        ================    ================






















See accompanying notes                F-3



                         DISCOUNT MORTGAGE SOURCE, INC.
                           a Development Stage Company

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
           Period from inception (July 11, 2000) to December 31, 2000




                                          Common  Stock                            Paid In
                                     Shares          Amount                        Capital              Total
                                 --------------------------------------------------------------    ----------------

Balance,
        July 11, 2000
        (date of inception)                  -0-             -0-                           -0-                 -0-

Shares issued on July 11, 2000 for:
           Cash                          500,000             500                                               500
           Services                    1,500,000           1,500                                             1,500

       July 12, 2000 for:
           Website development           200,000             200                        24,800              25,000

Paid in Capital by Shareholder                                                             300                 300

Net Loss                                                                                                    (2,664)

                                 --------------------------------------------------------------    ----------------
Balance
        September 30, 2000             2,200,000          $2,200                       $25,100             $24,636
                                 ==============================================================    ================


Sale of common stock
      (net of offering expenses)         241,500             242                        51,360              51,602

Paid in Capital by Shareholder                                                             450                 450

Net Loss                                                                                                    (3,059)

                                 --------------------------------------------------------------    ----------------
Balance
        September 30, 2000             2,441,500          $2,442                       $76,910             $73,629
                                 ==============================================================    ================

















See accompanying notes                 F-4




                         DISCOUNT MORTGAGE SOURCE, INC.
                           a Development Stage Company

                             STATEMENT OF CASH FLOWS
              Three Months Ended December 31, 2000, and
           Period from Inception (July 11, 2000) to September 30, 2000

                                                                                                     Period from
                                                                                                      Inception
                                                                                Three Months       (July 11, 2000)
                                                                                    Ended                to
                                                                                Dec 31, 2000        Sept 30, 2000
                                                                               ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                           ($3,059)            ($2,664)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Items not requiring cash - stock issued for services                                         1,500
                                           paid in capital by shareholder                  450                 300
                                           depreciation and amortization                 2,116               1,411
    Increase in accounts payable                                                         8,774                 103

                                                                               ----------------    ----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                                 8,281                 650


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of assets                                                                       0                (398)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                                51,602                 500

                                                                               ----------------    ----------------
    Total cash flows from financing activities                                          51,602                 500

                                                                               ----------------    ----------------

NET INCREASE IN CASH                                                                   $59,883                $752

CASH, BEGINNING OF PERIOD                                                                  752                   0
                                                                               ----------------    ----------------

CASH, END OF PERIOD                                                                    $60,635                $752
                                                                               ================    ================




Note:
-----
Non-cash investing activity - the company issued 200,000 shares valued at $0.125 per share for a total of $25,000 for development of its website.












See accompanying notes                F-5

                         DISCOUNT MORTGAGE SOURCE, INC.
                           a Development Stage Company

                          NOTES TO FINANCIAL STATEMENTS
                    December 31, 2000 and September 30, 2000

Note A - Nature of Business and Summary of Significant Accounting Policies:
---------------------------------------------------------------------------

History: The Company was organized July 11, 2000 under the name of Discount Mortgage Source, Inc. in the State of Texas and is in the development stage. The Company's business plan outlines its plan of operations which is to allow people to obtain residential mortgage loans over the internet. Its development activities included the setting up of the Company's website and advertising its website to encourage borrowers to apply for loans on the internet.

Basis of Accounting:
--------------------
It is the Company's policy to prepare its financial statements on the accrual basis of accounting in conformity with generally accepted accounting principles. Sales are recorded as income in the period in which they are earned and expenses are recognized in the period in which the related liability is incurred.

Revenue Recognition:
--------------------
Revenue is recognized when a loan is closed. The company receives a fee for each loan that is processed through its website and subsequently closed.

Cash and Cash Equivalents:
--------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Loss per Common Share:
----------------------
Loss applicable to common share is based on the weighted average number of shares of common stock outstanding during the period presented.

Accounting Estimates:
---------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock based compensation:
-------------------------
The Company accounts for stock based compensation in accordance with FAS 123 and APB No. 25 and the Financial Accounting Standards Board Interpretation No. 44. This requires that we base the issuance of stock at the fair value of the consideration received.

                         DISCOUNT MORTGAGE SOURCE, INC.
                           A Development Stage Company

                          NOTES TO FINANCIAL STATEMENTS
                    December 31, 2000 and September 30, 2000

Note A - Nature of  Business  and  Summary of  Significant  Accounting  Policies
--------------------------------------------------------------------------------
(con't):
--------
 Software  Development  Costs:
------------------------------

The Company accounts for its software development costs under the provisions of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which was issued by the AICPA in 1998. This requires the capitalization of the costs incurred in connection with developing or obtaining internal-use software.

Income Tax:
-----------
The Company is subject to the greater of federal income taxes computed under the regular system or the alternative minimum tax (ATM) system. The Company uses an asset and liability approach for the accounting and financial reporting of income tax as required by SFAS No. 109. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

Note B - Web site:
------------------

The Company's primary asset is its web site which is the center of its operational and income generating activities for which it paid $25,000. The cost of the web site is being amortized over three years starting in August 2000, the first full month of operation.

The cost of developing the web site is accounted for under the provisions of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which was issued by the AICPA in 1998. This requires the capitalization of the costs incurred in connection with developing or obtaining internal-use software.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN No. 44) "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25" which was effective July 1, 2000. The website development was paid for by issuing 200,000 shares of common stock, the value of which was $0.125 per share which was arbitrarily determined and negotiated since there was no readily determinable market value for the Company's shares.

                         DISCOUNT MORTGAGE SOURCE, INC.
                           A Development Stage Company

                          NOTES TO FINANCIAL STATEMENTS
                    December 31, 2000 and September 30, 2000

Note C - Stockholders' Equity:
-----------------------------

Common Stock:
-------------
The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At December 31, 2000 and September 30, 2000, there were 2,441,500 and 2,200,000 shares outstanding respectively. The Company has not paid a dividend to its shareholders.

Common stock issuances
----------------------
On July 11, 2000, the Company issued 2,000,000 shares to the President for $2,000, comprised of $500 cash and $1,500 of his services. The services were valued at $1,500 and the stock issued at par.

On July 12, 2000, the Company issued to unrelated parties 200,000 shares for the development of its website valued at $25,000. The value assigned of $0.125 per share was arbitrarily determined and negotiated by the Company and the developers of the website since there was no readily determinable market value for the shares.

Note D - Income Taxes:
----------------------

The Company had a net operating loss of $2,664 for the period from inception (July 11, 2000) to September 30, 2000 (fiscal year end) and $3,059 for the three months ended December 31, 2000. No deferred tax asset has been recognized for the operating loss as any valuation allowance would reduce the benefit to zero.

         Operating losses expire:   2020      $2,664
                                    2021      $3,059

The Company has adopted the asset and liability method of accounting for income taxes as required by SFAS No. 109. In accordance with SFAS No. 109, the Company has recorded a valuation allowance equal to the deferred tax asset as a result of the Company's "going concern" opinion referred to in Note F and the uncertainty that it will be realized.

                         DISCOUNT MORTGAGE SOURCE, INC.
                           A Development Stage Company

                          NOTES TO FINANCIAL STATEMENTS
                    December 31, 2000 and September 30, 2000

Note D - Income Taxes (con't):
------------------------------

The components of the provision (benefit) for income taxes included in the financial statements as of December 31, 2000 are as follows:

Deferred tax assets:                            Sept 30, 2000       Dec 31, 2000
                                                -------------       ------------
Net operating loss carryforwards                   $( 2,664)           $( 3,059)
Valuation allowance                                   2,664               3,059
                                                -------------       ------------
Total deferred income tax assets                        -0-                 -0-
Total deferred income tax liabilities                   -0-                 -0-
                                                -------------       ------------
Net deferred income tax assets                     $    -0-            $    -0-

The Company's effective tax rate on a pre-tax income (loss) from continuing operations differs from the U.S federal statutory rate as follows:

U.S. federal statutory rate                                                (34)%
Increase (decrease) in rates resulting from:
         Change in valuation allowance for deferred tax asset               34%
                                                                      ----------
Effective tax rate                                                           0%

Note E - Related Party Transactions:
-----------------------------------

In July 2000, the Company issued to its President 2,000,000 shares in consideration for $2,000, comprised of $500 cash and $1,500 of his services. The services were valued at $1,500 and the stock was issued at par.

Note F - Going Concern:
-----------------------

As of September 30, 2000 the Company had minimal capital resources available to meet obligations expected to be incurred given that it is a start up enterprise. Accordingly, the Company's continued existence is dependent upon the successful operation of the Company's plan of operations, selling common stock in the Company, or obtaining financing. In December of 2000, the Company raised funds under an SB-1 registration statement filed with the Securities & Exchange Commission and in the opinion of management, has sufficient funds to carry the company out of the development stage.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         The Registrant has had limited operations to date since it was formed on July 11, 2000 and as part of its start up operations, it filed a registration statement on Form SB-1 with the Securities and Exchange Commission to raise a minimum of $60,000 and a maximum of $500,000 which became effective on November 8, 2000. The Registrant has raised funds under that registration statement and as of December 30, 2000 had broken escrow by raising $60,375 by selling 241,500 shares. The Registrant continues to solicit funds under this offering which is being sold by the sole officer and director. Under this offering, the Registrant is authorized to sell a minimum of 240,000 shares and a maximum of 2,000,000 shares at $0.25 per share.

         We are an internet-based loan marketplace for consumers and lenders. Currently, we operate the web site http://discountmortgagesource.com, offering 15 and 30 year fixed rate mortgages up to and including $252,700. Our broker compensation for a typical loan would be $995 and, given prevailing market conditions, a traditional mortgage broker source would have earned $4,000 on the same loan volume. We recognize the market niche of lower broker fees, and are developing additional product offerings that will provide for loans up to $1,000,000, with the expectation fees will increase proportionately.

         Mortgage lending on the internet can offer borrowers an easier, faster and less expensive way to obtain mortgage loans. We have designed this platform to decrease the cost of originating, closing and selling loans, so consumers who obtain a loan via our technology platform will save money when compared to obtaining a loan using a traditional lender. We offer borrowers an alternative to the traditional mortgage transaction, allowing the consumer more control over terms and conditions through an easy to use interactive web based mortgage model. We believe this process results in greater satisfaction to the consumer due to them being in control of the information and the process.

         We recognize some borrowers have credit or other issues which may cause an underwriter to decline their loan request. Consequently, the assistance of a good loan officer is justified. However, it is our President's experience that many borrowers do not have credit problems. They know exactly what their financial capabilities are, where they are getting the down payment funds, what type of mortgage they want, and so on. It is for these types of customers that our company was founded. The borrower simply completes an on-line application and submits it to the processor. The processor ensures that all the information is complete and correct and electronically submits the application to an automated underwriter which either approves or declines the loan. If the loan is approved, the borrower is notified of the approval along with any conditions determined by the automated underwriter. If the loan request is declined, we will notify the customer and recommend the use of a loan officer. We do not employ loan officers, believing the filling of the niche in the marketplace for informed and knowledgeable borrowers to be our focus.

         Total broker compensation on loan volume for the quarter ended December 31, 2000 was $2,623 whereas we were not in operation the same quarter of 1999. As of December 31, 2000 we had liquid assets of $60,635 with net working capital of $51,758 whereas we had no assets for the same quarter of 1999 since we had not yet been formed. Our total loss for the three months ended December 31, 2000 was $3,058. We broke escrow on our SB-1 offering at the end of December and have developed advertising strategies and have started some advertising and are generating activity off that advertising for the first quarter of 2001.


Liquidity

The Registrant has liquid assets of $60,635 and total working capital of $51,758, most of which was generated from the sale of stock in our SB-1 offering described above. As mentioned earlier, the Registrant was not formed at this time in the prior year so there are no comparative numbers.

The Registrant has minimal expenses and no commitments.


Capital Resources

The Registrant's capital resources have been generated from the closing of mortgage loans over its website and since from the sale of stock under its registration statement that became effective November 8, 2000.

There were no plans or requirements for purchase of capital items during the quarter for company purposes. The Registrant does not foresee any material capital purchase in the coming twelve months except for $4,000 to $5,000 of office/computer equipment which is the amount we had budgeted in our offering document.

PART II.     OTHER INFORMATION


Item  1.     Legal Proceedings.

                  The Company is not involved in any legal proceedings.

Item  2.     Changes in Securities.

                  Registrant has made no changes in its securities.

Item  3.     Defaults Upon Senior Securities.

                  Registrant  has  no  senior   securities  and  accordingly  no
defaults.

Item  4.     Submission of Matters to a Vote of Security Holders.

                  Registrant submitted no matters to a vote of security holders.

Item  5.     Other Information.

                  None.

Item 6.      Exhibits and Reports on Form 8-K.

                  None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Discount Mortgage Source, Inc.
                                            ---------------------------------
                                             (Registrant)


                                            BY:  /s/ C. Michael Kamps
                                                 ----------------------------
                                                  C. Michael Kamps
                                            Its: President and Secretary

DATE:   February 15, 2001
        Rockwall, Texas