Form 10QSB
period 2001-03-31
DISCOUNT MORTGAGE SOURCE INC
filed 2001-05-14
CIK 1120096

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:          March 31, 2001

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


Shares of common stock outstanding at March 31, 2001:

                                                     2,468,700

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


Item  1.          Financial Statements                                    1-9

Item  2.          Managements's Discussion and Analysis
                  of Financial Condition and Results of Operations       10-11


PART II - OTHER INFORMATION                                                12

                                CHARLES E. SMITH

                           CERTIFIED PUBLIC ACCOUNTANT

                           709-B West Rusk, Suite 580
                               Dallas, Texas 75087

                            TELEPHONE (214) 212-2307






                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors of
Discount Mortgage Source, Inc.


         I have reviewed the accompanying balance sheet of Discount Mortgage Source, Inc. (a Texas corporation) as of March 31, 2001, and the related statements of operations, retained earnings and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Discount Mortgage Source, Inc.

         A review consists primarily of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than and audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

         Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



                                               /s/  Charles E. Smith
                                               ---------------------
                                                    Charles E. Smith
                                                    Certified Public Accountant



Rockwall, Texas
May 4, 2001





                         DISCOUNT MORTGAGE SOURCE, INC.
                           a Development Stage Company

                                 BALANCE SHEETS
                      March 31, 2001 and September 30, 2000


                                     ASSETS
                                     ------

                                                                                    March 31, 2001     Sept 30, 2000
                                                                                  -------------------------------------

  CURRENT ASSETS:
      Cash                                                                                 $45,366                $752

  PROPERTY AND EQUIPMENT:
      Equipment (net of $66 and $22 depreciation respectively)                                 310                 376
      Website (net of $4,167 and $1,389 amortization respectively)                          19,444              23,611
                                                                                  -----------------   -----------------
      Total property and equipment                                                          19,754              23,987

                                                                                  -----------------   -----------------

  TOTAL ASSETS                                                                             $65,120             $24,739
                                                                                  =================   =================




                      LIABILITIES AND STOCKHOLDERS' EQUITY


  LIABILITIES                                                                                1,377                 103

  STOCKHOLDERS' EQUITY
      Common stock, $0.001 par value, 50,000,000 authorized,
           2,468,700 and 2,200,000 shares issued and outstanding respectively                2,469               2,200
      Additional paid-in-capital                                                            84,132              25,100
      Deficit accumulated during the development stage                                     (22,858)             (2,664)
                                                                                  -----------------   -----------------
          Total Stockholders' Equity                                                        63,743              24,636
                                                                                  -----------------   -----------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $65,120             $24,739
                                                                                  =================   =================


















  See accompanying notes              F-2




                         DISCOUNT MORTGAGE SOURCE, INC.
                           a Development Stage Company

                             STATEMENT OF OPERATIONS
          Three Months and Six Months Ended March 31, 2001, and
             Period from Inception (July 11, 2000) to March 31, 2001

                                                                                             Period from
                                                                                              Inception
                                                         Three Months     Six Months       (July 11, 2000)
                                                            Ended           Ended                 to
                                                         Mar 31, 2001    Mar 31, 2001        Mar 31, 2000
                                                        --------------------------------   -----------------


  REVENUE:                                                      $5,522           $8,145              $9,140

  OPERATING EXPENSE:
      Depreciation and amortization                              2,116            4,233               5,643
      Consulting - related party                                                  1,700               3,200
      Advertising                                               19,000           19,000              19,000
      General and administrative                                 1,542            3,406               4,155
                                                        --------------------------------   -----------------
          Total Operating Expense                               22,658           28,339              31,998

                                                        --------------------------------   -----------------

  NET LOSS                                                    ($17,136)        ($20,194)           ($22,858)
                                                        ================================   =================



  Weighted average shares outstanding                        2,458,309        2,329,062           2,336,195
                                                        ================================   =================

  Loss per share - basic and diluted                            ($0.00)          ($0.00)             ($0.00)
                                                        ================================   =================
























  See accompanying notes              F-3





                         DISCOUNT MORTGAGE SOURCE, INC.
                           a Development Stage Company

        STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
             Period from inception (July 11, 2000) to March 31, 2001




                                            Common  Stock                             Paid In
                                         Shares          Amount                       Capital              Total
                                   ----------------------------------------------------------------   -----------------

  Balance,
          July 11, 2000
          (date of inception)                  -0-             -0-                             -0-                 -0-

  Shares issued on
         July 11, 2000 for:
             Cash                          500,000             500                                                 500
             Services                    1,500,000           1,500                                               1,500

         July 12, 2000 for:
             Website development           200,000             200                          24,800              25,000

  Paid in Capital by Shareholder                                                               300                 300

  Net Loss                                                                                                      (2,664)

                                   ----------------------------------------------------------------   -----------------
  Balance
          September 30, 2000             2,200,000          $2,200                         $25,100             $24,636
                                   ================================================================   =================


  Sale of common stock
        (net of offering expenses)         241,500             242                          51,359              51,601

  Paid in Capital by Shareholder                                                               450                 450

  Net Loss - three months
        December 31, 2000                                                                                       (3,058)

  Sale of common stock                      27,200              27                           6,773               6,800

  Paid in Capital by Shareholder                                                               450                 450

  Net Loss - three months
        March 31, 2001                                                                                         (17,136)

                                   ----------------------------------------------------------------   -----------------
  Balance
          March 31, 2001                 2,468,700           2,469                          84,132              63,743
                                   ================================================================   =================








  See accompanying notes              F-4




                         DISCOUNT MORTGAGE SOURCE, INC.
                           a Development Stage Company

                             STATEMENT OF CASH FLOWS
              Three Months and Six Months Ended March 31, 2001, and
             Period from Inception (July 11, 2000) to March 31, 2001

                                                                                                        Period from
                                                                                                         Inception
                                                                    Three Months     Six Months       (July 11, 2000)
                                                                       Ended           Ended                 to
                                                                    Mar 31, 2001    Mar 31, 2001        Mar 31, 2001
                                                                   --------------------------------   -----------------

  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                           ($17,136)        ($20,194)           ($22,858)
      Adjustments to reconcile net loss to net
              cash (used) by operating activities:
                Items not requiring cash:
                  stock issued for services                                                                      1,500
                  paid in capital by shareholder                              450              900               1,200
                  depreciation and amortization                             2,117            4,233               5,644
      Increase in accounts payable                                         (7,500)           1,274               1,377

                                                                   --------------------------------   -----------------
  NET CASH (USED) BY OPERATING ACTIVITIES:                                (22,069)         (13,787)            (13,137)


  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of assets                                                        0                0                (398)

  CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock (net of offering expenses)                       6,800           58,401              58,901

                                                                   --------------------------------   -----------------
      Total cash flows from financing activities                            6,800           58,401              58,901

                                                                   --------------------------------   -----------------

  NET INCREASE IN CASH                                                   ($15,269)         $44,614             $45,366

  CASH, BEGINNING OF PERIOD                                                60,635              752                   0
                                                                   --------------------------------   -----------------

  CASH, END OF PERIOD                                                     $45,366          $45,366             $45,366
                                                                   ================================   =================



  Note:
  -----
Non-cash investing activity - the company issued 200,000 shares valued at $0.125 per share for a total of $25,000 for development of its website.











  See accompanying notes              F-5

                         DISCOUNT MORTGAGE SOURCE, INC.
                           a Development Stage Company

                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2001 and September 30, 2000

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

                         DISCOUNT MORTGAGE SOURCE, INC.
                           A Development Stage Company

                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2001 and September 30, 2000

Note A - Nature of  Business  and  Summary of  Significant  Accounting  Policies
--------------------------------------------------------------------------------
(con't):  Software  Development  Costs:
---------------------------------------
The Company accounts for its software development costs under the provisions of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which was issued by the AICPA in 1998. This requires the capitalization of the costs incurred in connection with developing or obtaining internal-use software.

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

                         DISCOUNT MORTGAGE SOURCE, INC.
                           A Development Stage Company

                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2001 and September 30, 2000

Note C - Stockholders' Equity:
-----------------------------

Common Stock:
-------------
The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At March 31, 2001 and September 30, 2000, there were 2,468,700 and 2,200,000 shares outstanding respectively. The Company has not paid a dividend to its shareholders.

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

Note D - Income Taxes:
----------------------

The Company had a net operating loss of $2,664 for the period from inception (July 11, 2000) to September 30, 2000 (fiscal year end) and $20,194 for the six months ended March 31, 2001. No deferred tax asset has been recognized for the operating loss as any valuation allowance would reduce the benefit to zero.

         Operating losses expire:           2020        $ 2,664
                                            2021        $20,194

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

                         DISCOUNT MORTGAGE SOURCE, INC.
                           A Development Stage Company

                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2001 and September 30, 2000

Note D - Income Taxes (con't):
------------------------------

The components of the provision (benefit) for income taxes included in the financial statements as of March 31, 2001 are as follows:

Deferred tax assets:                            Sept 30, 2000      Dec 31, 2000
                                                -------------      ------------
Net operating loss carryforwards                  $ ( 2,664)          $( 20,194)
Valuation allowance                                   2,664              20,194
                                                  ----------         ----------
Total deferred income tax assets                        -0-                 -0-
Total deferred income tax liabilities                   -0-                 -0-
                                                  ----------         ----------
Net deferred income tax assets                    $     -0-          $      -0-

The Company's effective tax rate on a pre-tax income (loss) from continuing operations differs from the U.S federal statutory rate as follows:

U.S. federal statutory rate                                            (  34)%
Increase (decrease) in rates resulting from:
         Change in valuation allowance for deferred tax asset             34 %
                                                                     ---------
Effective tax rate                                                         0 %

Note E - Related Party Transactions:
-----------------------------------

In July 2000, the Company issued to its President 2,000,000 shares in consideration for $2,000, comprised of $500 cash and $1,500 of his services. The services were valued at $1,500 and the stock was issued at par.

Note F - Going Concern:
-----------------------

As of September 30, 2000 the Company had minimal capital resources available to meet obligations expected to be incurred given that it is a start up enterprise. Accordingly, the Company's continued existence is dependent upon the successful operation of the Company's plan of operations, selling common stock in the Company, or obtaining financing. In December of 2000, the Company raised funds under an SB-1 registration statement filed with the Securities & Exchange Commission and in the opinion of management, has sufficient funds to carry the company out of the development stage. The lack of operating revenue or capital raises substantial doubt that the Company can continue as a going concern.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         The Registrant has had limited operations to date since it was formed on July 11, 2000 and as part of its start up operations, it filed a registration statement on Form SB-1 with the Securities and Exchange Commission to raise a minimum of $60,000 and a maximum of $500,000 which became effective on November 8, 2000. The Registrant has raised funds under that registration statement and as of March 31, 2001 had raised a gross amount of $67,175 by selling 268,700 shares.

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

         Total broker compensation on loan volume for the quarter ended March 31, 2001 was $5,522 whereas we were not in operation the same quarter of 1999. As of March 31, 2001 we had liquid assets of $45,366 with net working capital of $43,989 whereas we had no assets for the same quarter of 1999 since we had not yet been formed. Our total loss for the three months ended March 31, 2001 was $17,136 which is significantly higher than any other quarter for which we have operations. This is due to the Company raising funds in its public offering and using some of those funds for advertising. We had minimal advertising in the three months ended December 31, 2000 and have begun some targeted advertising on radio on talk shows in the Austin, Texas area. This area was targeted because it is considered to be an area that is technologically literate and therefore more likely to have persons who would apply for a loan over the internet to save money. As fo the date of filing this Form 10-Q, we are receiving applications as a direct result of our advertising strategy.


Liquidity

The Registrant has liquid assets of $45,366 and total working capital of $43,989, most of which was generated from the sale of stock in our SB-1 offering described above. As mentioned earlier, the Registrant was not formed at this time in the prior year so there are no comparative numbers.

The Registrant has minimal expenses outside of its advertising costs and no commitments.


Capital Resources

The Registrant's capital resources have been generated from the closing of mortgage loans over its website and from the sale of stock under its registration statement that became effective November 8, 2000.

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

                                                Discount Mortgage Source, Inc.
                                                ------------------------------
                                                 (Registrant)


                                                BY:  /s/ C. Michael Kamps
                                                     -------------------------
                                                      C. Michael Kamps
                                                Its: President and Secretary

DATE:   May 14, 2001
        Rockwall, Texas