Form 10QSB
period 2001-06-30
DISCOUNT MORTGAGE SOURCE INC
filed 2001-08-17
CIK 1120096

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:        June 30, 2001

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


Shares of common stock outstanding at June 30, 2001:

                                                     2,679,300

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

                             ----------------------
                            TELEPHONE (214) 212-2307






                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors of
Discount Mortgage Source, Inc.


         I have reviewed the accompanying balance sheet of Discount Mortgage Source, Inc. (a Texas corporation) as of June 30, 2001, and the related statements of operations, retained earnings and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Discount Mortgage Source, Inc.

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





                                             /s/ Charles E. Smith
                                             -------------------------------
                                                 Charles E. Smith
                                                 Certified Public Accountant



Rockwall, Texas
August 16, 2001




                DISCOUNT MORTGAGE SOURCE, INC.
                  a Development Stage Company

                        BALANCE SHEETS
             June 30, 2001 and September 30, 2000


                            ASSETS
                            ------

                                                                                   June 30, 2001     Sept 30, 2000
                                                                                -------------------------------------

CURRENT ASSETS:
    Cash                                                                                 $85,885                $752

PROPERTY AND EQUIPMENT:
    Equipment (net of $357 and $22 depreciation respectively)                              4,282                 376
    Website (net of $7,638 and $1,389 amortization respectively)                          17,361              23,611
                                                                                -----------------   -----------------
    Total property and equipment                                                          21,643              23,987

                                                                                -----------------   -----------------

TOTAL ASSETS                                                                            $107,528             $24,739
                                                                                =================   =================




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES                                                                                1,377                 103

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 50,000,000 authorized,
         2,679,300 and 2,200,000 shares issued and outstanding respectively                2,679               2,200
    Additional paid-in-capital                                                           137,022              25,100
    Deficit accumulated during the development stage                                     (33,550)             (2,664)
                                                                                -----------------   -----------------
        Total Stockholders' Equity                                                       106,151              24,636
                                                                                -----------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $107,528             $24,739
                                                                                =================   =================


















See accompanying notes                 F-2




                         DISCOUNT MORTGAGE SOURCE, INC.
                           a Development Stage Company

                            STATEMENT OF OPERATIONS
              Three Months and Nine Months Ended June 30, 2001, and
             Period from Inception (July 11, 2000) to June 30, 2001

                                                                                       Period from
                                                                                        Inception
                                                   Three Months     Nine Months      (July 11, 2000)
                                                      Ended           Ended                 to
                                                  June 30, 2001     June 30, 2001     June 30, 2001
                                                  ----------------------------------------------------


REVENUE:                                                    $55           $8,200              $9,195

OPERATING EXPENSE:
    Depreciation and amortization                         2,352            6,585               7,995
    Consulting - related party                                             1,700               3,200
    Advertising                                           1,350           20,350              20,350
    General and administrative                            7,045           10,451              11,200
                                                  --------------------------------   -----------------
        Total Operating Expense                          10,747           39,086              42,745

                                                  --------------------------------   -----------------

NET LOSS                                               ($10,692)        ($30,886)           ($33,550)
                                                  ================================   =================



Weighted average shares outstanding                    2,458,309        2,329,062           2,336,195
                                                  ================================   =================

Loss per share - basic and diluted                        ($0.00)          ($0.00)             ($0.00)
                                                  ================================   =================
























See accompanying notes                F-3




                         DISCOUNT MORTGAGE SOURCE, INC.
                           a Development Stage Company

           STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
             Period from inception (July 11, 2000) to June 30, 2001


                                            Common  Stock                             Paid In
                                       Shares          Amount                         Capital              Total
                                 ----------------------------------------------------------------   -----------------

Balance,
       July 11, 2000
        (date of inception)                  -0-             -0-                             -0-                 -0-

Shares issued on July 11, 2000 for:
           Cash                          500,000             500                                                 500
           Services                    1,500,000           1,500                                               1,500

       July 12, 2000 for:
           Website development           200,000             200                          24,800              25,000

Paid in Capital by Shareholder                                                               300                 300

Net Loss                                                                                                      (2,664)

                                 ----------------------------------------------------------------   -----------------
Balance
       September 30, 2000              2,200,000          $2,200                         $25,100             $24,636
                                 ================================================================   =================

Sale of common stock
      (net of offering expenses)         241,500             242                          51,359              51,601

Paid in Capital by Shareholder                                                               450                 450

Net Loss - three months
       December 31, 2000                                                                                      (3,058)

Sale of common stock                      27,200              27                           6,773               6,800

Paid in Capital by Shareholder                                                               450                 450

Net Loss - three months
       March 31, 2001                                                                                        (17,136)

Sale of common stock                     210,600             210                          52,440              52,650

Paid in Capital by Shareholder                                                               450                 450

Net Loss - three months
       June 30, 2001                                                                                         (10,692)

                                 ----------------------------------------------------------------   -----------------
Balance
       June 30, 2001                   2,679,300           2,679                         137,022             106,151
                                 ================================================================   =================







See accompanying notes                F-4




                         DISCOUNT MORTGAGE SOURCE, INC.
                           a Development Stage Company

                             STATEMENT OF CASH FLOWS
             Three Months and Nine Months Ended June 30, 2001, and
             Period from Inception (July 11, 2000) to June 30, 2001

                                                                                                      Period from
                                                                                                       Inception
                                                                  Three Months     Nine Months      (July 11, 2000)
                                                                     Ended           Ended                 to
                                                                 June 30, 2001     June 30, 2001     June 30, 2001
                                                                 ----------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           ($10,692)        ($30,886)           ($33,550)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
              Items not requiring cash:
                stock issued for services                                                                      1,500
                paid in capital by shareholder                              450            1,350               1,200
                depreciation and amortization                             2,353            6,586               5,644
    Increase in accounts payable                                                           1,274               1,377

                                                                 --------------------------------   -----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                 (7,889)         (21,676)            (23,829)


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of assets                                                   (4,242)          (4,242)               (398)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock (net of offering expenses)                      52,650          111,051              58,901

                                                                 --------------------------------   -----------------
    Total cash flows from financing activities                           52,650          111,051              58,901

                                                                 --------------------------------   -----------------

NET INCREASE IN CASH                                                    $40,519          $85,133             $34,674

CASH, BEGINNING OF PERIOD                                                45,366              752                   0
                                                                 --------------------------------   -----------------

CASH, END OF PERIOD                                                     $85,885          $85,885             $34,674
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
















See accompanying notes                F-5

                         DISCOUNT MORTGAGE SOURCE, INC.
                           a Development Stage Company

                          NOTES TO FINANCIAL STATEMENTS
                      June 30, 2001 and September 30, 2000

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

                         DISCOUNT MORTGAGE SOURCE, INC.
                           A Development Stage Company

                          NOTES TO FINANCIAL STATEMENTS
                      June 30, 2001 and September 30, 2000

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

                         DISCOUNT MORTGAGE SOURCE, INC.
                           A Development Stage Company

                          NOTES TO FINANCIAL STATEMENTS
                      June 30, 2001 and September 30, 2000

Note C - Stockholders' Equity:
-----------------------------

Common Stock:
-------------
The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At June 30, 2001 and September 30, 2000, there were 2,679,300 and 2,200,000 shares outstanding respectively. The Company has not paid a dividend to its shareholders.

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

Note D - Income Taxes:
----------------------
The Company had a net operating loss of $2,664 for the period from inception (July 11, 2000) to September 30, 2000 (fiscal year end) and $30,650 for the nine months ended June 30, 2001. No deferred tax asset has been recognized for the operating loss as any valuation allowance would reduce the benefit to zero.

         Operating losses expire:           2020       $ 2,664
                                            2021       $30,886

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

                         DISCOUNT MORTGAGE SOURCE, INC.
                           A Development Stage Company

                          NOTES TO FINANCIAL STATEMENTS
                      June 30, 2001 and September 30, 2000

Note D - Income Taxes (con't):
------------------------------

The components of the provision (benefit) for income taxes included in the financial statements as of June 30, 2001 are as follows:

Deferred tax assets:                               Sept 30, 2000    Jun 30, 2001
                                                   -------------    ------------
Net operating loss carryforwards                    $( 2,664)        $( 30,886)
Valuation allowance                                     2,664            30,886
                                                    ----------       -----------
Total deferred income tax assets                          -0-               -0-
Total deferred income tax liabilities                     -0-               -0-
                                                    ----------       -----------
Net deferred income tax assets                      $     -0-        $      -0-

The Company's effective tax rate on a pre-tax income (loss) from continuing operations differs from the U.S federal statutory rate as follows:

U.S. federal statutory rate                                       ( 34)%
Increase (decrease) in rates resulting from:
         Change in valuation allowance for deferred tax asset       34 %
                                                               ----------
Effective tax rate                                                   0 %

Note E - Related Party Transactions:
-----------------------------------

In July 2000, the Company issued to its President 2,000,000 shares in consideration for $2,000, comprised of $500 cash and $1,500 of his services. The services were valued at $1,500 and the stock was issued at par.

Note F - Going Concern:
-----------------------

As of September 30, 2000 the Company had minimal capital resources available to meet obligations expected to be incurred given that it is a start up enterprise. Accordingly, the Company's continued existence is dependent upon the successful operation of the Company's plan of operations, selling common stock in the Company, or obtaining financing. In December of 2000 and the first half of 2001, the Company raised funds under an SB-1 registration statement filed with the Securities & Exchange Commission and in the opinion of management, has sufficient funds to carry the company out of the development stage. The lack of operating revenue or capital raises substantial doubt that the Company can continue as a going concern.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         The Registrant has had limited operations to date since it was formed on July 11, 2000 and as part of its start up operations, it filed a registration statement on Form SB-1 with the Securities and Exchange Commission to raise a minimum of $60,000 and a maximum of $500,000 which became effective on November 8, 2000. The Registrant continued to raise funds under that registration statement and cut off the offering after having sold 479,300 shares for a total of $119,825. At June 30, 2001, there were 2,679,300 shares outstanding.

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

         The Company started a radio advertising campaign in Austin, Texas and saw good response to its advertising. Although the Company saw good response and received many mortgage loan applications through its website, it appeared that the applicants had no urgency to provide additional information and to follow up on their application. This was partly due to some of the applications being to refinance existing loans and for new loan applications, it appeared that since there was no personal contact, that the process got protracted. The Company believes that these loans will start closing in the third quarter.

         The problems encountered with the lack of urgency by applicants to complete their application process were unexpected, but the Company is going to start charging a non-refundable application fee of $40.00 so that the applicants will feel like they are going to lose something if they do not complete the process. As of the date of this filing, the Company is making arrangements to take credit cards over their website in order to facilitate the charging of an application fee.

         Total broker compensation on loan volume for the quarter ended June 30, 2001 was zero due to the problems encountered as described in the preceding paragraphs, whereas we were not in operation the same quarter of 1999. As of June 30, 2001 we had liquid assets of $85,885 whereas we had no assets for the same quarter of 1999 since we had not yet been formed. Our total loss for the three months ended June 30, 2001 was $10,692. This is due to the Company raising funds in its public offering and using some of those funds for advertising. We had minimal advertising in the three months ended December 31, 2000 and have begun some targeted advertising on radio on talk shows in the Austin, Texas area. This area was targeted because it is considered to be an area that is technologically literate and therefore more likely to have persons who would apply for a loan over the internet to save money.


Liquidity

The Registrant has liquid assets of $85,885 and total working capital of $85,885, most of which was generated from the sale of stock in our SB-1 offering described above. As mentioned earlier, the Registrant was not formed at this time in the prior year so there are no comparative numbers.

The Registrant has minimal expenses outside of its advertising costs and no commitments.


Capital Resources

The Registrant's capital resources have been generated from the closing of mortgage loans over its website and from the sale of stock under its registration statement that became effective November 8, 2000.

There were no plans or requirements for purchase of capital items during the quarter for company purposes. In the quarter ended June 30, 2001, the Company purchased office equipment of under $5,000, according to its intentions as described in its SB-1 offering memorandum. The Company does not foresee any material capital purchase in the coming twelve months.

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

                  None.

Item 6.      Exhibits and Reports on Form 8-K.

                  None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

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

DATE:   August 17, 2001
        Rockwall, Texas