Form 10KSB
period 2001-09-30
ENDO NETWORKS INC
filed 2002-01-14
CIK 1120096

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001, OR

         [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____.

Commission file number: (333-42640)

                               Endo Networks, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Discount Mortgage Source, Inc.
--------------------------------------------------------------------------------
            (Former name of registrant if changed since last report)

            Nevada                                          75-2882833
---------------------------------                          ------------
(State of Incorporation)                                   (Tax ID No.)

        2624 Dunwin Drive, Unite #3, Mississauga, Ontario, Canada L5L 3T5
--------------------------------------------------------------------------------
               (Address of principal executive offices)(ZIP code)

Registrant's telephone number, including area code: 416-823-0220
                                                    ------------
Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirement for the past 90 days.
                               X    YES                        NO
                           ---------                 ---------

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001:
                                                    $ 1,789,475

Shares of common stock outstanding at December 31, 2001:  12,070,966

PART I.

ITEM 1         DESCRIPTION OF BUSINESS

OVERVIEW

Endo Networks Inc. builds interactive public networks.

The component parts generally deployed within a public location include an in-house TV service (with several strategically placed TVs), a background audio service, and various touchscreen interactive devices (kiosks, tablet PCs, wireless handhelds, etc.).

The corporate head office is located at 2624 Dunwin Drive, Unit 3, Mississauga, Ontario, Canada, 20 minutes from Toronto and 60 minutes from Buffalo.

We currently carry on business under two primary brands: Endo Networks and Streamline Media. The Endo Networks (www.endonetworks.com) brand encompasses all network related business. The Streamline Media (www.streamlinemedia.com) brand encompasses traditional Internet and interactive design/production work not related to the network business. The Streamline Media business provides an important source of revenue and continually exposes our design and production team to new ideas and technologies, which in turn benefit our Endo Networks business as they utilize the same competencies.

Endo Networks was incorporated in Ontario, Canada in January 30, 2001. Conceptual and software development was ongoing prior to this date for approximately two years by company founders, through contract relationships with software development companies. Endo Networks Inc. (Canada) was acquired by Discount Mortgage Services Inc. (Texas) in September, 2001. Discount Mortgage Services Inc. (Texas) underwent a name change to Endo Networks, Inc. (US) in November, 2001. Endo Networks, Inc. (US) was redomiciled to Nevada in December, 2002.

As of January 2002 Endo Networks had 20 total employees, 14 full-time.

PRODUCTS/SERVICES/MARKETS

Deployment Locations

Endo Networks deployments are located in high-traffic public areas including:
         Events (i.e. consumer and trade shows)
         Retail stores
         Restaurants
         Government community centers

Endo Networks deployments are able to utilize any available form of connectivity for remote management and content delivery.

Applications

Endo Networks deployments are used to deliver a combination of third party and proprietary applications in the following categories:

     Entertainment
     Background music, In-house TV and Radio, trivia, games...
     Advertising and promotion
     Exterior brading, Radio-style commercials, TV commercials, Instant coupons, Interactive promotions, Contests, 1 to 1 relationship marketing (CRM)... Information and training
     Nutrition guides, Directories, Store locators, Interactive staff training.. Loyalty and rewards
     Points, Rewards, 1 to 1 relationship marketing (CRM)...
     Internet and eCommerce
     Web link, eMail, Surf, Shop, connect to back end systems...
     Any application and/or service

These applications target both consumers and employees. The combination of TV, audio and interactive creates a uniquely effective and measurable communication medium.

Deployment Categories

Network deployments fall into one of two additional categories:  Paid or Placed.

Paid Deployments

In a Paid deployment, we receive full payment with margin for every product and service we provide, either on a recurring monthly basis (i.e. lease or rent), or one-time (i.e. purchase). We generally also receive a commission if we bring any cost-recovery to the deployment, i.e. an outside brand that pays to utilize some of the network capacity in synergy with the primary client. Retail, Event and Government deployments are all generally Paid deployments. While Paid deployments offer the stability of one payment partner, they offer less margin for Endo Networks long term, and require potentially lengthy approval, pilot and expansion stages.

Placed Deployments

In a  Placed  deployment,  Endo  Networks  is  responsible  for the  cost of the deployment, and recovers that cost with margin from a "coalition" of stakeholders sharing the network resource. Generally, the host location receives the base deployment at no charge providing a certain level of deployment performance. Revenue is generated through recurring charges such as advertising or application sales commission, transactional charges such as lead generation, instant gift certificate or jukebox, and one-time charges such as custom development or software license.

Stakeholders include the host location, outside brands, and Endo Networks.

         The host location receives a basic package of CRM and promotional services at no charge, but may also subscribe to several step-up services in the same categories.
         Outside brands may be:

         * brand advertisers utilizing our deployment to generate sales leads or brand awareness, or actually conduct "e-commerce" style transactions.
         *        3rd party  applications  which we re-sell into the location to either the location or the guests within the location.
         *        Endo  Networks  utilizes  the  deployment  to promote  our own brands, to reach more potential host locations and more outside brands, and to drive use of the interactive stations for increased revenue.

Network Access

In the short term, consumer and staff access to applications is via freestanding network access points such as kiosks, while management is provided with a wireless appliance for access to various application functionality.

In the medium term, additional network access points will be deployed for consumer and staff access, i.e. in booths at restaurants, or dedicated employee-access stations.

In the long term, we will provide network access via wireless local area networking technology to the user's own device.

COMPETITORS

Endo Networks is a true convergence business - our business opportunity has been created by (and is driven by) the continued convergence of applications and technology onto a PC platform, enabling us to provide value to an almost endless number of applications through effective sharing of the network resource. This also creates a substantial number of non-direct competitors, i.e. the non-aggregated initiatives currently providing a limited service in any of our target categories.

In North America, there are no established initiatives in the interactive public network space which pursue a strategy of aggregation and integration as does Endo Networks. There may be direct competitors operating on a regional basis, but as of January 2002 we have not encountered any direct competition. The enormous number of potential locations means there is ample room for direct competition, which can assist in growing the market segment.

If we look for other business initiatives that compete with us for space in a host location, there are many. These initiatives are generally single or limited function network or non-network devices that compete with part of the Endo Networks service offering. In some cases, these initiatives may represent potential application partners for Endo Networks - for example, these applications may wish to exit the network deploy/manage segment of their business, and instead negotiate carriage with Endo Networks. This allows the application to focus more of their resources on improving their application, and enhances our offering.

It is our strategy to pursue opportunities for non-exclusive partnerships with initiatives which might currently be categorized as competitors.

A partial list of initiatives with which we compete or potentially partner is as follows:

Audio services

This includes all forms of background audio used in a host location, i.e. Musac, DMX, Radio, Jukebox, etc. The flexibility and functionality of our partner Music Made Easy's background audio solution greatly exceeds anything else currently available on the market. Music Made Easy leverages our investment in infrastructure to benefit from a powerful server, touchscreen, TVs, wireless and other peripherals, at a cost less than building and maintaining their own network. No single purpose network can afford this level of network deployment, and therefore they cannot offer this level of functionality on their current business models.

Client Controlled Media (In-house TV)

An emerging market opportunity lies with Client Controlled Media (a.k.a. Place Based Media). This technology leverages digital servers and network distribution technology to deliver a "private label" in-house TV service. Endo currently offers a proprietary In-house TV service which leverages our deployment for greatly enhanced functionality. Long term, it is our desire to secure an application partner to grow this offering. Short term, as part of our overall integrated offering our In-house TV service is very compelling.

Email Picture Postcard

Email picture postcards are a developing promotional marketing tool, and in some cases actually generate transactional and advertising revenue. There are actually businesses building and deploying interactive public networks with email picture postcards as the sole application. By aggregating this application into our overall offering, we greatly increase its attractiveness, as well as the attractiveness of our overall solution.

Gift Cards

Many retail businesses are migrating from traditional paper-based gift certificates to gift cards, which function essentially as a private label currency. We are currently working with leading providers of this technology to offer a "one card" loyalty/gift/cashless ATM solution to our partners, which will be integrated into our entire offering, essentially giving us a new form of currency. This will also serve to reduce our cash collection costs. Once again, the benefits of aggregating this application into our total solution provide a substantial competitive advantage.

HR/Learning Management Systems

An interactive network access point, combined with TV and audio, affords a unique opportunity for a retailer to measurably communicate with their own staff as well as customers. From the initial job application, to ongoing daily communications, to employee growth, Endo Networks will shortly deliver a unique solution for our location partners. We are working with several partners with leadership positions in these fields to jointly deliver this new integrated offering in 2002. As with all other applications, the aggregation provides a competitive advantage.

Bank machines

The primary reason a retailer offers a bank machine on their premise is because a substantial percentage of the transactions result in money spent at that retailer. The above mentioned Gift Card technology currently in development will allow retailers a better alternative, integrating this functionality with their CRM initiatives. By eliminating the need to store large amounts of cash in a bank machine on the location, Endo Networks benefits from a substantially lower cost of managing the service.

Future opportunities for partnership and new competition:

         POS (Cash Registers)
         Gaming
         Internet Access/eMail Stations
         Supply Chain Management
         Automation
         Telecommunication

As direct competitors emerge, it will be the continual improvement of our service offering and the continual strengthening of our network of relationships that will entrench us with our existing clients, and make our service increasingly more attractive to new potential clients. This will require our employees to be "out of the box" thinkers, exceedingly synergy-minded. It will also require a continual investment in research and development. We are pursuing several forms of legal and contractual hardware, software, process, brand and relationship protection to further strengthen our competitive position.

SUPPLIERS

Effective outsourcing is a key enabler of the rapid growth of Endo Networks.

We have selected hardware partners based on their ability to scale production and delivery of physical network components to hundreds or even thousands of units monthly. We have selected application partners with careful attention to their infrastructure capabilities to ensure they are scalable. We are currently evaluating regional, national and international service networks based on their ability to provide a reliable service level, and integrate with our network management systems. And we have selected our network management systems and software based on scalability and functionality.

FINANCING

Operations

Base operating costs of Endo Networks are currently financed from existing revenues. Additional operating costs are currently financed through funds raised through our initial private placement. These two sources of financing should be ample to continue current operations. This rate of growth is acceptable given the current competitive market conditions. No new operational financing is anticipated at the current level of growth.

Network Infrastructure

Endo Networks is currently securing venture leasing which should allow growth of the network to 400 locations, over approximately 18 months. At some point during this expansion, we will negotiate terms on additional financing. We will also have the ability to finance a certain level of growth out of our own resources.

CUSTOMERS

Deployments

Our focus has been on securing business in our four initial categories (Retail, Food Service, Events and Government) in the Greater Toronto Area of Ontario. Projects are selected based on their ability to expand post-pilot - therefore, focus has been on large chains and franchises, or on particular categories where all the locations are similar (i.e. Pubs), with particular emphasis on those with US counterparts. Often, a customer will participate with us at several different levels, i.e. as a host location and as an outside brand partner on a deployment into another host location with an attractive customer demographic or other synergies. The status of each of these categories is discussed below:

Retail

In May 2001 Endo Networks was contracted by The Beer Store, Ontario's primary beer retailer, owned by Labatt, Molson and Sleeman Breweries. Over a 30 day period we deployed BeerTV, BeerRadio and BeerStations in the six locations of The Beer Store in the City of Burlington. The performance of these six paid deployments exceeded expectations, and expansion of The Beer Store project has been approved for 2002. Cogeco Cable is an outside brand currently "renting" space on these deployments for measurable promotional marketing, providing cost recovery to The Beer Store. Several other major brands will be introduced to this project in 2002.

Food Service

In January 2002, our first Food Service placed deployment will commence with Fox and Fiddle Group, a chain of 23 (and growing) pubs and bars, including Whiskey Saigon, The Wheat Sheaf, The Brunswick House and O'Grady's. As of January 2002 we have more than 80 similar locations on our waiting list, which we are currently ranking for deployment based largely on their attractiveness to our outside brand partners. 2002 Food Service deployment target is 200 locations. Several major outside brand partners will be introduced to this project in 2002.

Events

In partnership with Mosaic Group (www.mosaicgroupinc.com), in 2001 Endo Networks delivered several successful event solutions to brands including Beer.com. Endo Networks has been contracted for many exciting and innovative event projects for major outside brand partners for 2002.

Government

Most governments are currently investigating the use of interactive public network technology to improve the service they offer their citizens, and implement a plan for future cost avoidance. Endo Networks is currently in the early stages of pilot deployments for several local communities. These deployments may also extend relationships already in place with outside brand partners in other categories.

Future Potential Deployment Categories

         Doctors Offices
         Shopping Malls
         Grocery Stores
         Airports
         Convenience Stores
         Resorts/Hotels
         Office Buildings

Outside Brand Partners

Pilot projects with outside brand partners in 2001 yielded phenomenal results - one direct marketing initiative over our network with The Beer Store captured qualified leads for our outside brand partner which yielded a 5% conversion to sales rate, when the expectation was defined at between 0.5% and 1.5%. This does not include any additional sales derived by the brand advertising the outside brand partner received on BeerTV and Beer Radio.

There are many factors which make our offering more attractive to outside brand partners than other advertising vehicles, however, perhaps the most important is availability of action. We can communicate a call to action very effectively via Audio and TV, to which the target potential customer can respond immediately via our Interactive touchscreens - before the call to action has a chance to be diluted by competing messages.

Negotiations are currently underway with several leading brands to exploit our capabilities - as with Deployments, we are focusing on brands or brand categories which can expand with us.

Application Partners

A substantial portion of our application offering in 2001 was proprietary to Endo Networks. Moving into 2002, we are aggressively pursuing partnerships with leaders currently providing non-aggregated applications into our target markets. This will allow us to leverage their core competencies, delivering a continually-improving solution to our partners, while allowing us to shift resources away from application development and towards network growth.

RESEARCH AND DEVELOPMENT

In 2001, a Endo Networks invested heavily in research and development, approximately 30% of which was able to be invoiced through to clients on various projects. In the first three months of 2002, this investment in R&D will be somewhat reduced as we focus on our internal systems and process in preparation for our first major deployment push in the second and third quarters of 2002. In the fourth quarter of 2002 we anticipate increasing R&D investment as deployments slow for the Christmas selling season.

ACQUISITION STRATEGY

In the short term, we will only consider acquisitions which enhance our core competencies. These acquisitions will be primarily stock transactions, and will in most cases also bring a revenue stream to Endo Networks which is complementary with our current core competencies, and is synergistic with our existing brands.

In the medium term, we will be focused on acquisitions which deliver us a large number of potential deployments, i.e. acquiring single or limited function networks with a large number of existing deployments which we can upgrade over time to our solution, and in which there is proven revenue for one or more of our applications.

In the longer term, we will leverage the power of our network to partner with emerging and existing applications to acquire minority positions in their business in return for distributing their applications to our customer base.

ITEM 2        DESCRIPTION OF PROPERTY

HARDWARE RELATED TO DEPLOYMENTS

Endo Networks currently leases infrastructure equipment (including servers, monitors, TVs, touchscreens, Internet appliances, sound systems, switches, etc.):

         Deployed within locations of The Beer Store
         Deployed on event solutions for Mosaic
         Preparing for deployment within Food Service locations
         Deployed in our showroom
         Utilized in our network servers

SOURCE CODE

Endo Networks currently owns source code as follows:

         Proprietary applications including audio, video and interactive Content management applications
         Various eCommerce applications
         Code related to integrating third party applications

ITEM 3        LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At a special meeting of the shareholders of the Company, the Company submitted on November 2, 2001, to a vote of security holders the following proposals. There were 2,679,300 shares outstanding and eligible to vote at the meeting.
a)       to approve the Stock  Exchange  Agreement  whereby  the Company  issued
         9,391,666 shares in exchange for 100% of the issued and outstanding stock of Endo Networks, Inc. The Agreement was effective September 30, 2001.
                  Votes for:                2,485,000         (92.78%)
                  Votes against:                -0-
                  Abstentions:                  -0-

b) to approve a change in the name of the Company from Discount Mortgage Source, Inc. to Endo Networks, Inc.
                  Votes for:                2,485,000         (92.78%)
                  Votes against:                -0-
                  Abstentions:                  -0-

c)       to approve the  redomiciling of the  Corporation  from Texas to Nevada,
         and
                  Votes for:                2,485,000         ( 92.78%)
                  Votes against:                -0-
                  Abstentions:                  -0-

d)       to elect the following directors for the Company:
         William S. Best         Votes for:            2,485,000       (92.78%)
                                 Votes against:            -0-
                                 Abstentions:              -0-

         Peter B. Day            Votes for:             2,485,000      (92.78%)
                                 Votes against:             -0-
                                 Abstentions:               -0-

         Wayne Holm              Votes for:             2,485,000      (92.78%)
                                 Votes against:             -0-
                                 Abstentions:               -0-

On November 2, 2001, C. Michael Kamps resigned as an officer and director of the COmpany. Acquisition or Disposition of Assets.

The assets and liabilities of Endo Networks, Inc. at the time of the effective date of the Stock Exchange Agreement, were taken up on the books of the Company at the amounts carried at that time by each corporation. The financial statements reflecting these assets are included as an Exhibit to this Form 10-KSB.

PART II.

ITEM 5        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

         a.       Market Information.

         The Company's common stock is currently traded on the NASDAQ bulletin board. The following were the high and low sales prices for each quarter for which the Company's stock traded:
                                    Period                High            Low
                                    ------------         ----------       ----
                  2000              All quarters         Not traded

                  2001              1st quarter          Not traded
                                    2nd quarter          Not traded
                                    3rd quarter          $0.75           $0.25
                                    4th quarter          $1.25           $0.34

         b.       Holders.

         There are approximately one hundred (100) shareholders.

         c.       Dividends

         Registrant has not paid a dividend to the holders of its common stock and does not anticipate paying dividends in the near future.

         e.       Warrants

         Registrant has no warrants outstanding.


ITEM 6        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2001

Our accomplishments in 2001 are detailed in Section 1 above. In summary, they are as follows:

Deployments

         Proved the attractiveness of an aggregated model to host locations Proved our ability to remotely manage and support a deployment
         Built a (growing) knowledge database of deployment-related issues Gained a better understanding of cost of managing a deployment Generated substantial revenue from Paid deployments
         Secured relationships with internationally-recognized brands
         Integrated   various  hardware  and  software   elements  for  reliable
         operation
         Learned our chosen Network Management System
         Developed Food Service placed deployment model

Applications

         Demonstrated how aggregation allows an increase in effectiveness for applications
         Gained a better understanding of potential of various applications Began negotiations with potential application partners
         Developed a number of proprietary applications
         Developed an expert understanding of how to customize applications for touch and public use.
         Developed an expert understanding of how to aggregate applications for maximum effectiveness.
         Demonstrated  our  design,   production  and  application   development
         capabilities.
         Generated revenue from our proprietary applications.

Outside Brand Partners

         Demonstrated the capability of our offering to deliver exceptional value to an outside brand partner
         Secured relationships with internationally-recognized brands in key categories.
         Began negotiations with many more major potential brand partners o Generated revenue from outside brand partners.

Research and Development

         Developed core applications required to allow initial deployments in Retail, Events and Food Service.

Acquisition

         Used stock and options to acquire contractors to enhance our core competencies.

Operations

         Established and staffed head office.
         Attracted key members of our team with contacts and experience in advertising, food service, retail and government.
         Completed private placement for growth funding.
         Completed reverse-take over transaction with Discount Mortgage Services Inc.
         Renamed Discount Mortgage Services Inc to Endo Networks Inc. Redomiciled Endo Networks Inc. from Texas to Nevada.
         Secured initial hardware venture leasing partner.

DISCUSSION OF 2002

First Calendar Quarter 2002

Our focus for the first calendar quarter of 2002 is on the implementation of business processes and systems to allow us to grow from a small entrepreneurial organization into a somewhat larger, fast growing corporation. We will also begin expansion of The Beer Store deployments, initiate our Food Service Deployments, and secure a small number of key outside brand partners.

This entails the following:

         Determination   of  branding,   both  for  Endo  and  our   proprietary
         applications.
         Definition of and implementation of formal corporate structure, driven by our learnings from 2001.
         Detailed documentation of our existing source code.
         Detailed strategy for continued software development, or identification of areas where we will be looking for partners, and what capabilities we will look for in those specific partners to best fit our anticipated network growth.
         Deployment plans, with specific attention to reducing deployment cost. Streamlining of sales and marketing process to allow faster time to market per deployment.
         Detailed sales and marketing plan
         Production of sales and marketing materials, including website Execution of expanded venture leasing contract.
         Establishment of formal Board of Directors and corporate governance structure
         Preparation of new employee, supplier, deployment, application partner and outside brand partner contracts and licensing agreements.
         Initiate intellectual property protection initiatives
         Implement  improved,   more  scalable  network  servers  and  plan  for
         outsourcing
         Preparation of plan for The Beer Store expansion
         Initial deployment of Food Service
         Preparation of Food Service expansion plan

Second Calendar Quarter 2002

In the second calendar quarter of 2002, we will continue to invest in enhancing our operational capabilities, but our focus will shift to aggressive deployments with The Beer Store, Food Service and Events, partially driven by our outside brand partner's desire to catch the spring and summer selling season. We will also commence initial deployments within the Government market segment, and expand our relationships with outside brand partners.

Third Quarter 2002

In the third calendar quarter of 2002, deployments will slow with The Beer Store (target 26 total deployments) and Events (target 20 total deployments), and continue aggressively with Food Service (target 200+ deployments). No new action is anticipated with Government deployments (target 2 deployments). Outside brand partnerships will become a focus as we fill our network capacity. Expansion into the US will be considered. Acquisition of key businesses which could yield faster location deployment, or new forms of revenue will be considered.

Fourth Quarter 2002

In the last three months of the calendar year the focus of our Retail and Food Service partners turns towards handling the volume of Christmas sales - this makes this time of the year unattractive for new deployments. Instead, our focus will be on maximizing the effectiveness of our existing deployments and outside brand partner relationships, and preparing for network expansion in 2003.

Anticipated number of employees by year end 2002 is approximately 30.

Endo Networks Inc. will provide an annual report including audited statements on request.

Endo Networks Inc. files quarterly reports with the SEC.

Public may read and copy any materials filed by Endo Networks with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Public may abtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC- 0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 This discussion may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this release, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, changes or anticipated changes in regulatory environments, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonally, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other press releases to the public or filings made by the company with the Securities and Exchange Commission, the ability to secure partnership or joint-venture relationships with other entities, the ability to raise additional capital to finance expansion, and the risks inherent in new product and service introductions and the entry into new geographic markets. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements. For further information, which could cause actual results to differ from the Company's expectations, as well as other factors, which could affect the Company's financial statements, please refer to the Company's report filed with the Securities and Exchange Commission.

Endo Networks Inc.
(905) 820 8800
www.endonetworks.com


ITEM 7        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Report of Independent Certified Public Accountant is attached hereto.

ITEM 8        CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURES

         The Board of Directors engaged Malone & Bailey, PLLC as auditor for the Company whereas Charles E. Smith audited the financial statements the prior year. As reflected in an 8-K filed for the change in accountants, there were no disagreements with the prior auditor on accounting or financial disclosure issues, and there have been no disagreements with the current auditor on accounting or financial disclosure issues.

PART III.

ITEM 9        DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


The following persons serve as directors and officers of Registrant:

William S. Best   President, CEO and Director
                  Served since November 2001 and expires at the next annual meeting

Peter B. Day      Vice-President of Marketing, Secretary and Director
                  Served since November 2001 and expires at the next annual meeting

Wayne Holm        Director
                  Served since November 2001 and expires at the next annual meeting

William S. Best - President, CEO and Director
---------------
Mr. Best received his BA from the University of Toronto in 1982 and received his Chartered Accountant license and became a member of the Canadian Institute of Chartered Accountants in 1985. Mr. Best worked for The Equion Group Limited from 1995 to 2000 starting as the Vice President and working up to President and CEO, in which capacity he served from 1998 to 2000. Mr. Best has been the President and CEO of Endo Networks, Inc. since joining them in 2000.

Peter B. Day - Vice-President of Marketing, Secretary and Director
------------
Mr. Day attended the University of Toronto from 1989 to 1992 studying English, History and Psychology and attended Humber College in 2000 studying Telecommunications. Mr. Day work experience follows: General Manager and Partner in Down Home Satellite Programming, Inc. from 1996 to 1998. Marketing Director and General Manager for Galaxy Satellite Programming, Inc. from 1998 to 2000. Vice President and Partner in Streamline Media, Inc., a computer software and web design company from 2000 to present. Vice President and General Manager for Endo Networks, Inc. from 2000 to present.

Wayne Holm - Director
----------
Mr. Holm attended Simon Frazier University from 1965 to 1970 and played in the Canadian Football League from 1969 to 1974. Mr. Holm's recent work experience follows: In 1989 he co-founded Spectra Food Corporation in 1989 and became Vice President. Vice President and Co-CEO for The Spectra Group of Great Restaurants, Inc. from 1993 to 1997. Chairman of the Board for The Spectra Group of Great Restaurants, Inc. from 1997 to 2001, and became President and Chief Operating Officer in 2001. Mr. Holm also became the Senior Vice President for Branding and Concept Development for Cara Operations Limited in 2000.


ITEM 10       EXECUTIVE COMPENSATION

         The Company paid no compensation to its officers and directors in the calendar year 2001.

         The Company has no retirement or stock option or bonus plan.

ITEM 11       SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS

         Set forth below is the direct ownership of Registrant's common Stock by management and any owner of 5% or more of Stock of Registrant.

Title of         Name and address                 Amount of shares    % of class
Securities       of owner                                              owned
--------------------------------------------------------------------------------
Common          Peter B. Day                         4,577,500          37.9%
                2624 Dunwin Drive, Unit #3
                Mississuaga, Ontario L5L 3T5

Common          Dean T. Hiebert                      2,432,500          20.2%
                2624 Dunwin Drive, Unit #3
                Mississuaga, Ontario L5L 3T5

Common          William S. Best                        575,000           4.8%
                43 Dundurn Road
                Toronto, Ontario M4N 2W9

Common          Wayne Holm                             100,000           0.8%
                2624 Dunwin Drive, Unit #3
                Mississuaga, Ontario L5L 3T5

Common          Woodbridge Management, Ltd.          2,000,000 *        16.6%
                192 Blue Hill Road South
                Nassau, Bahamas

Common          All Officers, Directors &            9,685,000          80.1%
                Beneficial Holders as a Group

* The Company has the option to purchase 1,975,000 shares by May 2, 2002.



ITEM 12       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In January 2001, the Company issued 4,577,500 shares to its Peter B. Day and issued 2,432,500 to Dean Hiebert in consideration for intellectual property.

PART IV.

ITEM 13       EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:
         Included in Part II, Item 8 of this report:

         Report of Independent Public Accountant

         Balance Sheet as of September 30, 2001

         Statement of Operations - Period January 30, 2001 (date of inception) to September 30, 2001

         Statement of Stockholders' Equity - Period from January 30, 2001 (date of inception) to September 30, 2001

         Statement of Cash Flows - Period January 30, 2001 (date of inception) to September 30, 2001

         Notes to the Financial Statements

(b) The following reports on Form 8-K were filed for the Company during the year:

         On an 8-K dated October 26, 2001, the Registrant announced the signing of a Stock Exchange Agreement to purchase 100% of the outstanding stock of Endo Networks, Inc., which included a change in control of the Registrant.

         On an 8-K dated November 2, 2001, the Registrant announced the resignation of Charles E. Smith as auditor for the Company. As reflected in the body of the 8-K filed for the change in accountants, there were no disagreements with him on accounting or financial disclosure issues.

         On an 8-K dated December 5, 2001, the Registrant announced the appointment of Malone & Bailey, PLLC as auditors of the Company.

(c)      The Company is not filing any exhibits.

SIGNATURES.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Endo Networks, Inc.
                                            Registrant


                                            By:  /s/ William S. Best
                                                 -------------------
                                                 William S. Best
                                            Its: President

                              MALONE & BAILEY, PLLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                           5444 Westheimer, Suite 2080
                              Houston, Texas 77056
                          713-840-1210 Fax 713-840-9034






                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
ENDO Networks, Inc. (formerly Discount Mortgage Source, Inc.)


We have audited the accompanying balance sheet of ENDO Networks, Inc. (formerly Discount Mortgage Source, Inc.) as of September 30, 2001 and the related statements of operations, stockholders' equity, and cash flows for the period from inception (January 30, 2001) through September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ENDO Networks, Inc. (formerly Discount Mortgage Source, Inc.) as of September 30, 2001, and the results of operations and its cash flows for the period from inception (January 30, 2001) through September 30, 2001 in conformity with accounting principles generally accepted in the United States.




/s/ Malone & Bailey, PLLC
-------------------------
    Malone & Bailey, PLLC
    Houston, Texas

January 8, 2002




                               ENDO NETWORKS, INC.
                    (formerly Discount Mortgage Source, Inc.)

                                 BALANCE SHEETS
                               September 30, 2001

                                     ASSETS
                                     ------
                                                                                 Sept 30, 2001
                                                                             -------------------

CURRENT ASSETS:
    Cash                                                                                   $352
    Accounts receivable                                                                  11,436
    Deposits with customers                                                              40,345
    Prepaid expenses                                                                        142
                                                                             -------------------
    Total current assets                                                                 52,275

PROPERTY AND EQUIPMENT:
    Furniture and fixtures (net of $1,650 depreciation)                                  25,857
    Equipment (net of $11,599 depreciation)                                             180,237
    Computer equipment (net of $340 depreciation)                                         3,510
    Automotive equipment (net of $148 depreiciation)                                      2,309
                                                                             -------------------
    Total property and equipment                                                        211,913

OTHER ASSETS:
    Intellectual property (net of $17,683 amortization)                                   8,840
    Application development (net of $4,637 amortization)                                 54,053
                                                                             -------------------
    Total other assets                                                                   62,893

                                                                             -------------------

TOTAL ASSETS                                                                           $327,081
                                                                             ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
    Accounts payable                                                                    $25,198
    Accrued expenses                                                                     16,251
    Capitalized leases - current                                                         51,755
                                                                             -------------------
    Total current liabilities                                                            93,204

    Capitalized leases - non current                                                    131,353
                                                                             -------------------

TOTAL LIABILITIES                                                                       224,557

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 50,000,000 authorized,
         12,070,966 shares issued and outstanding                                        12,071
    Subscriptions receivable                                                            (19,980)
    Additional paid-in-capital                                                          114,202
    Accumulated deficit                                                                  (3,769)
                                                                             -------------------
        Total Stockholders' Equity                                                      102,524
                                                                             -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $327,081
                                                                             ===================




See accompanying notes to consolidated financial statements                  F-2

                               ENDO NETWORKS, INC.
                    (formerly Discount Mortgage Source, Inc.)

                             STATEMENT OF OPERATIONS
         Period from Inception (January 30, 2001) to September 30, 2001


                                                             Period from
                                                              Inception
                                                            (Jan 30, 2001)
                                                                  to
                                                            Sept 30, 2001
                                                          -------------------

REVENUE                                                              $98,531

OPERATING EXPENSE:
    Depreciation and amortization                                     36,057
    General and administrative                                        66,243
                                                          -------------------
        Total Operating Expense                                      102,300

                                                          -------------------

NET INCOME                                                           ($3,769)
                                                          ===================



Weighted average shares outstanding                                7,539,344
                                                          ===================

Loss per share - basic and diluted                                    ($0.00)
                                                          ===================



























See accompanying notes to consolidated financial statements                  F-3




                               ENDO NETWORKS, INC.
                    (formerly Discount Mortgage Source, Inc.)

           STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
         Period from inception (January 30, 2001) to September 30, 2001




                                          Common  Stock           Subscriptions       Paid In           Accumulated
                                     Shares          Amount         Receivable        Capital             Deficit
                                 -----------------------------------------------------------------   -------------------

Balance,
        January 30, 2001
        (date of inception)                  -0-             -0-              -0-             -0-                   -0-

Shares issued for
           Assets                      7,060,000           7,060                           21,920
           Cash                          359,000             359          (19,980)         83,958
           Services                    1,472,666           1,473                            8,556
           Rent and expenses             500,000             500                            2,447

Reverse acquisition with
    Discount Mortgage Source,
    Inc. - effective 9/30/2001         2,679,300           2,679                           (2,679)

Net income                                                                                                       (3,769)

                                 -----------------------------------------------------------------   -------------------
Balance
        September 30, 2001            12,070,966         $12,071         ($19,980)       $114,202               ($3,769)
                                 =================================================================   ===================























See accompanying notes to consolidated financial statements                  F-4




                               ENDO NETWORKS, INC.
                    (formerly Discount Mortgage Source, Inc.)

                             STATEMENT OF CASH FLOWS
         Period from inception (January 30, 2001) to September 30, 2001


                                                                                   Period from
                                                                                    Inception
                                                                                  (Jan 30, 2001)
                                                                                        to
                                                                                  Sept 30, 2001
                                                                                -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                               ($3,769)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Items not requiring cash - depreciation and amortization                    36,057
                                        stock issued for services                           10,029
                Increase in accounts receivable                                            (11,436)
                Increase in deposits and prepaid expenses                                  (40,487)
                Increase in accounts payable                                                41,449

                                                                                -------------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                                    31,843


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of assets                                                                    (278,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                                    84,318
    Subscriptions receivable                                                               (19,980)
    Proceeds from lease financing                                                          198,099
    Payments on lease financing                                                            (14,992)
                                                                                -------------------
    Total cash flows from financing activities                                             247,445

                                                                                -------------------

NET INCREASE IN CASH                                                                          $352

CASH, BEGINNING OF PERIOD                                                                        0
                                                                                -------------------

CASH, END OF PERIOD                                                                           $352
                                                                                ===================




Note:
-----

Non-cash investing activity - the company issued 7,560,000 shares for assets valued at $31,928.00








See accompanying notes to consolidated financial statements                  F-5

                               ENDO NETWORKS, INC.
                          Notes to Financial Statements
                               September 30, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Endo Networks, Inc., ("ENDO") or ("the Company") is a corporation organized under the laws of the State of Nevada.. ENDO was originally incorporated in June 1999 under the laws of the State of Texas under the name Discount Mortgage Source, Inc. ("DMSI"). Effective September 30, 2001 DMSI entered into a plan and agreement of merger with Endo Networks, Inc. ("CANADA") an Ontario, Canada corporation. At the effective time of the Merger, the Ontario corporation became a wholly owned subsidiary of DMSI, and in November DMSI changed its name to Endo Networks, Inc. In December the Company redomiciled its corporate existence to Nevada. None of the DMSI shares of common stock (of which 2,679,300 were outstanding) were converted as a result of the merger, but all of such shares remained issued shares of common stock of DMSI. Each of the common stock shares of the CANADA issued and outstanding was converted into and became one share of common stock of DMSI. The directors of CANADA became the directors of DMSI. Due to the fact that CANADA shareholders were the majority shareholders of DMSI, the purchase was accounted for as a reverse merger. As a result, the financial statements of the Company reflect the operations of CANADA through the date of the reverse merger. Comparative financials are not presented since CANADA was incorporated in January 2001, and had no prior year operations, and DMSI prior year amounts are not comparative to the Company's activities in 2001.

Endo Networks, Inc. is an interactive media, promotion, application, and advertising aggregator deploying through wireless capable public access portals to retail and restaurant locations across North America. Endo also develops application software and client controlled media including television and radio. The Company's year end is September 30.

Cash Equivalents

The Company  considers all highly liquid investment  instruments  purchased with
original   maturities  of  three  months  or  less  when  acquired  to  be  cash equivalents.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                               ENDO NETWORKS, INC.
                          Notes to Financial Statements
                               September 30, 2001


Property and Equipment

Property and equipment are stated at cost. Depreciation of plant and equipment is calculated on the double declining method over the estimated useful lives of the assets. Depreciation expense was $ 13,737 for the period ending September 30, 2001.

Other assets

Other assets are stated at cost. Amortization of the intellectual property is calculated on the straight line method over twelve months and amortization of the application development is calculated on the double declining method over the estimated useful lives of the assets. Amortization expense was $ 22,320 for the period ending September 30, 2001.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income (loss) per Share

Basic net income (loss) per share is based on the weighted average number of actual shares outstanding during the period. Options to purchase common stock are included in the calculation of income (loss) per share provided their impact is not dilutive. As of September 30, 2001, no stock option plan was in place, and therefore, no stock options or other common stock equivalent instruments have been issued.


NOTE B - STOCKHOLDERS' EQUITY

Common Stock:
-------------
The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At September 30, 2001, there were 12,070,966 shares outstanding. The Company has not paid a dividend to its shareholders.

                               ENDO NETWORKS, INC.
                          Notes to Financial Statements
                               September 30, 2001

NOTE C - RELATED PARTY TRANSACTIONS

Principle shareholders and officers have been committed to participate in the startup of the Company. As of the balance sheet date, the principle shareholders and officers have participated in the start up without receiving compensation, other than stock for compensation or minimal consulting fees related to the developmentment, formation and development of the business of Endo Networks, Inc.

In January 2001, the Company issued 4,577,500 shares to its Vice-President and issued 2,432,500 to a major shareholder in consideration for intellectual property valued at $24,069.

NOTE D - INCOME TAXES

The Company  had a net  operating  loss of $3,769 for the period from  inception
(January 30, 2001) to September 30, 2001 (fiscal year end). No deferred tax asset has been recognized for the operating loss as any valuation allowance would reduce the benefit to zero.

         Operating losses expire:   2021        $  3,769

The Company has adopted the asset and liability method of accounting for income taxes as required by SFAS No. 109. In accordance with SFAS No. 109, the Company has recorded a valuation allowance equal to the deferred tax asset as a result of the Company's "going concern" opinion referred to in Note F and the uncertainty that it will be realized.

The components of the provision (benefit) for income taxes included in the financial statements as of September 30, 2001 are as follows:

Deferred tax assets:                          Sept 30, 2001
                                              -------------
Net operating loss carryforwards                $( 3,769)
Valuation allowance                                3,769
                                                ----------
Total deferred income tax assets                    -0-
Total deferred income tax liabilities               -0-
                                                ----------
Net deferred income tax assets                  $   -0-

The Company's effective tax rate on a pre-tax income (loss) from continuing operations differs from the U.S federal statutory rate as follows:

U.S. federal statutory rate                                      ( 34)%
Increase (decrease) in rates resulting from:
         Change in valuation allowance for deferred tax asset       34%
                                                              ----------
Effective tax rate                                                   0%