Form 10QSB
period 2001-12-31
ENDO NETWORKS INC
filed 2002-02-14
CIK 1120096

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:   December 31, 2001

Commission file number:  333-42640

                               ENDO NETWORKS, INC.
              ----------------------------------------------------
             (exact name of registrant as specified in its charter)

       Nevada                                                       75-2882833
-----------------------                                             ----------
(State of Incorporation)                                           (IRS ID No.)


        2624 Dunwin Drive, Unite #3, Mississauga, Ontario, Canada L5L 3T5
           --------------------------------------------------------------
           (Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code: 905-820-8800

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].


Shares of common stock outstanding at December 31, 2001:

                                                    12,197,966

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


Item  1.  Financial Statements - Such statements have been
          reviewed by an independent public accountant                F-1 - F-5


Item  2.  Managements's Discussion and Analysis
          of Financial Condition and Results of Operations            6 - 8


PART II - OTHER INFORMATION                                           9



                               ENDO NETWORKS, INC.


                                 BALANCE SHEETS
                                December 31, 2001

                                     ASSETS
                                     ------
                                                                           Dec 31, 2001
                                                                        -------------------

CURRENT ASSETS:
    Cash                                                                           $48,292
    Accounts receivable                                                             38,405
    Deposits with customers                                                         29,606
    Prepaid expenses                                                                   461
                                                                        -------------------
    Total current assets                                                           116,764

PROPERTY AND EQUIPMENT:
    Furniture and fixtures (net of $4,198 depreciation)                             24,050
    Equipment (net of $34,021 depreciation)                                        220,913
    Computer equipment (net of $6,957 depreciation)                                 12,105
    Automotive equipment (net of $368 depreiciation)                                 2,069
                                                                        -------------------
    Total property and equipment                                                   259,137

OTHER ASSETS:
    Intellectual property (net of $19,894 amortization)                              6,571
    Application development (net of $9,766 amortization)                            55,886
                                                                        -------------------
    Total other assets                                                              62,457

                                                                        -------------------

TOTAL ASSETS                                                                      $438,358
                                                                        ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
    Accounts payable                                                               $26,298
    Accrued expenses                                                                40,076
    Capitalized leases - current                                                    63,969
                                                                        -------------------
    Total current liabilities                                                      130,343

    Capitalized leases - non current                                               162,391
                                                                        -------------------

TOTAL LIABILITIES                                                                  292,734

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 50,000,000 authorized,
         12,229,966 shares issued and outstanding                                   12,230
    Additional paid-in-capital                                                     209,687
    Accumulated deficit                                                            (76,293)
                                                                        -------------------
        Total Stockholders' Equity                                                 145,624
                                                                        -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $438,358
                                                                        ===================






See accompanying notes to interim condensed financial statements             F-1

                               ENDO NETWORKS, INC.


                             STATEMENT OF OPERATIONS
                      Three Months Ended December 31, 2001




                                                               Three Months
                                                                  Ended
                                                               Dec 31, 2001
                                                            -------------------

REVENUE                                                                $57,924

OPERATING EXPENSE:
    Depreciation and amortization                                       36,733
    General and administrative                                          93,749
                                                            -------------------
        Total Operating Expense                                        130,482

                                                            -------------------

NET INCOME                                                            ($72,558)
                                                            ===================



Weighted average shares outstanding                                 12,091,401
                                                            ===================

Loss per share - basic and diluted                                      ($0.00)
                                                            ===================




















See accompanying notes to interim condensed financial statements             F-2



                               ENDO NETWORKS, INC.



            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
         Period from inception (January 30, 2001) to December 31, 2001



                                            Common  Stock           Subscriptions       Paid In           Accumulated
                                       Shares          Amount         Receivable        Capital             Deficit
                                 -----------------------------------------------------------------   -------------------

Balance,
        January 30, 2001
        (date of inception)                  -0-             -0-              -0-             -0-                   -0-

Shares issued for
           Assets                      7,060,000           7,060                           21,920
           Cash                          359,000             359          (19,980)         83,958
           Services                    1,472,666           1,473                            8,556
           Rent and expenses             500,000             500                            2,447

Reverse acquisition with
    Discount Mortgage Source,
    Inc. - effective 9/30/2001         2,679,300           2,679                           (2,679)

Net income                                                                                                       (3,735)
                                 -----------------------------------------------------------------   -------------------
Balance
        September 30, 2001            12,070,966         $12,071         ($19,980)       $114,202               ($3,735)
                                 =================================================================   ===================


Stock issued for cash                    159,000             159           19,980          95,485

Net income                                                                                                      (72,558)
                                 -----------------------------------------------------------------   -------------------
Balance
        December 31, 2001             12,229,966          12,230                0         209,687               (76,293)
                                 =================================================================   ===================




















See accompanying notes to interim condensed financial statements             F-3



                               ENDO NETWORKS, INC.
                    (formerly Discount Mortgage Source, Inc.)

                             STATEMENT OF CASH FLOWS
                      Three Months Ended December 31, 2001




                                                                                  Three Months
                                                                                     Ended
                                                                                  Dec 31, 2001
                                                                               -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                             ($72,558)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Items not requiring cash - depreciation and amortization                   36,733
                Increase in accounts receivable                                           (27,072)
                Decrease in deposits                                                       10,376
                Increase in prepaid expenses                                                 (320)
                Increase in accounts payable                                               25,299

                                                                               -------------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                                  (27,542)


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of assets                                                                    (85,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                                   95,644
    Subscriptions receivable                                                               19,800
    Proceeds from lease financing                                                          44,898
    Gain / loss from currency fluctuations                                                  1,132
                                                                               -------------------
    Total cash flows from financing activities                                            161,474

                                                                               -------------------

NET INCREASE IN CASH                                                                      $47,940

CASH, BEGINNING OF PERIOD                                                                     352
                                                                               -------------------

CASH, END OF PERIOD                                                                       $48,292
                                                                               ===================














See accompanying notes to interim condensed financial statements             F-4

                               ENDO NETWORKS, INC.

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                December 31, 2001

Note A - Presentation
---------------------

The condensed balance sheet of the Company as of December 31, 2001, the related condensed statements of operations for the three months ended December 31, 2001, and the statement of stockholders' equity and accumulated deficit for the period from inception (January 20, 2001) to December 31, 2001, and the statement of cash flows for the three months ended December 31, 2001 included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's September 30, 2001 Form 10-KSB.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Plan of Operation & Managements Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is the first quarterly management's discussion and analysis for the three month period ended December 31, 2001. There are no comparable prior period results since Endo Networks, Inc.("Endo Nevada") acquired 100% of the shares of Endo Networks Inc.("Endo Canada") effective September 30, 2002, and the prior period results filed with the 10K were for the eight month period ended September 30, 2001. Endo Nevada and Endo Canada are collectively referred to as "Endo Networks" or the "Corporation". In this discussion, all amounts are expressed in US funds.

We wish to caution readers that this report includes certain forward-looking information and statements within the meaning of US federal securities laws. These forward-looking statements contain information that is generally stated to be anticipated, expected or projected by Endo Networks, and involves known and unknown risks, uncertainties and other factors which may cause the actual results and performance of Endo Networks to be materially different from any future results and performance expressed or implied by such forward-looking information.

OVERVIEW

Endo Networks effectively commenced operations as an aggregator of public network applications September 30, 2001. The Corporation is currently focused on fine-tuning its application offering and strengthening its operational foundation in preparation for expansion of current revenue-generating initiatives in the retail and event market sectors, and for the launch of new initiatives into food service and government markets.

RECENT EVENT

The Corporation is engaged in a private subscription offering to raise up to $500,000 additional growth capital, at a price of $0.50 per common share.

DEPLOYMENTS

Endo Networks targets deployments of its networks towards high traffic public locations. Generally, the Christmas selling season caused a temporary shift in the Corporation's focus away from new deployments, toward leveraging existing deployments to increase sales revenue.

Accordingly, there were no new deployments in the retail sector during this period.

The Corporation secured four new deployments on University campuses with one client targeting students. These deployments will continue until the spring, at which point they will be utilized for ongoing field marketing.

The Corporation is actively involved in negotiating new deployments for retail, events, government and food service for the current and third fiscal quarters.

SPONSORSHIPS

The Corporation completed a trial sponsorship program with a large regional cable company. The ten day program yielded 400 sales leads and 20 confirmed subscriptions to digital cable. Benchmark for success of five confirmed subscriptions was substantially exceeded.

New sponsor negotiations and trial programs are currently underway with promising progress.

PARTNERSHIPS

The Corporation is currently interviewing application and business partners to round out its application offering. Partners targeted are generally leading brands, or emerging brands with demonstrably superior applications. These partnerships will be a key component of Endo Network's success, providing a superior aggregated service offering. Announcements are anticipated in the second and third fiscal quarters.

REVENUES

Revenue in the first quarter was generated from professional services and hardware rental. Professional services includes content creation, interactive design (on-premise touchscreens and websites), marketing consulting and hardware support service contracts. Hardware rental includes both hardware rented to clients short-term for use in events and field marketing, and long-term rental equipment permanently deployed in client retail locations. The majority of revenues is derived from recurring contracts and established relationships.

OPERATING EXPENSE

Operating expenses comprise depreciation and amortization ("d&a") on both rental equipment and fixed assets, and current operating expenses comprising chiefly salary, facility rental, interest on leases and professional fees.

 The d&a of rental equipment will increase in future quarters as deployments increase, while the d&a on fixed equipment is expected to increase as the requirement for additional network monitoring equipment increases.

Significant investments in growth are being made by the Corporation in the following areas: preparation of sales and marketing plan and materials, application development, business partnership negotiation and network management. In addition, the Corporation is gradually augmenting its staff to support operations. Operational expenses in this category are expected to grow as additional human resources are added to support growth.

RESEARCH AND DEVELOPMENT

The Corporation has received substantial positive response from existing clients with the potential to consume more of the Corporation's products and services, and potential new clients in similar and new market categories. In order to meet the demand for Endo Networks' offering, it is necessary to invest substantially in research and development. Clients and potential clients have been involved in meetings and discourse to determine software requirements, and identify areas for further development. Skilled software developers are involved in utilizing the results of this research to for the improvement of existing applications as well as the development of select new applications. New application development is tied to a set timeline based on expected development resources.

LIQUIDITY & CAPITAL RESOURCES

Based on cash on hand, proceeds from share subscriptions and working capital available through an equipment leasing facility, Endo Networks expects current capital resources and that of the for mentioned capital injection to be sufficient to fund existing operations for the second and third fiscal quarters. The current lease line of credit is anticipated to be sufficient to fund deployments through the third quarter, and will require expansion early in the third quarter. Negotiations to extend this lease line are underway.

OUTLOOK

Endo Networks expects to continue at an operational loss at least through the second quarter, with revenues expected to increase in third and fourth quarters due to expanded network deployments, primarily in event and retail categories. Expenses are not anticipated to expand at the same rate as revenues as new network deployments can be managed from existing operational resources; however, there can be no assurance that unforseen revenue shortfalls or unanticipated expenses will not occur.

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

                  None.

Item 6.      Exhibits and Reports on Form 8-K.

         On October 26, 2001 the company filed an 8-K to disclose the signing of a Stock Exchange Agreement with Endo Networks, Inc., to be effective September 30, 2001, the company's fiscal year end.

         On November 7, 2001, the Company filed an 8-K to disclose the result of the stockholder approved Stock Exchange Agreement with Endo Networks, Inc., which disclosed the Change in Control of the Registrant, the acquisition of Assets under the Stock Exchange Agreement, the resignation of the Company's Certifying Accountant, and the resignation of the sole officer and director and announcement of new directors elected at the shareholder meeting on November 2, 2001.

         On December 18, 2001, the Company filed an 8-K to disclose that as of December 5, 2001, Malone & Bailey, PLLC had been retained as the Company's Certifying Accountant.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                          Endo Networks, Inc.
                                          --------------------------------
                                           (Registrant)


                                          BY:  /s/ Peter B. Day
                                               ----------------------------
                                                Peter B. Day
                                          Its:  President

DATE:  February 12, 2002
       Mississauga, Ontario
       Canada