Form 10QSB
period 2002-03-31
ENDO NETWORKS INC
filed 2002-05-15
CIK 1120096

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:        March 31, 2002

Commission file number:       333-42640

                               ENDO NETWORKS, INC.
                   -------------------------------------------
             (exact name of registrant as specified in its charter)

       Nevada                                                      75-2882833
-----------------------                                            ----------
(State of Incorporation)                                          (IRS ID No.)


        2425 Dunwin Drive, Unit #3, Mississauga, Ontario, Canada   L5L 3T5
      ---------------------------------------------------------------------
               (Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code: 905-828-8800

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].


Shares of common stock outstanding at March 31, 2002:

                                                    12,229,966

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


Item  1.          Financial Statements - Such statements have been
                  reviewed by an independent public accountant          1 - 4


Item  2.          Managements's Discussion and Analysis
                  of Financial Condition and Results of Operations      5


PART II - OTHER INFORMATION                                             8





                               ENDO NETWORKS, INC.

                                 BALANCE SHEETS
                      March 31, 2002 and September 30, 2001

                                     ASSETS
                                     ------
                                                                  March 31, 2002
                                                                    (Unaudited)      Sept 30, 2001
                                                                 ------------------------------------

CURRENT ASSETS:
    Cash                                                                    $9,273              $352
    Accounts receivable                                                     61,320            11,436
    Deposits with customers                                                 32,179            40,345
    Prepaid expenses                                                         1,439               142
                                                                 ------------------------------------
    Total current assets                                                   104,211            52,275

PROPERTY AND EQUIPMENT:
    Furniture and fixtures (net of $6,094 depreciation)                     23,655            25,857
    Equipment (net of $33,623 depreciation)                                272,504           180,237
    Computer equipment (net of $5,378 depreciation)                         12,199             3,510
    Automotive equipment (net of $525 depreiciation)                         1,931             2,309
                                                                 ------------------------------------
    Total property and equipment                                           310,289           211,913

OTHER ASSETS:
    Intellectual property (net of $22,103 amortization)                      4,420             8,840
    Application development (net of $6,526 amortization)                    52,164            54,053
                                                                 ------------------------------------
    Total other assets                                                      56,584            62,893

                                                                 ------------------------------------
TOTAL ASSETS                                                              $471,084          $327,081
                                                                 ====================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES
    Accounts payable                                                       $81,096           $25,198
    Accrued expenses                                                        69,779            16,251
    Capitalized leases - current                                            82,329            51,755
                                                                 ------------------------------------
    Total current liabilities                                              233,204            93,204

    Capitalized leases - non current                                       156,458           131,353
                                                                 ------------------------------------

TOTAL LIABILITIES                                                          389,662           224,557

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 50,000,000 authorized,
         12,229,966 shares issued and outstanding                           12,230            12,071
    Subscriptions receivable                                               (50,704)          (19,980)
    Additional paid-in-capital                                             303,562           114,202
    Accumulated deficit                                                   (183,666)           (3,769)
                                                                 ------------------------------------
        Total Stockholders' Equity                                          81,422           102,524
                                                                 ------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $471,084          $327,081
                                                                 ====================================



See accompanying notes to interim condensed financial statements             F-1



                               ENDO NETWORKS, INC.

                             STATEMENT OF OPERATIONS

                 Three and Six Months ended March 31, 2002 and
       Period from Date of Inception (January 30, 2001) to March 31, 2001

                                                                                                  Date of inception
                                                        Three months       Six months              (Jan 30, 2001)
                                                            ended             ended                      to
                                                       March 31, 2002    March 31, 2002            March 31, 2001
                                                         (Unaudited)       (Unaudited)               (Unaudited)
                                                      ------------------------------------        ------------------


REVENUE                                                         $53,973          $112,423                        $0

COST OF SALES                                                     5,387             5,412                         0
                                                      ------------------------------------        ------------------

GROSS PROFIT                                                     48,586           107,011                         0

OPERATING EXPENSE:
    Depreciation and amortization                                16,370            53,436                         0
    General and administrative                                  139,922           233,472                         0
                                                      ------------------------------------        ------------------
        Total Operating Expense                                 156,292           286,908                         0
                                                      ------------------------------------        ------------------

NET LOSS                                                       (107,706)         (179,897)                        0
                                                      ====================================        ==================


Weighted average shares outstanding                          12,070,966        12,150,466                 4,633,333
                                                      ====================================        ==================

LOSS PER SHARE                                                   ($0.01)           ($0.01)                    $0.00
                                                      ====================================        ==================
















See accompanying notes to interim condensed financial statements             F-2




                               ENDO NETWORKS, INC.

                             STATEMENT OF CASH FLOWS

                      Six months ended March 31, 2002 and
       Period from Date of Inception (January 30, 2001) to March 31, 2001

                                                                              Date of inception
                                                              Six months        (Jan 30, 2001)
                                                                 ended                to
                                                             March 31, 2002     March 31, 2001
                                                              (Unaudited)         (Unaudited)
                                                           ------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       ($179,897)               $0
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Depreciation & amortization                           53,436
                Increase in current liabilities                      140,000
                Increase in current assets                           (43,014)
                                                           ------------------------------------
NET CASH USED BY OPERATING ACTIVITIES:                               (29,475)                0

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of assets                                              (113,077)                0

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from lease financing                                     25,105
    Sale of common stock                                              95,644
    Increase in subscriptions receivable                              30,724
                                                           ------------------------------------
    Total cash flows from financing activities                       151,473                 0

                                                           ------------------------------------

NET INCREASE IN CASH                                                  $8,921                $0

CASH, BEGINNING OF PERIOD                                                352                 0
                                                           ------------------------------------

CASH, END OF PERIOD                                                   $9,273                $0
                                                           ====================================





Non-cash  activities in period ended March 31, 2001
---------------------------------------------------
The Company issued 6,950,000 shares for assets in January 2001.









See accompanying notes to interim condensed financial statements             F-3

                               ENDO NETWORKS, INC.

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002

Note A - Presentation

The condensed balance sheet of the Company as of March 31, 2002, the related condensed statements of operations for the three and nine months ended March 31, 2002, and the statement of cash flows for the three months ended March 31, 2002 included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's September 30, 2001 Form 10-KSB.

Item 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation & Managements Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is the second quarterly management's discussion and analysis for the three month period starting January 1, 2002 and ending March 31, 2002. Endo Networks, Inc., incorporated in Nevada and its wholly owned subsidiary, Endo Networks, Inc., incorporated in Ontario are collectively referred to as "Endo Networks" or the "Corporation". In this discussion, all amounts are expressed in US funds.
We wish to caution readers that this report includes certain forward-looking information and statements within the meaning of US federal securities laws. These forward-looking statements contain information that is generally stated to be anticipated, expected or projected by Endo Networks, and involves known and unknown risks, uncertainties and other factors which may cause the actual results and performance of Endo Networks to be materially different from any future results and performance expressed or implied by such forward-looking information.

OVERVIEW
Endo Networks effectively commenced operations as an aggregator of public network applications September 30, 2001, making this the second operating quarter for the Corporation. The Corporation continues to be primarily engaged in fine-tuning its application offering and strengthening its operational foundation in preparation for expansion of current revenue- generating initiatives in the retail and event market sectors, and for the launch of new initiatives into food service and government markets.

RECENT EVENT
The Corporation is engaged in a private subscription offering to raise up to $500,000 additional growth capital, at a price of $0.50 per common share.

DEPLOYMENTS
Generally, the post-Christmas season is an opportunity for Endo Networks to prepare strategies for securing new business, as target potential customers regroup after their Christmas selling season.

There were two new retail deployments in this quarter, early deployments for The Beer Store's 2002 network expansion.

There was one new food service deployment in this quarter, a pilot location for a deployment which could yield several hundred locations in the medium term. All performance measures for this pilot location (i.e. usage, data collection, impact) have been met or exceeded. Field marketing (event) deployments remained active and consistent, while proposals are in the works for substantial early spring expansion.

The Corporation expects new business in the Government category in the third quarter, based on proposals now underway.

The Corporation is actively involved in negotiating new deployments for retail, events, government and food service for the current and third fiscal quarters.

SPONSORSHIPS
A large video retail company and second cable company both became sponsors in this period, as well as a large beer company. Several more sponsorships are currently in negotiation. These sponsorships will provide the necessary support to allow rapid network expansion. New sponsor negotiations and trial programs are currently underway with promising progress.

PARTNERSHIPS
The Corporation continues to interview application and business partners to round out its application offering. Partners targeted are generally leading brands, or emerging brands with demonstrably superior applications. These partnerships will be a key component of Endo Network's success, providing a superior aggregated service offering. More announcements are anticipated in the third and fourth fiscal quarters.

REVENUES
Revenue continues to be generated from professional services and hardware rental. Professional services includes content creation, interactive design (on-premise touchscreens and websites), marketing consulting and hardware support service contracts. Hardware rental includes both hardware rented to clients short-term for use in events and field marketing, and long-term rental equipment permanently deployed in client retail locations. The majority of revenues are derived from recurring contracts and established relationships. The Corporation expects the percentage of revenue comprised by hardware related services to increase substantially in the short to medium term.

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

Significant investments in growth continue to be made by the Corporation in the following areas: preparation of sales and marketing plan and materials, application development, business partnership negotiation and network management.

In addition, the Corporation continues to augment its staff, primarily for new business development. Operational expenses in this category are expected to grow (at a substantially slower rate than revenues) as additional human resources are added to support growth.

RESEARCH AND DEVELOPMENT
The Corporation continues to receive substantial positive response from existing clients with the potential to consume more of the Corporation's products and services, and potential new clients in similar and new market categories. In order to meet the demand for Endo Networks' offering, it continues to be necessary to invest substantially in research and development. Clients and potential clients have been involved in meetings and discourse to determine software requirements, and identify areas for further development. Skilled software developers are involved in utilizing the results of this research to for the improvement of existing applications as well as the development of select new applications. New application development is tied to a set timeline based on expected development resources.

LIQUIDITY & CAPITAL RESOURCES
Based on cash on hand, proceeds from share subscriptions and working capital available through an equipment leasing facility, Endo Networks expects current capital resources and that of the fore-mentioned capital injection to be sufficient to fund existing operations for the third and fourth fiscal quarters. The current lease line of credit is anticipated to be sufficient to fund deployments through the fourth quarter, having been successfully extended.

OUTLOOK
Endo Networks expects substantial revenues to offset costs during the third and fourth quarters of 2002 with new business resulting from our sales and marketing initiatives. Expenses are not anticipated to expand at the same rate as revenues as new network deployments can be managed from existing operational resources; however, there can be no assurance that unforseen revenue shortfalls or unanticipated expenses will not occur. Profitability will be determined by management's decision in future quarters on how much revenue to re-invest in growth.

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

                  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                             Endo Networks, Inc.
                                             -----------------------------------
                                              (Registrant)


                                             BY:  /s/ Peter B. Day
                                                  ------------------------------
                                                   Peter B. Day
                                             Its:  President

DATE:  May 13, 2002
       Mississauga, Ontario
       Canada