Form 10QSB/A
period 2002-03-31
ENDO NETWORKS INC
filed 2002-06-03
CIK 1120096

FORM 10-QSB/A

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
(State of Incorporation)                                     (IRS ID No.)


        2425 Dunwin Drive, Unit #3, Mississauga, Ontario, Canada L5L 3T5
    -------------------------------------------------------------------------
              (Address of principal executive offices)          (Zip code)

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

                                                    12,229,966

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


Item  1.     Financial Statements - Such statements have been
             reviewed by an independent public accountant               1 - 4


Item  2.     Managements's Discussion and Analysis
             of Financial Condition and Results of Operations           5 - 7


PART II - OTHER INFORMATION                                               8




                               ENDO NETWORKS, INC.

                                 BALANCE SHEETS
                      March 31, 2002 and September 30, 2001

                                     ASSETS
                                     ------
                                                                       March 31, 2002
                                                                        (Unaudited)      Sept 30, 2001
                                                                      ---------------------------------

CURRENT ASSETS:
    Cash                                                                      $9,273              $352
    Accounts receivable                                                       61,320            11,436
    Deposits with customers                                                   32,179            40,345
    Prepaid expenses                                                           1,439               142
                                                                      ---------------------------------
    Total current assets                                                     104,211            52,275

PROPERTY AND EQUIPMENT:
    Furniture and fixtures (net of $6,094 depreciation)                       23,654            25,857
    Equipment (net of $33,623 depreciation)                                  272,504           180,237
    Computer equipment (net of $5,378 depreciation)                           12,199             3,510
    Automotive equipment (net of $525 depreiciation)                           1,931             2,309
                                                                      ---------------------------------
    Total property and equipment                                             310,288           211,913

OTHER ASSETS:
    Intellectual property (net of $22,103 amortization)                        4,420             8,840
    Application development (net of $6,526 amortization)                      52,164            54,053
                                                                      ---------------------------------
    Total other assets                                                        56,584            62,893

                                                                      ---------------------------------
TOTAL ASSETS                                                                $471,083          $327,081
                                                                      =================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES
    Accounts payable                                                         $81,096           $25,198
    Accrued expenses                                                          69,779            16,251
    Capitalized leases - current                                              82,329            51,755
                                                                      ---------------------------------
    Total current liabilities                                                233,204            93,204

    Capitalized leases - non current                                         156,458           131,353
                                                                      ---------------------------------

TOTAL LIABILITIES                                                            389,662           224,557

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 50,000,000 authorized,
         12,229,966 shares issued and outstanding                             12,230            12,071
    Subscriptions receivable                                                 (50,704)          (19,980)
    Additional paid-in-capital                                               303,443           114,202
    Accumulated deficit                                                     (183,548)           (3,769)
                                                                      ---------------------------------
        Total Stockholders' Equity                                            81,421           102,524
                                                                      ---------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $471,083          $327,081
                                                                      =================================



See accompanying notes to interim condensed financial statements             F-1



                               ENDO NETWORKS, INC.

                             STATEMENT OF OPERATIONS

                 Three and Six Months ended March 31, 2002 and
       Period from Date of Inception (January 30, 2001) to March 31, 2001

                                                                                                      Date of inception
                                                           Three months       Six months                (Jan 30, 2001)
                                                               ended             ended                        to
                                                          March 31, 2002     March 31, 2002             March 31, 2001
                                                            (Unaudited)       (Unaudited)                (Unaudited)
                                                        ------------------------------------          ------------------


REVENUE                                                           $53,973          $112,423                          $0

OPERATING EXPENSE:
    Depreciation and amortization                                  16,370            53,437                       1,709
    General and administrative                                    144,824           238,765                         964
                                                        ------------------------------------          ------------------
        Total Operating Expense                                   161,194           292,202                       2,673
                                                        ------------------------------------          ------------------

NET LOSS                                                         (107,221)         (179,779)                     (2,673)
                                                        ====================================          ==================


Weighted average shares outstanding                            12,070,966        12,150,466                   4,633,333
                                                        ====================================          ==================

LOSS PER SHARE                                                     ($0.01)           ($0.01)                     ($0.00)
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



                               ENDO NETWORKS, INC.

                             STATEMENT OF CASH FLOWS

                      Six months ended March 31, 2002 and
       Period from Date of Inception (January 30, 2001) to March 31, 2001

                                                                                          Date of inception
                                                                          Six months        (Jan 30, 2001)
                                                                             ended                to
                                                                        March 31, 2002      March 31, 2001
                                                                          (Unaudited)        (Unaudited)
                                                                      ------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  ($179,779)          ($2,673)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Depreciation & amortization                                      53,437             1,709
                Stock issued for services
                Increase (decrease) in current liabilities                      109,426           (13,353)
                (Increase) decrease in current assets                           (43,015)             (383)
                                                                      ------------------------------------
NET CASH USED BY OPERATING ACTIVITIES:                                          (59,931)          (14,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of assets                                                          (83,471)           (9,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from lease financing (net)                                          55,679            22,704
    Sale of common stock                                                         96,644             1,228
                                                                      ------------------------------------
    Total cash flows from financing activities                                  152,323            23,932

                                                                      ------------------------------------

NET INCREASE IN CASH                                                             $8,921              $172

CASH, BEGINNING OF PERIOD                                                           352                 0
                                                                      ------------------------------------

CASH, END OF PERIOD                                                              $9,273              $172
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








See accompanying notes to interim condensed financial statements             F-3

                               ENDO NETWORKS, INC.

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002

Note A - Presentation
---------------------

The condensed balance sheet of the Company as of March 31, 2002, the related condensed statements of operations for the three and six months ended March 31, 2002 and for the period from inception, January 30, 2001 to March 31, 2001, and the statement of cash flows for the six months ended March 31, 2002, and for the period from inception, January 30, 2001 to March 31, 2001, included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's September 30, 2001 Form 10-KSB.

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

                                                     Endo Networks, Inc.
                                                     ---------------------------
                                                      (Registrant)


                                                     BY:  /s/ Peter B. Day
                                                          ----------------------
                                                           Peter B. Day
                                                     Its:  President

DATE:  June 3, 2002
       Mississauga, Ontario
       Canada