Form 10QSB
period 2002-06-30
ENDO NETWORKS INC
filed 2002-08-16
CIK 1120096

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:           June 30, 2002

Commission file number:          333-42640

                               ENDO NETWORKS, INC.
                   -------------------------------------------
             (exact name of registrant as specified in its charter)

       Nevada                                                        75-2882833
-----------------------                                              ----------
(State of Incorporation)                                            (IRS ID No.)


        2425 Dunwin Drive, Unit #3, Mississauga, Ontario, Canada  L5L 3T5
       --------------------------------------------------------------------
               (Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code: 905-820-8800

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].


Shares of common stock outstanding at June 30, 2002:

                                                    12,256,866

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


Item  1.     Financial Statements - Such statements have been
             reviewed by an independent public accountant                 1 - 4


Item  2.     Managements's Discussion and Analysis
             of Financial Condition and Results of Operations             5 - 7


PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                               8

Item 2.      Changes in Securities                                           8

Item 3.      Defaults Upon Senior Securities                                 8

Item 4.      Submission of Matters to a Vote of Security Holders             8

Item 5.      Exhibits and Reports on Form 8-K                                8

Signatures                                                                   9

Certifications Pursuant to 18 U.S.C. Section 1350                           10




                               ENDO NETWORKS, INC.

                                 BALANCE SHEETS
                      June 30, 2002 and September 30, 2001

                                     ASSETS
                                     ------
                                                                        June 30, 2002
                                                                         (Unaudited)      Sept 30, 2001
                                                                    ------------------------------------

CURRENT ASSETS:
    Cash                                                                      $91,197              $352
    Accounts receivable                                                        45,855            11,436
    Deposits with customers                                                                      40,345
    Parts inventory                                                             9,872
    Prepaid expenses                                                           31,235               142
                                                                    ------------------------------------
    Total current assets                                                      178,159            52,275

PROPERTY AND EQUIPMENT:
    Furniture and fixtures (net of depreciation)                               21,732            25,857
    Equipment (net of depreciation)                                           236,226           180,237
    Computer equipment (net of depreciation)                                   15,643             3,510
    Automotive equipment (net of depreiciation)                                 1,774             2,309
                                                                    ------------------------------------
    Total property and equipment                                              275,375           211,913

OTHER ASSETS:
    Intellectual property (net of amortization)                                 2,210             8,840
    Application development (net of amortization)                              59,177            54,053
                                                                    ------------------------------------
    Total other assets                                                         61,387            62,893

                                                                    ------------------------------------
TOTAL ASSETS                                                                 $514,921          $327,081
                                                                    ====================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES
    Accounts payable                                                         $100,126           $25,198
    Accrued expenses                                                           86,389            16,251
    Capitalized leases - current                                               57,156            51,755
                                                                    ------------------------------------
    Total current liabilities                                                 243,671            93,204

    Capitalized leases - non current                                          156,458           131,353
                                                                    ------------------------------------

TOTAL LIABILITIES                                                             400,129           224,557

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 50,000,000 authorized                      12,569            12,071
    Subscriptions receivable                                                                    (19,980)
    Additional paid-in-capital                                                253,231           114,202
    Accumulated deficit                                                      (151,008)           (3,769)
                                                                    ------------------------------------
        Total Stockholders' Equity                                            114,792           102,524
                                                                    ------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $514,921          $327,081
                                                                    ====================================



See accompanying notes to interim condensed financial statements             F-1



                               ENDO NETWORKS, INC.

                             STATEMENT OF OPERATIONS
                 Three and Nine Months ended June 30, 2002 and
       Period from Date of Inception (January 30, 2001) to June 30, 2001

                                                                                                             Date of inception
                                                          Three months      Three months       Nine months     (Jan 30, 2001)
                                                              ended             ended             ended              to
                                                          June 30, 2002     June 30, 2001     June 30, 2002     June 30, 2001
                                                           (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                                      ------------------------------------------------------------------------

REVENUE                                                        $532,066           $34,548          $644,489           $34,548
COST OF REVENUES                                                306,337                 0           306,337
                                                      ------------------------------------------------------------------------

GROSS PROFIT                                                   $225,729           $34,548          $338,152           $34,548

OPERATING EXPENSE:
    Depreciation and amortization                                59,558             3,766           112,995             5,475
    General and administrative                                  122,120            20,494           372,396            21,458
                                                      ------------------------------------------------------------------------
        Total Operating Expense                                 181,678            24,260           485,391            26,933
                                                      ------------------------------------------------------------------------

NET INCOME (LOSS)                                                44,051            10,288          (147,239)            7,615
                                                      ========================================================================


Weighted average shares outstanding                          12,380,923        12,287,761        12,287,761         7,539,344
                                                      ========================================================================

LOSS PER SHARE                                                    $0.00             $0.00            ($0.01)            $0.00
                                                      ========================================================================



















See accompanying notes to interim condensed financial statements             F-2



                               ENDO NETWORKS, INC.

                             STATEMENT OF CASH FLOWS
                      Nine months ended June 30, 2002 and
       Period from Date of Inception (January 30, 2001) to June 30, 2001

                                                                                              Date of inception
                                                                               Nine months     (Jan 30, 2001)
                                                                                  ended              to
                                                                              June 30, 2002     June 30, 2001
                                                                               (Unaudited)       (Unaudited)
                                                                            ------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                        ($147,239)           $7,615
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Depreciation & amortization                                           112,995             5,475
                Stock issued for services                                               3,312               102
                Increase (decrease) in current liabilities                            145,066            31,088
                (Increase) decrease in current assets                                 (35,039)          (45,508)
                                                                            ------------------------------------
NET CASH USED BY OPERATING ACTIVITIES:                                                 79,095            (1,228)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of assets                                                               (115,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from lease financing (net)                                                30,506
    Sale of common stock                                                               96,644             1,228
                                                                            ------------------------------------
    Total cash flows from financing activities                                        127,150             1,228

                                                                            ------------------------------------

NET INCREASE IN CASH                                                                  $90,845                $0

CASH, BEGINNING OF PERIOD                                                                 352                 0
                                                                            ------------------------------------

CASH, END OF PERIOD                                                                   $91,197                $0
                                                                            ====================================






Non-cash  activities in period ended March 31, 2001
---------------------------------------------------
The Company issued 6,950,000 shares for assets in January 2001.








See accompanying notes to interim condensed financial statements             F-3

                               ENDO NETWORKS, INC.

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002

Note A - Presentation
---------------------

The condensed balance sheet of the Company as of June 30, 2002, the related condensed statements of operations for the three and nine months ended June 30, 2002 and for the period from inception, January 30, 2001 to June 30, 2001, and the statement of cash flows for the nine months ended June 30, 2002, and for the period from inception, January 30, 2001 to June 30, 2001, included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's September 30, 2001 Form 10-KSB.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation & Managements Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
The following discussion is the quarterly management's discussion and analysis for the three month period starting April 1, 2002 and ending June 30, 2002. Endo Networks, Inc., incorporated in Nevada and its wholly owned subsidiary, Endo
Networks, Inc., incorporated in Ontario are collectively referred to as "Endo Networks" or the "Corporation". In this discussion, all amounts are expressed in US funds.

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

OVERVIEW
Endo Networks effectively commenced operations as an aggregator of public network applications September 30, 2001, making this the third operating quarter for the Corporation. In addition to continually fine-tuning its application offering and strengthening its operational foundation, the company is now engaged in aggressively securing new paid pilot projects the retail, event and food service markets, primarily in Canada but with new initiatives into the United States, as well as expanding our existing deployments.

RECENT EVENT
None.

DEPLOYMENTS
Generally, the spring and early summer is a busy season for Endo, as our clients gear up for the summer selling season. This year was no exception.

There were six new retail deployments in this quarter, as part of The Beer Store's 2002 network expansion. We are on track for several more over the course of the summer.

A total of 31 units were deployed into the field, as part of the Labatt 2002 field marketing initiatives. This represents a seven-fold increase over last year's deployments with Labatt, with programs such as the Budweiser Big Rig, Blue Outfitters Lodge, Blue Light Free Your Time and Bud Light Taste Challenge. Initial results are extremely positive.

There were no new food service deployments in this quarter, as we continue to monitor our pilot installed last quarter. This deployment is exceeding expectations, with 800 to 1000 interactions monthly. It is likely there will be several more pilot projects in this category later this year.

There was one government pilot with the Town of Oakville, which we anticipate will yield additional business later this year. Other government business is actively being pursued, direct and via partnership with existing industry suppliers.

The Corporation is actively involved in negotiating new deployments for retail, events, government and food service for the current and fourth fiscal quarters.

SPONSORSHIPS

As focus in this quarter was on retail and event deployments, there were no new sponsorships negotiated. However, existing sponsorships were maintained and several new relationships were initiated which will likely yield new sponsor business in the next quarter.

PARTNERSHIPS

Several key application partnerships in the Human Resources, Marketing and Commerce categories are anticipated in the near future. Further, the company is in the process of formalizing several business development partnerships. Announcements are anticipated in the third and fourth fiscal quarters.

REVENUES

Revenue increased substantially this quarter, primarily from our expanded event business (Labatt), and deployment expansion with The Beer Store. Revenues were a mix of hardware sale, hardware rental and professional services. Professional services includes content creation, interactive design (on-premise touchscreens and websites), marketing consulting and hardware support service contracts. Hardware rental includes both hardware rented to clients short-term for use in events and field marketing, and long-term rental equipment permanently deployed in client retail locations.

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

Significant investments in growth continue to be made by the Corporation in the following areas: business development, application development, business partnership negotiation and network management. Operational expenses in this category are expected to remain relatively static for the near future.

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

LIQUIDITY & CAPITAL RESOURCES

Based on cash on hand, contracts and accounts receivable, Endo Networks expects current capital resources to be sufficient to fund existing operations for the third and fourth fiscal quarters. The current lease line of credit is anticipated to be sufficient to fund deployments through the fourth quarter, having been successfully extended.

OUTLOOK

Endo Networks expects continued strong revenue growth through the fourth quarter of 2002, with new business resulting from our sales and marketing initiatives. Expenses are expected to remain static, with potential expansion towards the end of the fourth quarter or beginning of FY2003. However, there can be no assurance that unforseen revenue shortfalls or unanticipated expenses will not occur. Profitability will be determined by management's decision in the fourth quarter on how much revenue to re-invest in growth.

PRT II.     OTHER INFORMATION


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

                                                Endo Networks, Inc.
                                                --------------------------------
                                                 (Registrant)


                                                BY:  /s/ Peter B. Day
                                                     ---------------------------
                                                      Peter B. Day
                                                Its: President



DATE:  June 16, 2002
       Mississauga, Ontario
       Canada

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350



The undersigned, Peter B. Day, the Chief Financial Officer of Endo Networks, Inc., a Nevada Corporation, (the "Company), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certifies that:

         (1) the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                                  /s/ Peter B. Day
                                                  -----------------------
                                                  Peter B. Day
                                                  Chief Financial Officer

Dated: August 16, 2002


This certification accompanies this Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.