Form 10KSB
period 2002-09-30
ENDO NETWORKS INC
filed 2003-01-15
CIK 1120096

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002, OR

 [ ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR     15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

Commission file number: (333-42640)

                               Endo Networks, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
            (Former name of registrant if changed since last report)

        Nevada                                                75-2882833
------------------------                                     ------------
(State of Incorporation)                                     (Tax ID No.)

2624 Dunwin Drive, Unite #3, Mississauga, Ontario, Canada       L5L3T5
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (ZIP code)

Registrant's telephone number, including area code: (905) 820-8800
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:   NONE
Securities registered pursuant to Section 12(g) of the Act:   Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirement for the past 90 days.
                               X  YES       NO
                              ---       ---

Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2002: $ 1,789,475

Shares of common stock outstanding at September 30, 2002:     12,568,966

PART I.

ITEM 1:  DESCRIPTION OF BUSINESS

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

The corporate head office is located at 2624 Dunwin Drive, Unit 3, Mississauga, Ontario, Canada, 20 minutes from Toronto and 60 minutes from Buffalo.

Endo Networks currently does business under two primary brands: Endo Networks and Streamline Media. The Endo Networks (www.endonetworks.com) brand encompasses all network related business. The Streamline Media (www.streamlinemedia.com) brand encompasses traditional Internet and interactive design/production work not related to the network business. The Streamline Media business provides an important source of revenue and continually exposes our design and production team to new ideas and technologies, which in turn benefit our Endo Networks business as they utilize the same competencies.

As of December 2002 Endo Networks had 18 total employees, 15 full-time.

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

Applications

Endo Networks deployments are used to deliver a combination of third party and proprietary applications in the following categories:

         Entertainment
         Background music, In-house TV and Radio, trivia, games...

         Advertising and promotion
         Exterior branding,  Radio-style  commercials,  TV commercials,  Instant
         coupons,   Interactive  promotions,   Contests,  1  to  1  relationship
         marketing (CRM)...

         Information and training
         Nutrition  guides,  Directories,   Store  locators,  Interactive  staff
         training...

         Loyalty and rewards
         Points, Rewards, 1 to 1 relationship marketing (CRM)...

         Internet and eCommerce
         Web link, eMail, Surf, Shop, connect to back end systems...

         Essentially, any application and/or service which requires a network technology platform for delivery.

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

Stakeholders include the host location, outside brands, and Endo Networks.
          * The host location receives a basic package of CRM and promotional services at no charge, but may also subscribe to several step-up services in the same categories.

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


In North America, there are no established initiatives in the interactive public network space which pursue a strategy of aggregation and integration as does Endo Networks. There may be direct competitors operating on a regional basis, but as of December 2002 we have not encountered any direct competition. The enormous number of potential locations means there is ample room for direct competition, which can assist in growing the market segment.

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

A partial list of initiatives with which we compete or potentially partner is as follows:

Audio services

This includes all forms of background audio used in a host location, i.e. Musac, DMX, Radio, Jukebox, etc. The flexibility and functionality of our partner's background audio solution greatly exceeds anything else currently available on the market. This solution leverages our investment in infrastructure to benefit from a powerful server, touchscreen, TVs, wireless and other peripherals, at a cost less than building and maintaining their own network. No single purpose network can afford this level of network deployment, and therefore they cannot offer this level of functionality on their current business models.

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

Future opportunities for partnership and new competition:

         POS (Cash Registers)
         CRM
         Gaming
         Internet Access/eMail Stations
         Supply Chain Management
         Automation
         Telecommunication

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

FINANCING

Operations

Current operations are financed out of cash flow, and are at the current level of growth. Investment in operations to enable enhanced growth will be commensurate with new revenues, although additional sources of funding to accelerate growth will be explored.

Network Infrastructure

Endo Networks currently has access to all necessary financing for deployment of network infrastructure. As projects move from pilot to roll-out, there will be opportunities for new financing.

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

Retail

We have active deployments with several retail chains, with several more projects nearing the deployment stage in mass merchandise retail and automotive retail.

Food Service

We have active Food Service projects in both Pub and Casual Dining categories. We expect expansion this year of both these categories, and new projects in Family Dining and Night Club categories.

Events

We have a number of active event and field marketing projects. There are a number of additional projects booked for 2003, and in proposal stage.

Government

Most governments are currently investigating the use of interactive public network technology to improve the service they offer their citizens, and implement a plan for future cost avoidance. Endo Networks has formalized a relationship with a company that provides software solutions to several hundred governments in North America. Through this relationship we will continue to expand our projects in this category.

Future Potential Deployment Categories

                        Doctors Offices Shopping Malls Grocery Stores Airports Convenience Stores
                        Resorts/Hotels Office Buildings

Outside Brand Partners

Outside brand partners are an important part of most Endo deployments. Based on extremely strong, measurable results, we have a number of outside brand partner relationships, and more in negotiation, tied to specific projects.

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



APPLICATION PARTNERS

Historically, a substantial portion of our application offering has been proprietary to Endo Networks. This year, as various projects gain traction, we have started to integrate a number of leading third-party applications for automotive, training, behavioural profiling, CRM and background audio. We intend to continue aggressively pursuing partnerships with leaders currently providing non-aggregated applications into our target markets. This will allow us to leverage their core competencies, delivering a continually-improving solution to our partners, while allowing us to shift resources away from application development and towards network growth.

ACQUISITION STRATEGY

Not applicable.

ITEM 2:  DESCRIPTION OF PROPERTY

HARDWARE RELATED TO DEPLOYMENTS

Endo Networks currently leases infrastructure equipment (including servers, monitors, TVs, touchscreens, Internet appliances, sound systems, switches, etc.).

SOURCE CODE

Endo Networks currently owns source code as follows:
Proprietary   applications   including  audio,  video  and  interactive  Content
management   applications   Various  eCommerce   applications  Code  related  to
integrating third party applications

ITEM 3:  LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.
ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. Market Information.

The Company's common stock is currently traded on the NASDAQ bulletin board. The following were the high and low sales prices for each quarter for which the Company's stock traded:
               Period                                   High             Low
         Calendar Year 2001        4th quarter         $1.25            $0.30
         Calendar Year 2002        1st quarter         $1.01            $0.60
                                   2nd quarter         $1.00            $0.30
                                   3rd quarter         $0.75            $0.30

b. Holders

There are approximately one hundred (100) shareholders.

c. Dividends

Registrant has not paid a dividend to the holders of its common stock and does not anticipate paying dividends in the near future.

e. Warrants

Registrant has no warrants outstanding.

ITEM 6:  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATION  SUMMARY OF
2002

Revenues for the year ended September 30, 2002 were $792,482 compared with $98,531 for the period from inception (January 30, 2001) to September 30, 2001 and cost of sales for the same periods were $379,328 and $0 respectively. Sales increased by 800% because we were developing contacts and generating business. In the prior period we performed only service work and therefore the cost of sales was zero. In the year ended September 30, 2002, our revenues consisted not only of service but of product deployments which caused us to have cost of sales of $379,328 or 48% of sales. Along with the increase in sales our expenses increased from a total of $102,300 in the prior period to $572,941 in the year ended September 30, 2002, a 560% increase. This was due to increased depreciation and amortization of equipment that we deployed on jobs and increased expenses of the work performed. One of the main reasons for the increase in expenses was that we are growing and constantly putting more funds back into developing new ideas and proposals to continue our growth.

Deployments
-----------

Continued to prove the attractiveness of an aggregated model to host locations Proved our ability to remotely manage and support a deployment Generated substantial revenue from Paid deployments in:

     -   Food Service (Pub)
     -   Event (Field Marketing, Home Shows)
     -   Retail (Beer, Duty Free, Garden Center)
Initiated  projects with major  international  brands in all target  categories.

APPLICATIONS
------------

Expanded our expert understanding of how to customize applications for touch and public use.

Expanded our expert understanding of how to aggregate applications for maximum effectiveness.

Integrated 802.11 b wireless networking

Developed initial version of applications for TabletPC and PocketPC.

Integrated Endo applications with leading application providers in Automotive sector, and began integration with leading providers of POS, HR and CRM applications

OUTSIDE BRAND PARTNERS

Continued to show substantial ROI to outside brand partners

Developed new relationships with outside brand partners in key categories related to deployments.

ACQUISITION

Not applicable

OPERATIONS

Funded operations out of revenue

Introduced  new  management   structure  for  increased  efficiency  and  better
responsiveness

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

ITEM 7:  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

Report of Independent Certified Public Accountant is attached hereto.

ITEM 8: CHANGES IN AND  DISAGREEMENTS  ON ACCOUNTING  AND FINANCIAL  DISCLOSURES

None.

PART III.
  ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following persons serve as directors and officers of Registrant:

Peter B. Day      President, Secretary and Director
------------
                  Served since November 2001 and expires at the next annual meeting

Wayne Holm
----------

            Served since November 2001 and expires at the next annual meeting

PETER B. DAY - President, Secretary and Director Mr. Day attended the University of Toronto from 1989 to 1992 studying English, History and Psychology and attended Humber College in 2000 studying Telecommunications. Mr. Day work experience follows: General Manager and Partner in Down Home Satellite Programming, Inc. from 1996 to 1998. Marketing Director and General Manager for Galaxy Satellite Programming, Inc. from 1998 to 2000. Vice President and Partner in Streamline Media, Inc., a computer software and web design company from 2000 to present. President of Endo Networks, Inc. from 2000 to present.

WAYNE HOLM - DIRECTOR Mr. Holm attended Simon Frazier University from 1965 to 1970 and played in the Canadian Football League from 1969 to 1974. Mr. Holm's recent work experience follows: In 1989 he co-founded Spectra Food Corporation in 1989 and became Vice President. Vice President and Co-CEO for The Spectra Group of Great Restaurants, Inc. from 1993 to 1997. Chairman of the Board for The Spectra Group of Great Restaurants, Inc. from 1997 to 2001, and became President and Chief Operating Officer in 2001. Mr. Holm also became the Senior Vice President for Branding and Concept Development for Cara Operations Limited in 2000.

ITEM 10:  EXECUTIVE  COMPENSATION

The Company paid no compensation to its officers and directors in the fiscal year ended September 30, 2002.

The Company has no retirement or stock option or bonus plan.


ITEM 11: SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS

Set forth below is the direct ownership of Registrant's common Stock by management and any owner of 5% or more of Stock of Registrant.



TITLE OF      NAME AND ADDRESS                 AMOUNT OF SHARES    % OF CLASS
SECURITIES       OF OWNER                                              OWNED
------------------------------------------------------------------------------
COMMON          PETER B. DAY                         4,577,500          37.9%
                2624 DUNWIN DRIVE, UNIT #3
                MISSISSUAGA, ONTARIO L5L 3T5

COMMON          DEAN T. HIEBERT                      2,432,500          20.2%
                2624 DUNWIN DRIVE, UNIT #3
                MISSISSUAGA, ONTARIO L5L 3T5

COMMON          WAYNE HOLM                             100,000           0.8%
                2624 DUNWIN DRIVE, UNIT #3
                MISSISSUAGA, ONTARIO L5L 3T5

COMMON          WOODBRIDGE MANAGEMENT, LTD.          2,000,000          16.6%
                192 BLUE HILL ROAD SOUTH
                NASSAU, BAHAMAS

COMMON          ALL OFFICERS, DIRECTORS &            9,685,000          80.1%
                BENEFICIAL HOLDERS AS A GROUP


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2001, the Company issued 4,577,500 shares to its Peter B. Day and issued 2,432,500 to Dean Hiebert in consideration for intellectual property.

PART IV.

ITEM 13: EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:
Included in Part II, Item 8 of this report:

Report of Independent Public Accountant
Balance Sheet as of September 30, 2002

Statements of Operations - Period January 30, 2001 (date of inception) to September 30, 2001 and for the Year Ended September 30, 2002

Statement of Stockholders' Equity - Period from January 30, 2001 (date of inception) to September 30, 2002

Statement of Cash Flows - Period January 30, 2001 (date of inception) to September 30, 2001 and for the Year Ended September 30, 2002

Notes to the Financial Statements

(b) The following reports on Form 8-K were filed for the Company during the year:

None

(c) The Company is not filing any exhibits.


SIGNATURES.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Item 9: Regulation FD Disclosure

In accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer executed the following written statements which statements accompanied the filing with the Securities and Exchange Commission of this Quarterly Report on Form 10-KSB:

                Certification Pursuant To 18 U.S.C. Section 1350,
                             As Adopted Pursuant To
                  Section 906 of The Sarbanes-Oxley Act of 2002

I, Peter B. Day, Chief Executive Officer and Chief Financial Officer of Endo Networks, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

* the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

* the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the periods presented therein.

                                     Endo Networks, Inc.
                                     Registrant


                                     By:  Peter B. Day
                                          ------------
                                          Peter B. Day
                                     Its: President and Chief Financial Officer

                              MALONE & BAILEY, PLLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                           5444 Westheimer, Suite 2080
                              Houston, Texas 77056
                          713-840-1210 Fax 713-840-9034

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors ENDO Networks, Inc. (formerly Discount Mortgage Source, Inc.)

We have audited the accompanying balance sheet of ENDO Networks, Inc. as of September 30, 2002 and the related statements of operations, stockholders' equity, and cash flows for year ended September 30, 2002 and the period from inception (January 30, 2001) through September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ENDO Networks, Inc. as of September 30, 2002, and the results of operations and its cash flows for the year ended September 30, 2002 and the period from inception (January 30, 2001) through September 30, 2001 in conformity with accounting principles generally accepted in the United States.


                           /S/ MALONE & BAILEY, PLLC
                           -------------------------
                               MALONE & BAILEY, PLLC
                               HOUSTON, TEXAS



January 13, 2003
                                       F-1




                               ENDO NETWORKS, INC.

                                  BALANCE SHEET
                               September 30, 2002

                                     ASSETS
                                     ------


CURRENT ASSETS:
    Cash                                                                                    $18,903
    Accounts receivable                                                                      69,771
    Parts inventory                                                                          12,700
    Prepaid expenses                                                                         50,705
                                                                                  ------------------
    Total current assets                                                                    152,079

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $125,339                         422,670


                                                                                  ------------------
TOTAL ASSETS                                                                               $574,749
                                                                                  ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES
    Accounts payable                                                                        $45,439
    Accrued expenses                                                                         85,335
    Capitalized leases - current                                                            142,057
                                                                                  ------------------
    Total current liabilities                                                               272,831

    Capitalized leases - net of current portion                                             185,767
                                                                                  ------------------

TOTAL LIABILITIES                                                                           458,598

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 50,000,000 authorized,
       12,568,866 shares issued and outstanding                                              12,569
    Subscriptions receivable                                                                (25,308)
    Additional paid-in-capital                                                              292,446
    Accumulated deficit                                                                    (163,556)
                                                                                  ------------------
        Total Stockholders' Equity                                                          116,151
                                                                                  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $574,749
                                                                                  ==================





See accompanying summary of accounting policies and notes to consolidated financial statements



                               ENDO NETWORKS, INC.

                            STATEMENTS OF OPERATIONS

                   For the Year Ended September 30, 2002, and
     Period from Date of Inception (January 30, 2001) to September 30, 2001


                                                                         Date of inception
                                                             Year         (Jan 30, 2001)
                                                             ended              to
                                                         Sept 30, 2002     Sept 30, 2001
                                                       ------------------------------------


REVENUE                                                         $792,482           $98,531
COST OF REVENUES                                                 379,328
                                                       ------------------------------------

GROSS PROFIT                                                     413,154            98,531

OPERATING EXPENSE:
    Depreciation and amortization                                135,042            36,057
    General and administrative                                   437,899            66,243
                                                       ------------------------------------
        Total Operating Expense                                  572,941           102,300
                                                       ------------------------------------

NET INCOME (LOSS)                                              ($159,787)           (3,769)
                                                       ====================================

Weighted average shares outstanding                           12,404,352         7,539,344
                                                       ====================================

Loss per share - basic                                            ($0.01)           ($0.00)
                                                       ====================================

















See accompanying summary of accounting policies and notes to consolidated financial statements



                               ENDO NETWORKS, INC.

           STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
     Period from Date of Inception (January 30, 2001) to September 30, 2002



                                         Common            Common         Subscriptions        Paid In         Accumulated
                                         Shares            Amount          Receivable          Capital           Deficit
                                    ------------------------------------------------------------------------------------------

Balance, January 30, 2001
    (date of inception)                           -0-           $   -0-           $   -0-           $   -0-           $   -0-

Shares issued for:
    Assets                                  7,060,000             7,060                              21,920
    Cash                                      359,000               359           (19,980)           83,958
    Services                                1,472,666             1,473                               8,556
    Rent and expenses                         500,000               500                               2,447

Reverse acquisition with
    Discount Mortgage Source,
    Inc. - effective 9/30/2001              2,679,300             2,679                              (2,679)

Net loss                                                                                                               (3,769)

                                    ------------------------------------------------------------------------------------------
Balance, September 30, 2001                12,070,966            12,071           (19,980)          114,202            (3,769)

Shares issued for:
    Cash                                      497,900               498            (5,328)          178,244

Net loss                                                                                                             (159,787)

                                    ------------------------------------------------------------------------------------------
Balance, September 30, 2002                12,568,866           $12,569          ($25,308)         $292,446         ($163,556)
                                    ==========================================================================================
















See accompanying summary of accounting policies and notes to consolidated financial statements



                               ENDO NETWORKS, INC.

                             STATEMENT OF CASH FLOWS

                   For the Year Ended September 30, 2002, and
     Period from Date of Inception (January 30, 2001) to September 30, 2001


                                                                                            Date of inception
                                                                               Year         (Jan 30, 2001)
                                                                               ended              to
                                                                           Sept 30, 2002     Sept 30, 2001
                                                                         ------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     ($159,787)          ($3,769)
    Adjustments to reconcile net loss to net
         cash (used) by operating activities:
           Depreciation and amortization                                           135,042            36,057
           Stock issued for services                                                                  10,029
           (Increase) in accounts receivable                                       (58,335)          (11,436)
           (Increase) decrease in customer deposits                                 40,345           (40,345)
           (Increase) in prepaid expenses                                           50,563              (142)
           (Increase) in parts inventory                                           (12,700)
           Increase in accounts payable                                             20,241             25,198
           Increase in accrued expenses                                             69,084             16,251
                                                                             ------------------------------------
NET CASH USED BY OPERATING ACTIVITIES:                                             (16,763)           31,843

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of assets                                                            (282,815)         (278,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                           178,742            84,318
    Subscriptions receivable                                                        (5,328)          (19,980)
    Proceeds from lease financing                                                  262,962           198,099
    Payments on lease financing                                                   (118,337)          (14,992)
                                                                         ------------------------------------
    Total cash flows from financing activities                                     318,039           247,445

                                                                         ------------------------------------

NET INCREASE IN CASH                                                               $18,551              $352

CASH, BEGINNING OF PERIOD                                                              352                 0
                                                                         ------------------------------------

CASH, END OF PERIOD                                                                $18,903              $352
                                                                         ====================================




Non-cash  activities in period ended March 31, 2001
---------------------------------------------------
The Company issued 6,950,000 shares for assets in January 2001.







See accompanying summary of accounting policies and notes to consolidated financial statements

                              ENDO NETWORKS, INC.
                          Notes to Financial Statements
                               September 30, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Endo Networks, Inc. (ENDO) is an interactive media, promotion, application, and advertising aggregator deploying through wireless capable public access portals to retail and restaurant locations across North America. Endo also develops application software and client controlled media including television and radio.

Cash Equivalents

ENDO considers all highly liquid investment instruments purchased with original maturities of three months or less when acquired to be cash equivalents.

Revenue Recognition

ENDO recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. ENDO recognizes revenue from the sale of advertising related products and services like interactive advertising, studio promotion, and event management as the services are performed. ENDO maintains allowances for doubtful accounts on all its accounts receivable for estimated losses resulting from the inability of its customers and others to make required payments. If the financial condition of ENDO's customers and others were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation of furniture and equipment is calculated on straight-line method over the estimated useful lives of the assets

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No impairment losses have been recorded since inception.

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

Income (loss) per Share

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended September 30, 2002 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities consisted of 220,000 options at September 30, 2002. For the period from inception through September 30, 2001 there were no common stock equivalents outstanding.

Recently Issued Accounting Pronouncments

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on ENDO's results of operations, financial position or cash flow.

Stock-Based Compensation

The Company accounts for stock-based compensation under the intrinsic value method. Under this method, ENDO recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.

Foreign Currency

ENDO has the U.S dollar designated as its functional currency. Financial statements are remeasured to U.S. dollars for reporting purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and other expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. Remeasured gains and losses are included in general and administrative expense.

Software Capitalization

ENDO adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In accordance with this standard, certain direct development costs associated with internal-use software are capitalized, including external direct costs of material and services, and payroll costs for employees devoting time to the software projects. These costs are amortized over a period not to exceed five years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.


NOTE B - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following as of September 30, 2002:

                                                ESTIMATED
                                                 USEFUL
                                              LIVES IN YEARS
                                             ----------------
        Furniture and equipment                   5 - 7            $  438,301
        Computer equipment and software           3 - 5                22,365
        Intellectual property                       2                  26,523
        Application development (software)          3                  87,343

        Less: accumulated depreciation and
         amortization                                                (151,862)
                                                                   ----------
                                                                   $  422,670
                                                                   ==========
Depreciation and amortization expense was $135,042 and $36,057 for the periods ending September 30, 2002 and 2001, respectively.


NOTE C - LEASES

The Company leases equipment under long-term lease agreements. The leases covering certain equipment, which expire over the next four years, are classified as capital leases. Property and equipment includes equipment under capital leases of $367,875, less accumulated depreciation of $80,545, at September 30, 2002.

The future minimum lease payments for capital leases and for operating leases (with initial or remaining noncancellable terms in excess of one year) as of September 30, 2002 follow:

                                                                    CAPITAL
                         YEARS ENDING                                LEASES
                                                                 ---------------
                             2003                                $    139,861
                             2004                                     133,464
                             2005                                      51,079
                             2006                                       3,419
                     Total minimum lease payments                     327,824
            Less amount representing executory costs                   (2,197)
                                                                 ---------------
                     Net minimum lease payments                       325,627
            Less amount representing interest                         (38,279)
                                                                 ---------------
                     Present value of net minimum
                        lease payments                                287,348
                     Less current maturities                         (183,460)
                                                                 ---------------
                                                                 $    103,888
                                                                 ===============

The Company leases its office space for $2,000 per month on a month to month basis. The Company had no operating leases for the years ended September 30, 2002 and 2001.


NOTE D - INCOME TAXES

The Company had net operating losses of $163,556 for the period from inception (January 30, 2001) to September 30, 2002. No deferred tax asset has been recognized for the operating loss as any valuation allowance would reduce the benefit to zero.

         Operating losses expire:   2021             $    3,769
                                    2022             $  159,787

The Company has adopted the asset and liability method of accounting for income taxes as required by SFAS No. 109. In accordance with SFAS No. 109, the Company has recorded a valuation allowance equal to the deferred tax asset as a result of ENDO's "going concern" opinion referred to in Note F and the uncertainty that it will be realized.

The components of the provision (benefit) for income taxes included in the financial statements as of September 30, 2001 are as follows:

Deferred tax assets:                                   Sept 30, 2002
                                                       -------------
Net operating loss carryforwards                         $(163,556)
Valuation allowance                                        163,556
                                                         ---------
Total deferred income tax assets                              -0-
Total deferred income tax liabilities                         -0-
                                                         ---------
Net deferred income tax assets                           $    -0-
                                                         =========

NOTE E - STOCKHOLDERS' EQUITY

Common Stock:

The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At September 30, 2002, there were 12,568,866 shares outstanding. The Company has not paid a dividend to its shareholders.

Stock Options:

No compensation cost has been recognized for grants under the stock option plans since all grants pursuant to these plans have been made at the current estimated fair values of ENDO's common stock at the grant date. Had compensation cost of ENDO's stock options been determined based on the fair value at the grant date for awards in fiscal 2002, ENDO's pre-tax loss in fiscal 2002 would have been increased by approximately $33,000.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2002: zero dividend yield, expected volatility of 100%; risk-free interest rate of 4.0% and expected lives of 2 years.

The options granted have an exercise price of $.50 per share and vest at the date of issuance. The maximum term of the options is two years.

The following table summarizes stock option activity:

        Outstanding, October 1, 2001                                    -
        Granted                                                   220,000
        Canceled or expired                                             -
        Exercised                                                       -
                                                               ----------
        Outstanding, September 30, 2002                           220,000
                                                               ==========
        Exercisable at September 30, 2002                         220,000
                                                               ==========
        Weighted-average grant-date fair value of
         options, granted during the year                      $     .15
        Weighted-average remaining, years of
         contractual life                                               1
                                                               ==========


NOTE F - CONCENTRATIONS OF CREDIT RISK

As of September 30, 2002, amounts due from three customers amounted to 68% of total trade accounts receivable.

One customer accounted for 29% and 60% of total revenues for the year ended September 30, 2002 and for the period from inception through September 30, 2001, respectively.