Form 10QSB
period 2002-12-31
ENDO NETWORKS INC
filed 2003-02-26
CIK 1120096

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:              December 31, 2002

Commission file number:             333-42640

                               ENDO NETWORKS, INC.
                   -------------------------------------------
             (exact name of registrant as specified in its charter)


Nevada                                                         75-2882833
-----------------------                                        ----------
(State of Incorporation)                                      (IRS ID No.)


        2425 Dunwin Drive, Unit #3, Mississauga, Ontario, Canada   L5L 3T5
  -----------------------------------------------------------------------------
               (Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code: 905-820-8800

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].


Shares of common stock outstanding at December 31, 2002:

                                   12,568,866

                                TABLE OF CONTENTS



PART I _ FINANCIAL INFORMATION                                       Page Number


Item  1. Financial Statements                                             1 - 4


Item  2. Managements's Discussion and Analysis
          of Financial Condition and Results of Operations                5 - 7


PART II _ OTHER INFORMATION

Item 1.  Legal Proceedings                                                  8

Item 2.  Changes in Securities                                              8

Item 3.  Defaults Upon Senior Securities                                    8

Item 4.  Submission of Matters to a Vote of Security Holders                8

Item 5.  Exhibits and Reports on Form 8-K                                   8

Signatures                                                                  9

Certifications Pursuant to 18 U.S.C. Section 1350                           10



                               ENDO NETWORKS, INC.


                                 BALANCE SHEETS
                    December 31, 2002 and September 30, 2002

                                     ASSETS
                                     ------
                                                                                    Dec 31, 2002        Sept 30, 2002
                                                                                  -----------------    -----------------

CURRENT ASSETS:
    Cash                                                                                    $1,859              $18,903
    Accounts receivable                                                                     77,028               69,771
    Deposits with customers                                                                      0
    Inventory parts                                                                         14,964               12,700
    Prepaid expenses                                                                        51,096               50,705
                                                                                  -----------------    -----------------
    Total current assets                                                                   144,947              152,079

PROPERTY AND EQUIPMENT, net of accumulated
      depreciation of $156,752 and $125,339 respectively                                   385,774              422,670

                                                                                  -----------------    -----------------

TOTAL ASSETS                                                                              $530,721             $574,749
                                                                                  =================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
    Accounts payable                                                                       $66,523              $45,439
    Accrued expenses                                                                       103,875               85,335
    Capitalized leases - current                                                           141,536              142,057
                                                                                  -----------------    -----------------
    Total current liabilities                                                              311,934              272,831

    Capitalized leases - non current                                                       154,083              185,767
                                                                                  -----------------    -----------------

TOTAL LIABILITIES                                                                          466,017              458,598

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 50,000,000 authorized,
         12,568,866 and 12,229,966 shares issued and outstanding                            12,569               12,569
    Subscriptions receivable                                                               (25,308)             (25,308)
    Additional paid-in-capital                                                             292,446              292,446
    Accumulated deficit                                                                   (215,003)            (163,556)
                                                                                  -----------------    -----------------
        Total Stockholders' Equity                                                          64,704              116,151
                                                                                  -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $530,721             $574,749
                                                                                  =================    =================




See accompanying notes to interim condensed financial statements             F-1



                               ENDO NETWORKS, INC.


                             STATEMENT OF OPERATIONS
                  Three Months Ended December 31, 2002 and 2001




                                                        Three Months         Three Months
                                                           Ended                Ended
                                                        Dec 31, 2002         Dec 31, 2001
                                                      -----------------    -----------------


Revenue                                                       $111,671              $57,924
Cost of Goods Sold                                              80,605
                                                      -----------------    -----------------
Gross Profit                                                    31,066               57,924


Operating Expense:
    Depreciation and amortization                                2,729               36,733
    General and administrative                                  80,304               93,749
                                                      -----------------    -----------------
        Total Operating Expense                                 83,033              130,482

                                                      -----------------    -----------------

NET INCOME                                                    ($51,967)            ($72,558)
                                                      =================    =================



Weighted average shares outstanding                         12,565,866           12,091,401
                                                      =================    =================

Loss per share - basic and diluted                              ($0.00)              ($0.00)
                                                      =================    =================



















See accompanying notes to interim condensed financial statements             F-2




                               ENDO NETWORKS, INC.


                             STATEMENT OF CASH FLOWS
                  Three Months Ended December 31, 2002 and 2001




                                                                                    Three Months         Three Months
                                                                                       Ended                Ended
                                                                                    Dec 31, 2002         Dec 31, 2001
                                                                                  -----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                              ($51,967)            ($72,558)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Items not requiring cash - depreciation and amortization                    36,896               36,733
                Increase in accounts receivable                                             (7,257)             (27,072)
                Decrease in deposits                                                                             10,376
                Increase in parts inventory                                                 (2,264)
                Increase in prepaid expenses                                                  (391)                (320)
                Increase in accounts payable & accrued expenses                             39,624               25,299

                                                                                  -----------------    -----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                                    14,641              (27,542)


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of assets                                                                                          (85,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                                                         95,644
    Subscriptions receivable                                                                                     19,800
    Proceeds from (payments on) lease financing                                            (32,205)              44,898
    Gain / loss from currency fluctuations                                                     520                1,132
                                                                                  -----------------    -----------------
    Total cash flows from financing activities                                             (31,685)             161,474

                                                                                  -----------------    -----------------

NET INCREASE IN CASH                                                                      ($17,044)             $47,940

CASH, BEGINNING OF PERIOD                                                                   18,903                  352
                                                                                  -----------------    -----------------

CASH, END OF PERIOD                                                                         $1,859              $48,292
                                                                                  =================    =================














See accompanying notes to interim condensed financial statements             F-3

                               ENDO NETWORKS, INC.

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                December 31, 2002

Note A - Presentation

The condensed balance sheet of the Company as of December 31, 2002, the related condensed statements of operations for the three months ended December 31, 2002 and 2001, and the statement of cash flows for the three months ended December 31, 2002 and 2001 included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's September 30, 2002 Form 10-KSB.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation & Managements Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
The following discussion is the quarterly management's discussion and analysis for the three month period ending December 31, 2002. Endo Networks, Inc., incorporated in Nevada and its wholly owned subsidiary, Endo Networks, Inc., incorporated in Ontario are collectively referred to as "Endo Networks" or the "Corporation". In this discussion, all amounts are expressed in US funds.

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

OVERVIEW
Endo Networks effectively commenced operations as an aggregator of public network applications September 30, 2001, making this the fifth operating quarter for the Corporation. In addition to continually fine-tuning its application offering and strengthening its operational foundation, the company continues to be engaged in aggressively securing new paid pilot projects the retail, event and food service markets, primarily in Canada but with limited initiatives into the United States, as well as expanding our existing deployments. The company has changed its brief description to "Providing marketing and human resources technology solutions to measurably increase sales and improve margins" which is considered to be more understandable by target audiences than "aggregator of public network applications". Technically, "aggregator of public network applications" is an accurate description of our business.

RECENT EVENT
None.

DEPLOYMENTS

Generally, the fall and winter is a slower season for new deployments, where we focus more on managing our existing deployments and refining our applications and solutions. This year is not unusual in this respect. Progress of note includes:


          A two potentially substantial projects in the Automotive industry with international companies, both for deployment in the US market

          B an in-store Duty Free retail project, with an established partner in the category and a plan for expansion

          C the design phase of a total integrated food service solution for a division of a Canadian food service company with more than 1000 locations

We continued to manage our existing retail deployments and field marketing deployments with our current customers.

We are involved in the proposal stage of several significant projects for 2003 in all three categories of retail, food service and events.

There have been no deployments in the Government category this quarter; however, negotiations with our partners in this space hold promise for 2003.

SPONSORSHIPS

We have promising results in securing third party corporate sponsorships to mine the leads generated by our deployments. In the next quarter we will have several pilot projects running with potential sponsors, with expansion to be based on results.

PARTNERSHIPS

Several key application partnerships are anticipated in the near future. Further, the company is in the process of formalizing several business development partnerships.

REVENUES

Revenue are on-track with expectations for this period, and as usual were a mix of hardware sale, hardware rental and professional services. Professional services includes content creation, interactive design (on-premise touchscreens and websites), marketing consulting and hardware support service contracts. Hardware rental includes both hardware rented to clients short-term for use in events and field marketing, and long-term rental equipment permanently deployed in client retail locations.

Revenues for the three months ended December 31, 2002 were $111,671 compared with $57,924 for the same three month period in 2001, with a gross profit of $31,066 compared with $57,924 a year earlier. The decrease in gross profit was due to more service being conducted in the same period last year when there were more hardware deployments in the three months ended December 31, 2002. The increase in deployments should increase our revenue stream in future periods.

OPERATING EXPENSE

Operating expenses exclusive of depreciation and amortization decreased from $93,749 for the three months ended December 31, 2001 to $80,304 for the same three months in 2002. Again, this was due to less salaries paid for service work and more hardware deployments, as well as a decrease in depreciation and amortization from $36,733 to $2,729 for the same three month periods.

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

Net loss decrease from a loss of $72,558 in the three months ended December 31, 2001 to $51,967 for the same three months in 2002.

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

LIQUIDITY & CAPITAL RESOURCES

Based on cash on hand, contracts and accounts receivable, Endo Networks expects current capital resources to be sufficient to fund existing operations going forward.

OUTLOOK

Endo Networks expects the next quarter to be similar to this quarter, in that it is a period of new business development which generally translates to strong revenue growth in later quarters. Expenses are expected to remain static, with future expansion subsequent to revenue growth. However, there can be no assurance that unforeseen revenue shortfalls or unanticipated expenses will not occur. Profitability will be determined by management's decision on how much revenue to re-invest in growth.

PART II.     OTHER INFORMATION


Item  1.     Legal Proceedings.

                  None.

Item  2.     Changes in Securities.

                  None.

Item  3.     Defaults Upon Senior Securities.

                  None.

Item  4.     Submission of Matters to a Vote of Security Holders.

                  None.

Item  5.     Other Information.

                  None.

Item 6.      Exhibits and Reports on Form 8_K.

                  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                               Endo Networks, Inc.
                               ---------------------------
                                (Registrant)


                              BY: /s/ Peter B. Day
                                  -------------------------
                                      Peter B. Day
                                      Its: President

DATE:   February 24, 2003
        Mississauga, Ontario, Canada

                                 CERTIFICATIONS

 I, Peter B. Day, certify that:



1. I have reviewed this quarterly report on Form 10-QSB of Endo Networks, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: February 25, 2003

By:   /s/ Peter B. Day
    -----------------------------
Name:  Peter B. Day
Title: Chairman, Chief Executive Officer and Chief Financial Officer


CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350


The undersigned, Peter B. Day, the Chief Financial Officer of Endo Networks, Inc., a Nevada Corporation, (the "Company), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certifies that:

          1. the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

          2.   the information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.


                                /s/  Peter B. Day
                                     ------------
                                     Peter B. Day
                                     Chief Financial Officer

Dated: February 25, 2003


This certification accompanies this Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.