Form 10QSB
period 2003-03-31
ENDO NETWORKS INC
filed 2003-05-19
CIK 1120096

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:        March 31, 2003

Commission file number:       333-42640

                               ENDO NETWORKS, INC.
              ----------------------------------------------------
             (exact name of registrant as specified in its charter)


        Nevada                                                    75-2882833
-----------------------                                           ----------
(State of Incorporation)                                         (IRS ID No.)


        2624 Dunwin Drive, Unit #3, Mississauga, Ontario, Canada    L5L 3T5
  -----------------------------------------------------------------------------
               (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code: 905-820-8800

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes [x] No [ ].


Shares of common stock outstanding at March 31, 2003:

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




                      ENDO NETWORKS, INC.


                        BALANCE SHEETS
             March 31, 2003 and September 30, 2002

                            ASSETS
                            ------
                                                                                     Unaudited
                                                                                   March 31, 2003    Sept 30, 2002
                                                                                  -----------------------------------

CURRENT ASSETS:
    Cash                                                                                    $8,698           $18,903
    Accounts receivable                                                                    145,902            69,771
    Inventory parts                                                                         15,383            12,700
    Prepaid expenses                                                                         9,759             8,933
                                                                                  -----------------------------------
    Total current assets                                                                   179,742           110,307

PROPERTY AND EQUIPMENT, net of accumulated deprecaition                                    386,005           422,670

OTHER ASSETS
    Deposits                                                                                44,980            41,772

                                                                                  -----------------------------------

TOTAL ASSETS                                                                              $610,727          $574,749
                                                                                  ===================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
    Accounts payable                                                                      $109,697           $45,439
    Accrued expenses                                                                       134,709            85,335
    Capitalized leases - current                                                           151,843           142,057
                                                                                  -----------------------------------
    Total current liabilities                                                              396,249           272,831

    Capitalized leases - non current                                                       128,356           185,767
                                                                                  -----------------------------------

TOTAL LIABILITIES                                                                          524,605           458,598

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 50,000,000 authorized,
         12,568,866 shares issued and outstanding                                           12,569            12,569
    Subscriptions receivable                                                                     0           (25,308)
    Additional paid-in-capital                                                             292,446           292,446
    Accumulated deficit                                                                   (218,893)         (163,556)
                                                                                  -----------------------------------
        Total Stockholders' Equity                                                          86,122           116,151
                                                                                  -----------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $610,727          $574,749
                                                                                  ===================================











See accompanying notes to interim condensed financial statements             F-1




                               ENDO NETWORKS, INC.


                             STATEMENT OF OPERATIONS
               Three and Six Months Ended March 31, 2003 and 2002
                                   (Unaudited)



                                                  Three Months     Three Months      Six Months       Six Months
                                                      Ended           Ended            Ended             Ended
                                                  Mar 31, 2003     Mar 31, 2002     Mar 31, 2003     Mar 31, 2002
                                               --------------------------------------------------------------------


Revenue                                               $187,019          $53,973         $298,690          $112,423
Cost of Goods Sold                                     113,866                           194,471
                                               --------------------------------------------------------------------
Gross Profit                                            73,153           53,973          104,219           112,423


Operating Expense:
    Depreciation and amortization                        9,735           16,370           17,083            53,437
    General and administrative                          66,785          144,824          142,473           238,765
                                               --------------------------------------------------------------------
        Total Operating Expense                         76,520          161,194          159,556           292,202

                                               --------------------------------------------------------------------

NET LOSS                                               ($3,367)       ($107,221)        ($55,337)        ($179,779)
                                               ====================================================================



Weighted average shares outstanding                 12,565,866       12,070,966       12,565,866        12,150,466
                                               ====================================================================

Loss per share - basic and diluted                      ($0.00)          ($0.01)          ($0.00)           ($0.01)
                                               ====================================================================



















See accompanying notes to interim condensed financial statements             F-2



                               ENDO NETWORKS, INC.


                             STATEMENT OF CASH FLOWS
                    Six Months Ended March 31, 2003 and 2002
                                   (Unaudited)



                                                                                     Six Months       Six Months
                                                                                       Ended             Ended
                                                                                    Mar 31, 2003     Mar 31, 2002
                                                                                  -----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                              ($55,337)        ($179,779)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Items not requiring cash - depreciation and amortization                    17,083            53,437
                (Increase) decrease in accounts receivable                                 (76,131)          (49,884)
                (Increase) decrease in deposits                                             (3,208)            8,166
                (Increase) decrease in parts inventory                                      (2,683)
                (Increase) decrease in prepaid expenses                                       (826)           (1,297)
                Increase (decrease) in accounts payable & accrued expenses                 113,632           109,426

                                                                                  -----------------------------------
NET CASH (USED) IN OPERATING ACTIVITIES:                                                    (7,470)          (59,931)


CASH FLOWS FROM INVESTING ACTIVITIES:
    (Purchase) disposal of assets                                                           19,582           (83,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                                                      96,644
    Subscriptions receivable                                                                25,308
    Proceeds from (payments on) lease financing                                            (47,625)           55,679

                                                                                  -----------------------------------
    Total cash flows from financing activities                                             (22,317)          152,323

                                                                                  -----------------------------------

NET INCREASE IN CASH                                                                      ($10,205)           $8,921

CASH, BEGINNING OF PERIOD                                                                   18,903               352
                                                                                  -----------------------------------

CASH, END OF PERIOD                                                                         $8,698            $9,273
                                                                                  ===================================
















See accompanying notes to interim condensed financial statements             F-3

                               ENDO NETWORKS, INC.

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2003

Note A - Presentation

The condensed balance sheet of the Company as of March 31, 2003, the related condensed statements of operations for the three and six months ended March 31, 2003 and 2002, and the statement of cash flows for the six months ended March 31, 2003 and 2002 included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended March 31, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's September 30, 2002 Form 10-KSB.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation & Managements Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is the quarterly management's discussion and analysis for the three and six month periods ending March 31, 2003. Endo Networks, Inc., incorporated in Nevada and its wholly owned subsidiary, Endo Networks, Inc., incorporated in Ontario are collectively referred to as "Endo Networks" or the "Corporation". In this discussion, all amounts are expressed in US funds. We wish to caution readers that this report includes certain forward-looking information and statements within the meaning of US federal securities laws. These forward-looking statements contain information that is generally stated to be anticipated, expected or projected by Endo Networks, and involves known and unknown risks, uncertainties and other factors which may cause the actual results and performance of Endo Networks to be materially different from any future results and performance expressed or implied by such forward-looking information.

OVERVIEW

Endo Networks effectively commenced operations as an aggregator of public network applications September 30, 2001, making this the sixth operating quarter for the Corporation. In addition to continually fine-tuning its application offering and strengthening its operational foundation, the company continues to be engaged in aggressively securing new paid pilot projects the retail, event and food service markets, primarily in Canada but with limited initiatives into the United States, as well as expanding our existing deployments. The company has changed its brief description to "Providing marketing and human resources technology solutions to measurably increase sales and improve margins" which is considered to be more understandable by target audiences than "aggregator of public network applications". Technically, "aggregator of public network applications" is an accurate description of our business.

RECENT EVENTS

None.

DEPLOYMENTS

Generally, the fall and winter is a slower season for new deployments, where we focus more on managing our existing deployments and refining our applications and solutions. This year is not unusual in this respect. Progress of note include:


* two potentially substantial projects in the Automotive industry with international companies, both for deployment in the US market

* an in-store Duty Free retail project, with an established partner in the category and a plan for expansion

* the design phase of a total integrated food service solution for a division of a Canadian food service company with more than 1000 locations

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

Revenues for the three months ended March 31, 2003 were $187,019 compared with $53,973 for the same three month period in 2002, with a gross profit of $73,153 compared with $53,973 a year earlier. The decrease in the percentage of gross profit to revenue was due to more service being conducted in the same period last year when there were more hardware deployments in the three months ended March 31, 2003. The increase in deployments should increase our revenue stream in future periods.

Revenues for the six months ended March 31, 2003 were $298,690 compared with $112,423 for the same six month period in 2002, with a gross profit of $102,219 compared with $112,423 a year earlier. The decrease in the actual gross profit and the percentage of gross profit to revenue was due to more service being conducted in the same period last year when there were more hardware deployments in the six months ended March 31, 2003. The increase in deployments should increase our revenue stream in future periods.

OPERATING EXPENSE

For the three months ended March 31, 2003, operating expenses exclusive of depreciation and amortization decreased $78,040 to $66,784 from $144,824 for the same three months in 2002. Again, this was due to less salaries paid for service work and more hardware deployments. Depreciation and amortization also decreased from $16,370 to $9,736 for the same three month periods.

For the six months ended March 31, 2003, operating expenses exclusive of depreciation and amortization decreased $96,292 to $142,473 from $238,765 for the same three months in 2002. Again, this was due to less salaries paid for service work and more hardware deployments. Depreciation and amortization also decreased from $53,437 to $17,083 for the same six month periods.

Operating expenses include depreciation and amortization ("d&a") on both rental equipment and fixed assets, and current operating expenses comprising chiefly salary, facility rental, interest on leases and professional fees.

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

Net loss decreased from a loss of $107,221 in the three months ended March 31, 2002 to a loss of $3,367 for the same three months in 2003. Net loss decreased from a loss of $179,779 in the six months ended March 31, 2002 to a loss of $55,337 for the same six months ended March 31, 2003.


RESEARCH AND DEVELOPMENT

The Corporation continues to receive substantial positive response from existing clients with receipt of some contracts and the potential to consume more of the Corporation's products and services, and potential new clients in similar and new market categories. In order to meet the demand for Endo Networks' offering, it continues to be necessary to invest substantially in research and development. Clients and potential clients have been involved in meetings and discourse to determine software requirements, and identify areas for further development. Skilled software developers are involved in utilizing the results of this research to for the improvement of existing applications as well as the development of select new applications. New application development is tied to a set time line based on expected development resources.


LIQUIDITY & CAPITAL RESOURCES

Based on cash on hand, contracts and accounts receivable, Endo Networks expects current capital resources to be sufficient to fund existing operations going forward.


OUTLOOK

Endo Networks expects the next quarter to be greater than this quarter, in that the Company has received new contracts as well as continuing new business development which generally translates to strong revenue growth in later quarters. Expenses are expected to remain static, with future expansion subsequent to revenue growth. However, there can be no assurance that unforeseen revenue shortfalls or unanticipated expenses will not occur. Profitability will be determined by management's decision on how much revenue to re-invest in growth.


Item 3:  CONTROLS AND PROCEDURES

Based on the evaluation by Messr. Peter Day, President and Chief Financial Officer of the Company, of the effectiveness of the Company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Messr. Day concluded that, as of the evaluation date,
(i) there were no significant deficiencies or material weaknesses of the Company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken.

PRT II.     OTHER INFORMATION


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

                                              Endo Networks, Inc.
                                              -----------------------
                                               (Registrant)


                                              BY: /s/ Peter B. Day
                                              -----------------------
                                                      Peter B. Day
                                              Its: President

DATE:   May 19, 2003
        Mississauga, Ontario,  Canada

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


Date: May 19, 2003

By:   /s/ Peter B. Day
    -----------------------------
Name: Peter B. Day
Title: Chairman, Chief Executive Officer and Chief Financial Officer


CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, Peter B. Day, the Chief Financial Officer of Endo Networks, Inc., a Nevada Corporation, (the "Company), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certifies that:

     1. the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003 (the "Report") fully complies with the requirements of
     Section 13(a) of the Securities  Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                 /s/ Peter B. Day
                                                 ---------------------------
                                                     Peter B. Day
                                                     Chief Financial Officer

Dated: May 19, 2003


This certification accompanies this Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.