Form 10QSB/A
period 2003-03-31
ENDO NETWORKS INC
filed 2003-05-22
CIK 1120096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB/A



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended: March 31, 2003

                        Commission file number: 333-42640

                               ENDO NETWORKS, INC.
                   -------------------------------------------
             (exact name of registrant as specified in its charter)

       Nevada                                                        75-2882833
-----------------------                                              ----------
(State of Incorporation)                                            (IRS ID No.)


        2624 Dunwin Drive, Unit #3, Mississauga, Ontario, Canada      L5L 3T5
  ----------------------------------------------------------------  -----------
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




                      ENDO NETWORKS, INC.


                        BALANCE SHEETS
             March 31, 2003 and September 30, 2002

                            ASSETS
                                                                          Unaudited
                                                                        March 31, 2003    Sept 30, 2002
                                                                       -----------------------------------

CURRENT ASSETS:
    Cash                                                                         $8,698           $18,903
    Accounts receivable                                                         145,902            69,771
    Inventory parts                                                              15,383            12,700
    Prepaid expenses                                                              9,759             8,933
                                                                       -----------------------------------
    Total current assets                                                        179,742           110,307

PROPERTY AND EQUIPMENT, net of accumulated depreciation                         386,005           422,670

OTHER ASSETS
    Deposits                                                                     44,980            41,772

                                                                       -----------------------------------

TOTAL ASSETS                                                                   $610,727          $574,749
                                                                       ===================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Accounts payable                                                           $109,697           $45,439
    Accrued expenses                                                            134,709            85,335
    Capitalized leases - current                                                151,843           142,057
                                                                       -----------------------------------
    Total current liabilities                                                   396,249           272,831

    Capitalized leases - non current                                            128,356           185,767
                                                                       -----------------------------------

TOTAL LIABILITIES                                                               524,605           458,598
                                                                       -----------------------------------

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 50,000,000 authorized,
         12,568,866 shares issued and outstanding                                12,569            12,569
    Subscriptions receivable                                                          0           (25,308)
    Additional paid-in-capital                                                  292,446           292,446
    Accumulated deficit                                                        (218,893)         (163,556)
                                                                       -----------------------------------
        Total Stockholders' Equity                                               86,122           116,151
                                                                       -----------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $610,727          $574,749
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











See accompanying notes to interim condensed financial statements             F-1




                               ENDO NETWORKS, INC.


                             STATEMENT OF OPERATIONS
               Three and Six Months Ended March 31, 2003 and 2002
                          (Unaudited)



                                                  Three Months     Three Months      Six Months       Six Months
                                                      Ended           Ended            Ended             Ended
                                                  Mar 31, 2003     Mar 31, 2002     Mar 31, 2003     Mar 31, 2002
                                                 ------------------------------------------------------------------

Revenue                                               $187,019          $53,973         $298,690          $112,423
Cost of Goods Sold                                     113,866                           194,471
                                                 ------------------------------------------------------------------
Gross Profit                                            73,153           53,973          104,219           112,423


Operating Expense:
    Depreciation and amortization                        9,735           16,370           17,083            53,437
    General and administrative                          66,785          144,824          142,473           238,765
                                                 ------------------------------------------------------------------
        Total Operating Expense                         76,520          161,194          159,556           292,202

                                                 ------------------------------------------------------------------

NET LOSS                                               ($3,367)       ($107,221)        ($55,337)        ($179,779)
                                                 ==================================================================



Weighted average shares outstanding                 12,568,866       12,070,966       12,868,866        12,150,466
                                                 ==================================================================

Loss per share - basic and diluted                      ($0.00)          ($0.01)          ($0.00)           ($0.01)
                                                 ==================================================================

















See accompanying notes to interim condensed financial statements             F-2



                               ENDO NETWORKS, INC.


                             STATEMENT OF CASH FLOWS
                    Six Months Ended March 31, 2003 and 2002
                                   (Unaudited)



                                                                                     Six Months       Six Months
                                                                                       Ended             Ended
                                                                                    Mar 31, 2003     Mar 31, 2002
                                                                                  ---------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                            ($55,337)        ($179,779)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
              Items not requiring cash - depreciation and amortization                    17,083            53,437
              (Increase) decrease in accounts receivable                                 (76,131)          (49,884)
              (Increase) decrease in deposits                                             (3,208)            8,166
              (Increase) decrease in parts inventory                                      (2,683)
              (Increase) decrease in prepaid expenses                                       (826)           (1,297)
              Increase (decrease) in accounts payable & accrued expenses                 113,632           109,426

                                                                                  ---------------------------------
NET CASH (USED) IN OPERATING ACTIVITIES:                                                  (7,470)          (59,931)


CASH FLOWS FROM INVESTING ACTIVITIES:
    (Purchase) disposal of assets                                                                          (83,471)
    Proceeds from sale of assets                                                          19,582
                                                                                  ---------------------------------
             Total cash flows from investing activities                                   19,582           (83,471)

         CASH FLOWS FROM FINANCING ACTIVITIES:
             Sale of common stock                                                                           96,644
             Subscriptions receivable                                                     25,308
             Proceeds from (payments on) lease financing                                 (47,625)           55,679

                                                                                  ---------------------------------
             Total cash flows from financing activities                                  (22,317)          152,323

                                                                                  ---------------------------------

         NET INCREASE IN CASH                                                           ($10,205)           $8,921

         CASH, BEGINNING OF PERIOD                                                        18,903               352
                                                                                  ---------------------------------

         CASH, END OF PERIOD                                                              $8,698            $9,273
                                                                                  =================================














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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation & Managements Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
The following discussion is the quarterly management's discussion and analysis for the three month period ending March 31, 2003. Endo Networks, Inc., incorporated in Nevada and its wholly owned subsidiary, Endo Networks, Inc., incorporated in Ontario are collectively referred to as "Endo Networks" or the "Corporation". In this discussion, all amounts are expressed in US funds. We wish to caution readers that this report includes certain forward-looking information and statements within the meaning of US federal securities laws. These forward-looking statements contain information that is generally stated to be anticipated, expected or projected by Endo Networks, and involves known and unknown risks, uncertainties and other factors which may cause the actual results and performance of Endo Networks to be materially different from any future results and performance expressed or implied by such forward-looking information.

OVERVIEW
Endo Networks effectively commenced operations as an aggregator of public network applications September 30, 2001, making this the Sixth operating quarter for the Corporation. In addition to continually fine-tuning its application offering and strengthening its operational foundation, the company continues to be engaged in aggressively securing new paid pilot projects the retail, event and food service markets, primarily in Canada but with limited initiatives into the United States, as well as expanding our existing deployments. The positioning statement of the company has evolved into "Enabling Marketing's Last Mile", which refers to Endo's competencies at enabling aggregated marketing, human resources and technology solutions of both hardware and software at the point of interaction between employee and customer, i.e. the retail store or the restaurant.

RECENT EVENT
None.

DEPLOYMENTS

Generally, the winter is a slower season for new deployments, where we focus more on managing our existing deployments and refining our applications and solutions. This year is not unusual in this respect. Progress of note includes:

A: development of an expanded 802.11b (wi fi) capacity on our network deployments, both portable and permanent

B: development of an integrated online, kiosk and handheld relationship marketing/loyalty/training/incentive/reward/communications tool for use with both customers and employees

C: securing a new client and project in the recreational products business, using our integrated relationship marketing product for salesperson incentive.

D: approval by our client Sheridan Nurseries of expanding their initial test to a one-year pilot of a "total solution" in a high-volume location of their chain.

We continued to manage our existing retail deployments and field marketing deployments with our current customers.

There have been no deployments in the Government category this quarter. SPONSORSHIPS Presentations continue to secure sponsorships in preparation for upcoming projects.

PARTNERSHIPS
No new partnerships in this period.

REVENUES
Revenues have historically been low for this period, as we prepare for the spring increase in business. Revenues are a mix of hardware sale, hardware rental and professional services. Professional services includes content creation, interactive design (on-premise touchscreens and websites), marketing consulting and hardware support service contracts. Hardware rental includes both hardware rented to clients short-term for use in events and field marketing, and long-term rental equipment permanently deployed in client retail locations.

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

RESEARCH AND DEVELOPMENT
As in previous quarters, the Corporation continues to receive response from existing clients with the potential to consume more of the Corporation's products and services, and potential new clients in similar and new market categories. In order to meet the demand for Endo Networks' offering, it continues to be necessary to invest substantially in research and development. Clients and potential clients have been involved in meetings and discourse to determine software requirements, and identify areas for further development. Skilled software developers are involved in utilizing the results of this research to for the improvement of existing applications as well as the development of select new applications. New application development is tied to a set timeline based on expected development resources.

LIQUIDITY & CAPITAL RESOURCES
Based on cash on hand, contracts and accounts receivable, Endo Networks expects current capital resources to be sufficient to fund existing operations going forward.

OUTLOOK
Endo Networks expects the next quarter to show the results of the business development of this and previous quarters, with strong revenue growth.
Operational expenses (net of product purchases for resale) are expected to increase slightly and temporarily due to deployment costs, with future expansion subsequent to revenue growth. However, there can be no assurance that unforeseen revenue shortfalls or unanticipated expenses will not occur. Profitability will be determined by management's decision on how much revenue to re-invest in growth.

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

DATE:   May 23, 2003
        Mississauga, Ontario,  Canada

                                 CERTIFICATIONS
I, Peter B. Day, certify that:


     1. I have reviewed this quarterly report on Form 10-QSB/A of Endo Networks, Inc.

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


Date: May 23, 2003

By:   /s/ Peter B. Day
    ----------------------------------------
Name:  Peter B. Day
Title: Chairman, Chief Executive Officer and
       Chief Financial Officer


CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, Peter B. Day, the Chief Financial Officer of Endo Networks, Inc., a Nevada Corporation, (the "Company), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certifies that:

     1. the Company's Quarterly Report on Form 10-QSB/A for the fiscal quarter ended March 31, 2003 (the "Report") fully complies with the requirements of
     Section 13(a) of the Securities Exchange Act of 1934; and

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

Dated: May 23, 2003


This certification accompanies this Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.