Form 10QSB
period 2003-06-30
ENDO NETWORKS INC
filed 2003-08-14
CIK 1120096

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:              June 30, 2003

Commission file number:

                              ENDO NETWORKS, INC.
                              -------------------
             (exact name of registrant as specified in its charter)

         Nevada                                              75-2882833
-----------------------                                      ----------
(State of Incorporation)                                    (IRS ID No.)


        2425 Dunwin Drive, Unit #3, Mississauga, Ontario, Canada  L5L 3T5
        -----------------------------------------------------------------
          (Address of principal executive offices)              (Zip code)

     Registrant's telephone number, including area code: 905-820-8800


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.

Yes [x] No [ ].

Shares of common stock outstanding at June 30, 2003: 12,568,866

                                TABLE OF CONTENTS



PART I _ FINANCIAL INFORMATION                                    Page Number


Item  1. Financial Statements                                        1 - 4


Item  2. Management's Discussion and Analysis
          of Financial Condition and Results of Operations           5 - 8


PART II _ OTHER INFORMATION

Item 1.  Legal Proceedings                                               9

Item 2.  Changes in Securities                                           9

Item 3.  Defaults Upon Senior Securities                                 9

Item 4.  Submission of Matters to a Vote of Security Holders             9

Item 5.  Exhibits and Reports on Form 8-K                                9

Signatures                                                              10

Certifications Pursuant to 18 U.S.C. Section 1350                       11




                               ENDO NETWORKS, INC.


                                 BALANCE SHEETS
                      June 30, 2003 and September 30, 2002

                                     ASSETS
                                     ------
                                                                          Unaudited
                                                                        June 30, 2003     Sept 30, 2002
                                                                      -----------------------------------

CURRENT ASSETS:
    Cash                                                                       $10,353           $18,903
    Accounts receivable                                                        101,283            69,771
    Inventory parts                                                             22,832            12,700
    Prepaid expenses                                                            11,350             8,933
                                                                      -----------------------------------
    Total current assets                                                       145,818           110,307

PROPERTY AND EQUIPMENT, net of accumulated depreciation                        389,534           422,670

OTHER ASSETS
    Deposits                                                                    48,049            41,772

                                                                      -----------------------------------

TOTAL ASSETS                                                                  $583,401          $574,749
                                                                      ===================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
    Accounts payable                                                          $176,268           $45,439
    Accrued expenses                                                           144,129            85,335
    Capitalized leases - current                                               159,376           142,057
                                                                      -----------------------------------
    Total current liabilities                                                  479,773           272,831

    Capitalized leases - non current                                            82,285           185,767
                                                                      -----------------------------------

TOTAL LIABILITIES                                                              562,058           458,598
                                                                      -----------------------------------

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 50,000,000 authorized,
         12,568,866 shares issued and outstanding                               12,569            12,569
    Subscriptions receivable                                                         0           (25,308)
    Additional paid-in-capital                                                 292,446           292,446
    Accumulated deficit                                                       (283,672)         (163,556)
                                                                      -----------------------------------
        Total Stockholders' Equity                                              21,343           116,151
                                                                      -----------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $583,401          $574,749
                                                                      ===================================









See accompanying notes to interim condensed financial statements             F-1



                               ENDO NETWORKS, INC.


                            STATEMENTS OF OPERATIONS
               Three and Nine Months Ended June 30, 2003 and 2002
                                   (Unaudited)



                                                  Three Months      Three Months     Nine Months       Nine Months
                                                      Ended            Ended            Ended             Ended
                                                  June 30, 2003    June 30, 2002    June 30, 2003     June 30, 2002
                                                --------------------------------------------------------------------

Revenue                                                $202,125         $532,066         $500,814          $644,489
Cost of Goods Sold                                      151,835          306,337          346,305           306,337
                                                --------------------------------------------------------------------
Gross Profit                                             50,290          225,729          154,509           338,152


Operating Expense:
    Depreciation and amortization                         3,816           59,558            9,706           112,995
    General and administrative                          111,254          122,120          264,920           372,396
                                                --------------------------------------------------------------------
        Total Operating Expense                         115,070          181,678          274,626           485,391

                                                --------------------------------------------------------------------

NET LOSS                                               ($64,780)         $44,051        ($120,117)        ($147,239)
                                                ====================================================================



Weighted average shares outstanding                   12,568,866       12,380,923       12,568,866        12,287,761
                                                 ====================================================================

Loss per share - basic and diluted                        ($0.01)           $0.00           ($0.01)           ($0.01)
                                                 ====================================================================






















See accompanying notes to interim condensed financial statements             F-2



                               ENDO NETWORKS, INC.


                            STATEMENTS OF CASH FLOWS
                    Nine Months Ended June 30, 2003 and 2002
                                   (Unaudited)



                                                                                    Nine Months       Nine Months
                                                                                       Ended             Ended
                                                                                   June 30, 2003     June 30, 2002
                                                                                  -----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                             ($120,117)        ($147,239)
    Adjustments to reconcile net loss to net
         cash (used) by operating activities:
           Items not requiring cash - depreciation and amortization                          9,706           112,995
               Common stock issued for services                                                                3,312
           (Increase) decrease in accounts receivable                                      (31,512)          (34,419)
           (Increase) decrease in deposits                                                  (6,277)           40,345
           (Increase) decrease in parts inventory                                          (10,132)           (9,872)
           (Increase) decrease in prepaid expenses                                          (2,417)          (31,093)
           Increase (decrease) in accounts payable & accrued expenses                      189,623           145,066

                                                                                  -----------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES:                                                  28,874            79,095


CASH FLOWS FROM INVESTING ACTIVITIES:
    (Purchase) disposal of assets                                                                           (115,400)
    Proceeds from sale of assets                                                            23,431
                                                                                  -----------------------------------
Cash flows from investing activities                                                        23,431          (115,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                                                      96,644
    Subscriptions receivable                                                                25,308
    Proceeds from (payments on) lease financing                                            (86,163)           30,506

                                                                                  -----------------------------------
Cash flows from financing activities                                                       (60,855)          127,150

                                                                                  -----------------------------------

NET INCREASE (DECREASE) IN CASH                                                             (8,550)           90,845

CASH, BEGINNING OF PERIOD                                                                   18,903               352
                                                                                  -----------------------------------

CASH, END OF PERIOD                                                                        $10,353           $91,197
                                                                                  ===================================












See accompanying notes to interim condensed financial statements             F-3

                               ENDO NETWORKS, INC.

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003

Note A - Presentation

The condensed balance sheet of the Company as of June 30, 2003, the related condensed statements of operations for the three and nine months ended June 30, 2003 and 2002, and the statement of cash flows for the nine months ended June 30, 2003 and 2002 included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended June 30, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's September 30, 2002 Form 10-KSB.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Plan of Operation & Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
The following discussion is the quarterly management's discussion and analysis for the three month period ending June 30, 2003. Endo Networks, Inc., incorporated in Nevada and its wholly owned subsidiary, Endo Networks, Inc., incorporated in Ontario are collectively referred to as "Endo Networks" or the "Corporation". In this discussion, all amounts are expressed in US funds.

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

OVERVIEW
Endo Networks effectively commenced operations as an aggregator of public network applications September 30, 2001, making this the Seventh operating quarter for the Corporation. The company is occupied primarily with a balance between securing revenue-generating business and investing in expanding its software platform and business development capabilities. The revenue-generating business continues to be primarily pilot in nature, as the company operates existing pilots and begins new client pilots. The company offers solutions in the Food Service, Retail, Event and Government markets, primarily in Canada but with limited initiatives into the United States. The positioning statement of the company has evolved into "Enabling Marketing's Last Mile", which refers to Endo's competencies at enabling aggregated marketing, human resources and technology solutions of both hardware and software at the point of interaction between employee and customer, i.e. the retail store or the restaurant.

RECENT EVENT
The overall global political situation has negatively impacted our business development initiatives this quarter, with certain primarily US initiatives delayed pending a reduction in war-related concerns.

DEPLOYMENTS
Generally, the spring season is busy with new deployments for our clients where the summer season is their strong selling period, i.e. brewers and food service. This year showed strong results with our existing clients, as well as expansion to include:

     -   interactive solutions at auto shows across the United States
     - an interactive solution for a mobile movie theater used by a leading US chain of theatres as part of their marketing initiatives
     - a pilot for the largest adult safe hockey league in North America, with potential expansion this fall
     -   our technology was also piloted in
         a marketing program for a leading sports apparel manufacturer

There have been no deployments in the Government category this quarter.

SPONSORSHIPS
The focus for this quarter has been primarily on new deployments, and less on sponsorships. Sponsorship development initiatives will renew in later quarters.


PARTNERSHIPS
No new partnerships in this period.


REVENUES
Revenues are strong for this period, and several of the projects have recurring revenue components which will continue to benefit the company in future quarters. As usual, revenues are a mix of hardware sale, hardware rental and professional services. Professional services include content creation, interactive design (on-premise touchscreens and websites), marketing consulting and hardware support service contracts. Hardware rental includes both hardware rented to clients short-term for use in events and field marketing, and long-term rental equipment permanently deployed in client retail locations.

Revenues for the three months ended June 30, 2003 were $202,125 compared with $532,066 for the same three month period in 2002, with a gross profit of $50,290 compared with $225,729 a year earlier. The decrease in gross profit was due to more service being conducted in the same period last year when there were more hardware deployments in the three months ended June 30, 2003 and there being a greater margin in the services versus the hardware sales. The increase in deployments should increase our revenue stream in future periods. We expect that our fourth quarter will show an increase in service oriented sales and increase our margin percentage in the final fiscal quarter.


OPERATING EXPENSE
An increase in expense resulted from securing a large contract where the expense was incurred up front, but a large component of the revenue is spread over future quarters. Operating expenses exclusive of depreciation and amortization decreased from $122,120 for the three months ended June 30, 2002 to $111,254 for the same three months in 2003. Although our gross margin was smaller, we were spending on salaries and contract work to develop certain products which we should realize the revenue from in the fourth fiscal quarter.

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

Net loss of $64,780 in the three months ended June 30, 2003 compared with a net profit in the same three months in 2002 is again due to the fact that we continue to expend funds for business development and product development, some of which will benefit us in the next quarter and other developments will benefit us in future quarters.


RESEARCH AND DEVELOPMENT
Endo Networks continues to invest heavily in research and development in both our application suite, integration software, operating platform and pilot projects. Actual resources invested in research and development depend on free development capability, accordingly, there is less research and development in busy deployment periods such as this quarter.


LIQUIDITY & CAPITAL RESOURCES
Based on cash on hand, contracts and accounts receivable, Endo Networks expects current capital resources to be sufficient to fund existing operations going forward.


OUTLOOK
Endo Networks expects the next quarter to show results that will offset most if not all of our operating loss from previous quarters. However, there can be no assurance that unforeseen revenue shortfalls or unanticipated expenses will not occur. Profitability will be determined by management's decision on how much revenue to re-invest in growth.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
None.

ITEM 2. CHANGES IN SECURITIES.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                              ENDO NETWORKS, INC.

                                  (Registrant)


                              BY: /s/ Peter B. Day
                                  ----------------
                                  Peter B. Day
                                  Its: President



DATE: August 14, 2003
Mississauga, Ontario, Canada

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

Date: August 14, 2003

By:   /s/ Peter B. Day
    -----------------------------
Name:  Peter B. Day
Title: Chairman, Chief Executive Officer and Chief Financial Officer




CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, Peter B. Day, the Chief Financial Officer of Endo Networks, Inc., a Nevada Corporation, (the "Company), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certifies that:

1. The Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/  Peter B. Day
     ------------
     Peter B. Day
     Chief Financial Officer

Dated: August 14, 2003

This certification accompanies this Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.