Form 10KSB
period 2003-09-30
ENDO NETWORKS INC
filed 2004-02-03
CIK 1120096

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003, OR

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

Registrant's telephone number, including area code: 905 820 8800
                                                    ------------
Securities registered pursuant to Section 12(b) of the Act:   NONE
Securities registered pursuant to Section 12(g) of the Act:   Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirement for the past 90 days.
                               X    YES                        NO
                           ---------                 ---------

Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2003
                                   $ 911,773

Shares of common stock outstanding at September 30, 2003
                                   12,568,866




PART I.

ITEM 1   DESCRIPTION OF BUSINESS

OVERVIEW

Endo Networks Inc. helps businesses acquire qualified new customers and profitably build sales with existing customers.

We use interactive technology like touchscreen kiosks, handheld computers, wireless and websites, digital TVs and background audio, combined with promotional marketing tactics to filter large numbers of consumers, to find highly qualified prospects, and even precondition them for the sales process.

Our services can be deployed within a businesses own retail environment, to increase sales with their own customer base by increasing frequency of visit and/or average spend with individual customers (onsite CRM), or they can be deployed within the community, i.e. within a partner retailer or at a home or trade show, to find and acquire qualified new customers.

Our services can also be deployed against employees or a business's sales channel, to achieve increased sales and improved profitability through better channel performance.

Our solutions are:

     -    Permission based
     -    Easily integrated with legacy systems
     -    Highly-scaleable, easily tested
     -    Focused on immediate results
     -    Very measurable
     -    Real-time or near real time
     -    Conducive to brand partnerships

Our role is not to replace  incumbent  agencies/suppliers,  but to integrate and
unlock  untapped  value  and  potential  from  existing   initiatives,   thereby
delivering substantial incremental value.

Our areas of expertise include: web, CDROM, kiosk, handheld, wireless, CRM, ERM,
loyalty,   promotional  marketing,  direct  marketing,  point  of  sale,  market research, survey, incentive, sampling, and field and event marketing.

Our client base includes specialty retail, general retail, food service, automotive, alcohol, tobacco, financial, energy, consumer packaged goods, entertainment, government, manufacturing, amateur sports, professional sports, and telecommunications in both the United States and Canada.

The corporate head office is located at 2624 Dunwin Drive, Unit 3, Mississauga, Ontario, Canada, 20 minutes from Toronto and 60 minutes from Buffalo.

Endo Networks was incorporated in Ontario, Canada on January 30, 2001. Conceptual and software development was ongoing prior to this date for approximately two years by company founders. Endo Networks Inc. (Canada) was acquired by Discount Mortgage Services Inc. (Texas) in September, 2001. Discount Mortgage Services Inc. (Texas) underwent a name change to Endo Networks, Inc.
(US) in November, 2001. Endo Networks, Inc. (US) was redomiciled to Nevada in December, 2002.

As of December 2003 Endo Networks had 18 total employees, 12 full-time.

PRODUCTS/SERVICES/MARKETS

Deployment Locations

Endo Networks deployments are located online and in high-traffic public areas including:

     -    Events (i.e. consumer and trade shows)
     -    Retail stores
     -    Restaurants
     -    Government community centers
     -    Office towers
     -    Campus
     -    Malls
     -    Movie Theatres

Endo Networks deployments utilize any available form of connectivity for remote management and content delivery.

APPLICATIONS

Endo Networks deployments are used to deliver a combination of third party and proprietary applications in the following categories:

ENDOVIP - Customer database, survey, messaging, rewards tool.

ENDOPRO - Employee/sales channel database, survey, messaging, quiz, rewards tool.

ENDOVIP/PRO PLUG-INS - engaging add-ons to EndoVIP or EndoPRO (can also be standalone) including PlayerPoints, Trivia, Picture Postcard, Video Riff,
Casino, Spin and Win, Enter to Win, Green Screen/Chromakey, Vote, Jukebox, Compare, Survey, Apply, ID Reader, Hotseat, Feature, Recommender, About Town, POS Connector, and Surf.

ENDOREGISTER - Sports or Event registration solution

ENDOPHOTOID - Photo ID generation solution

ENDONOS - Remote network management tool.

ENDOTV - In-house digital signage system using any type of TV or monitor.

ENDORADIO - In-house background audio system.

DEPLOYMENT CATEGORIES

Network deployments fall into one of two additional categories:  Paid or Placed.

Paid Deployments

In a Paid deployment, we receive full payment with margin for every product and service we provide, either on a recurring monthly basis (i.e. lease or rent), or one-time (i.e. purchase). We generally also receive a commission if we bring any cost-recovery to the deployment, i.e. an outside brand that pays to utilize some of the network capacity in synergy with the primary client. Retail, Event and Government deployments are all generally Paid deployments. While Paid deployments offer the stability of one payment partner, they may offer less margin for Endo Networks long term, and may require potentially lengthy approval, pilot and expansion stages.

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

Outside brands may be:

     - Brand advertisers utilizing our deployment to generate sales leads or brand awareness, or actually conduct "e-commerce"style transactions.
     - 3rd party applications which we re-sell into the location to either the location or the guests within the location.

Endo Networks utilizes the deployment to promote our own services, to reach more potential host locations and more outside brands, and to drive use of the deployment for increased revenue.

NETWORK ACCESS

In the short and medium term, network access is accomplished through a network of one or more interactive freestanding kiosks, wireless handheld computers, and PC workstations. The actual configuration of devices varies with the type of deployment.

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

While Endo has not encountered a competitor with our unique approach to aggregation and integration we must assume that there may be direct competitors operating on a regional basis. The enormous market opportunity means there is ample room for direct competition, which can assist in growing the market segment.

It is our strategy to pursue opportunities for non-exclusive partnerships wherever appropriate with initiatives which might currently be categorized as competitors.

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

FINANCING

Operations

Current operations are financed out of cash flow, and are ample to continue operations at the current level of growth. Investment in operations to enable enhanced growth will be commensurate with new revenues, although additional sources of funding to accelerate growth will be explored.

Network Infrastructure

Endo Networks currently has access to all necessary financing for deployment of network infrastructure. As projects move from pilot to roll-out, there will be opportunities for new financing.

CUSTOMERS

Our focus has been primarily on securing business in Retail, Food Service and Event & Field Marketing, and secondarily on bringing additional brands into these projects as sponsors. Projects are selected based on their ability to expand post-pilot - therefore, focus has been on large chains and franchises, or on particular categories where all the locations are similar (i.e. Pubs). Often, a customer will participate with us at several different levels, i.e. as a host location and as an outside brand partner on a deployment into another host location with an attractive customer demographic or other synergies. The status of each of these categories is discussed below:

Retail & Food Service

This year, our primary focus was on refining the functionality and consumer-resonance of our offering in the retail channel. Of particular note is the excellent performance of our new EndoVIP application, and the Casino plug-in. Next year we expect to see expansion in this category based on these results.

Event and Field Marketing

We have an increasing number of active projects in this category. Also, this year we greatly expanded our software and hardware toolset to meet client needs in this category. Further, we demonstrated the ROI of adding technology to an event or field marketing execution to increase efficiency and deliver greatly enhanced results.

Other Deployments

This year also saw Endo deployments on University campuses, in Malls and in hockey arenas.

Sponsors

Strong sponsorship development in the key categories of Automotive, Financial, Energy, Alcohol and Tobacco should drive results in 2004.

RESEARCH AND DEVELOPMENT

We continue to invest substantially in research and development, a portion of which we are able to invoice through to clients on various projects. We are generally following an annual cycle of increased R&D investment in the first quarter of the year, with more focus on client development the other three quarters.
This year, we both developed a substantial amount of new applications to meet demonstrable client requirements, and further refined existing applications, as described above.

ACQUISITION STRATEGY

Not applicable.


ITEM 2  DESCRIPTION OF PROPERTY

HARDWARE RELATED TO DEPLOYMENTS

Endo Networks currently leases infrastructure equipment (including servers, monitors, TVs, touchscreens, Internet appliances, sound systems, switches, etc.).

SOURCE CODE

Endo Networks currently owns source code as follows:

Proprietary applications including interactive in-field, interactive online, audio, video, wireless, content management, network management, sports registration and various eCommerce applications, as well as software related to integrating third party applications such as POS.

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

                                    PART II.

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a.  Market Information.

The Company's common stock is currently traded on the NASDAQ bulletin board. The following were the high and low sales prices for each quarter for which the Company's stock traded:

Period                                                   High              Low
Calendar Year 2001            4th Quarter               $1.25             $0.30
Calendar Year 2002            1st Quarter               $1.01             $0.60
                              2nd Quarter               $1.00             $0.30
                              3rd Quarter               $0.75             $0.30
                              4th Quarter               $0.51             $0.20
Calendar Year 2003            1st Quarter               $0.51             $0.20
                              2nd Quarter               $0.51             $0.20
                              3rd Quarter               $0.51             $0.20

There are approximately one hundred (100) shareholders.

c.  Dividends

Registrant has not paid a dividend to the holders of its common stock and does not anticipate paying dividends in the near future.

e.  Warrants/Options  At
September 30, 2003, the Registrant had 220,000 options outstanding exercisable at $0.50, expiring on September 30, 2004.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2003

Revenues for the year ended September 30, 2003 were $909,518 compared with $792,482 for the previous year and cost of sales for the same periods were $463,718 and $379,328 respectively. Sales increased by 15% because we are continuing to develop contacts and generate business. In the year ended September 30, 2003, our revenues consisted of service and of product deployments which caused us to have cost of sales of $463,718 or 51% compared with $379,328 or 48% of sales the prior year. Although our sales increased our expenses decreased to $466,820 from $572,941 the prior year giving us a small loss of $(20,905) for the current fiscal year compared with a loss of $(159,787) the prior fiscal year.

DEPLOYMENTS

Continued to prove the attractiveness of an aggregated model to host locations Expanded our application suite
Generated substantial revenue from Paid deployments in Retail & Food Service, Event & Field Marketing. Developed strong Sponsor relationships.

APPLICATIONS

Expanded our expert understanding of how to customize applications for touch and public use. Developed a suite of online applications integrated with in-field applications. Expanded our expert understanding of how to aggregate applications for maximum effectiveness. Integrated PocketPC operating system and devices. Expanded TabletPC operating system integration.

RESEARCH AND DEVELOPMENT

Developed and field-tested several different versions of in-field and online applications, successfully determining the correct configuration for various different retail & food service and event and field marketing deployments.

ACQUISITION

Not applicable

OPERATIONS

Funded operations out of revenue.  Streamlined operations to reduce costs.

DISCUSSION OF 2004

FIRST CALENDAR QUARTER 2004

Our primary focus for the first calendar quarter of 2004 will be on new business. New business with existing customers including Energy, Alcohol, Duty Free, Mall, Food Service and Automotive. New business with new customers including Telecom, Financial, Tobacco, Office Towers, Media and Casino.

A secondary focus will be on the further integration of the various software applications developed throughout 2003 into an rapid deployment toolkit, even more easily customized to meet common client requirements. This will increase speed and margin on deployments.

SECOND CALENDAR QUARTER 2004

The second calendar quarter of 2004 will see an emphasis on execution, as we expect to have a number of new projects active during this time period. We will also begin an marketing campaign to increase general awareness of who we are, and what we do. Some of this campaign will be targeted towards US opportunities.

THIRD QUARTER 2004

The third quarter of 2004 will see a balance between execution, business development and application development.

FOURTH QUARTER 2004

We expect the last quarter of 2004 to see an increased emphasis on execution, as winter programs move to execution. Marketing activities will continue apace.

Anticipated number of employees by year end 2004 is approximately 25.

Endo Networks Inc. will provide an annual report including audited statements on request. Endo Networks Inc. files quarterly reports with the SEC.

Public may read and copy any materials filed by Endo Networks with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Public may abtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

                                    PART III.

ITEM 9  DIRECTORS AND  EXECUTIVE  OFFICERS OF  REGISTRANT

The following  persons serve as directors and officers of Registrant:

Peter B. Day               President, Secretary and Director
                           Served since November 2001 and
                           expires at the next annual meeting

Christopher R. Skillen     Director
                           Served since December 2003 and
                           expires at the next annual meeting

CHRISTOPHER R. SKILLEN, DIRECTOR

Mr. Skillen received a BSc.major Computer Science from Sir George Williams University. Mr. Skillen held an number of executive positions with Crowntek and founded The Crowntek Business centers. Chris was the CEO at Telepanel Systems Inc. ,a public company, from 1988 until 2000. NASDAQ and TSE listed company. He is currently President of Skillen & Skillen a consultancy to technology startups.

Mr. Skillen serves as a director on 4 Canadian companies.

PETER B. DAY - PRESIDENT, SECRETARY AND DIRECTOR Mr. Day attended the University of Toronto from 1989 to 1992 studying English, History and Psychology and attended Humber College in 2000 studying Telecommunications. Mr. Day's relevant work experience follows: General Manager and Partner in Down Home Satellite Programming, Inc. from 1996 to 1998. Marketing Director and General Manager for Galaxy Satellite Programming, Inc. from 1998 to 2000. Vice President Streamline Media, Inc., a computer software and web design company from 2000 to 2002. Vice President and General Manager for Endo Networks, Inc. from 2000 to 2002, President for Endo Networks, Inc. 2002 to present.

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

ITEM 10  EXECUTIVE COMPENSATION

The Company paid no compensation to its officers and directors in the fiscal year ended September 30, 2003. The Company has no retirement or stock option or bonus plan.

ITEM 11  SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS

Set forth below is the direct ownership of Registrant's common Stock by management and any owner of 5% or more of Stock of Registrant.


Title of         Name and address                 Amount of shares    % of class
Securities       of owner                                              owned
--------------------------------------------------------------------------------
Common          Peter B. Day                         4,577,500          36.4%
                2624 Dunwin Drive, Unit #3
                Mississuaga, Ontario L5L 3T5

Common          Dean T. Hiebert                      2,432,500          19.3%
                2624 Dunwin Drive, Unit #3
                Mississuaga, Ontario L5L 3T5

Common          Lynn Management, LLC                 1,000,000 *         8.0%
                709-B West Rusk #580
                Rockwall, Texas 75087

Common          All Officers, Directors &            8,010,000          63.7%
                Beneficial Holders as a Group


ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.


                                    PART IV.

ITEM 13 EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

Included in Part II, Item 8 of this report:

Report of Independent Public Accountant
Balance Sheet as of September 30, 2003
Statement of Operations - Years Ended September 30, 2003 and 2002 Statement of Owners' Equity - Years Ended September 30, 2003 and 2002 Statement of Cash Flows - Years Ended September 30, 2003 and 2002
Notes to the Financial Statements

(b) The following reports on Form 8-K were filed for the Company during the year:

On an 8-K dated April 28, 2003 the resignation of William S. Best as a Director of the Company. As reflected in the body of the 8-K filed for his resignation, there were no disagreements with him on any matter relating to the Registrant's operations, policies or practices.

(c) The Company is not filing any exhibits.

SIGNATURES.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Endo Networks, Inc.
                                      Registrant


                               By:  /s/ Peter B. Day
                                    -------------------
                                        Peter B. Day
                                        Its: President

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
  ENDO Networks, Inc.
  Mississauga, Ontario, Canada

We have audited the accompanying balance sheet of ENDO Networks, Inc. as of September 30, 2003 and the related statements of operations, stockholders' equity, and cash flows and for each the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ENDO Networks, Inc. as of September 30, 2003 and the results of its operations and its cash flows for the year then ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

January 7, 2004



                               ENDO NETWORKS, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2003

                                     ASSETS

Current assets
  Cash                                                                           $           15,650
  Accounts receivable, net of allowance of $26,684                                          158,224
  Prepaid expenses                                                                           59,142
                                                                                 ------------------
    Total current assets                                                                    233,016

Property and equipment, net of accumulated depreciation of $217,744                         526,237
                                                                                 ------------------

    TOTAL ASSETS                                                                 $          759,253
                                                                                 ==================

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                               $          155,676
  Accrued expenses                                                                          134,110
  Capitalized leases - current                                                              156,033
                                                                                 ------------------
    Total current liabilities                                                               445,819

  Capitalized leases - long term                                                            192,880
                                                                                 ------------------

  Total liabilities                                                                         638,699
                                                                                 ------------------

Commitments

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 50,000,000 shares authorized,
    12,568,866 shares issued and outstanding                                                 12,569
  Additional paid-in capital                                                                292,446
  Accumulated deficit                                                                      (184,461)
                                                                                 ------------------
    Total Stockholders' Equity                                                              120,554
                                                                                 ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $          759,253
                                                                                 ==================


            See accompanying summary of accounting policies
                       and notes to financial statements.




                               ENDO NETWORKS, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                2003                  2002
                                                        -------------------    ------------------

          Revenues                                      $           909,518    $          792,482

  Cost of revenues                                                  463,718               379,328
                                                        -------------------    ------------------

      Gross profit                                                  445,800               413,154
                                                        -------------------    ------------------

Operating expense:
  Depreciation and amortization                                      65,885               135,042
  General, administrative and selling                               400,820               437,899
                                                        -------------------    ------------------
    Total operating expenses                                        466,705               572,941
                                                        ===================    ==================


          Net loss                                      $           (20,905)   $         (159,787)
                                                        ===================    ==================

Net loss per share:
                                                        $             (0.00)   $           (0.01)
  Basic and diluted                                                   =====                ======


Weighted average shares outstanding:
  Basic and diluted                                              12,568,866            12,404,352
                                                        ===================    ==================



                 See accompanying summary of accounting policies
                       and notes to financial statements.



                               ENDO NETWORKS, INC.
                          STATEMENTS OF OWNERS' EQUITY
                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002



                                                                                                   Accumulated
                                           Common stock                           Additional          Other
                                -------------------------------    Paid-in        Accumulated      Comprehensive       Total
                                    Shares           Amount        Capital          Deficit             Loss
                                ----------------  -------------  -------------   ---------------  ---------------   -------------

Balance,
  September 30, 2001                12,070,966    $     12,071    $     94,222   $      (3,769)   $           -     $     102,524

    Comprehensive income:
      Net loss                               -               -               -        (159,787)               -          (159,787)
      Foreign currency
        translation                          -               -               -               -                -                 -
                                                                                                                                -
      Comprehensive income:                                                                                              (159,787)
                                                                                                                    -------------

Common shares issued for
  cash                                 497,900             498         172,916               -                -           173,414
                                --------------    ------------   -------------   -------------    -------------           -------

Balance,
  September 30, 2002                12,568,866          12,569         267,138        (163,556)               -           116,151

    Comprehensive income:
      Net loss                               -               -               -         (20,905)               -           (20,905)
      Foreign currency
        translation                          -               -               -               -                -                 -
                                                                                                                    -------------
      Comprehensive income:                                                                                               (20,905)
                                                                                                                    -------------

Collection of subscription
  receivables                                -               -          25,308               -                -            25,308
                                --------------    ------------   -------------   -------------    -------------     -------------
Balance,
  September 30, 2003                12,568,866    $     12,569    $    292,446   $    (184,461)   $           -     $     120,554
                                ==============    ============   =============   ==============   =============     =============





                See accompanying summary of accounting policies
                       and notes to financial statements.



                               ENDO NETWORKS, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                               2003                  2002
                                                                         ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                               $         (20,905)    $        (159,787)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                                                 65,882               135,042
        Changes in assets and liabilities:
          Accounts receivable                                                      (88,453)              (58,335)
          Prepaid expenses                                                          (8,437)              (10,218)
          Parts inventory                                                           12,700               (12,700)
          Accounts payable                                                         110,237                20,241
          Accrued expenses                                                          48,775                69,084
                                                                         -----------------     -----------------

CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                                             119,799               (16,673)
                                                                         -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of assets                                                              (169,449)             (282,815)
                                                                         -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                              25,308               173,414
  Proceeds from lease financing                                                     82,367               262,962
  Payments on lease financing                                                      (61,278)             (118,337)
                                                                         -----------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES                                                46,397               318,039
                                                                         -----------------     -----------------

NET CHANGE IN CASH                                                                  (3,253)               18,551

Cash, beginning of period                                                           18,903                   352
                                                                         -----------------     -----------------

Cash, end of period                                                      $          15,650     $          18,903
                                                                         =================     =================



                See accompanying summary of accounting policies
                       and notes to financial statements.

                               ENDO NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation of furniture and equipment is calculated on straight-line method over the estimated useful lives of the assets.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No impairment losses have been recorded since inception.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Loss per Share

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended September 30, 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities consisted of 220,000 options at September 30, 2003.

Recently Issued Accounting Pronouncements

ENDO does not expect the adoption of recently issued accounting pronouncements to have a significant impact on ENDO's results of operations, financial position or cash flow.

Stock-Based Compensation

ENDO accounts for stock-based compensation under the intrinsic value method. Under this method, ENDO recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.

Foreign Currency

ENDO has the U.S. dollar designated as its functional currency. Financial statements are remeasured to U.S. dollars for reporting purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and other expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. Remeasured gains and losses are included in general and administrative expense.

Software Capitalization

ENDO adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In accordance with this standard, certain direct development costs associated with internal-use software are capitalized, including external direct costs of material and services, and payroll costs for employees devoting time to the software projects. These costs are amortized over a period not to exceed five years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training, are expensed as incurred.


NOTE 2 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following as of September 30, 2003:

                                          Estimated
                                            Useful
                                            Lives
Automobiles                                    3         $          2,452
Kiosk equipment                                3                   45,850
Furniture and equipment                       5-7                 456,998
Computer equipment and software               3-5                  23,841
Intellectual property                          2                   26,523
Application development (software)             3                  188,317
                                                         ----------------
                                                                  743,981
Less: accumulated depreciation and
  Amortization                                                   (217,744)
                                                         ----------------
                                                         $        526,237

Depreciation and amortization expense was $65,885 and $135,042 for the periods ending September 30, 2003 and 2002, respectively.


NOTE 3 - LEASES

Capital Leases

ENDO leases equipment under long-term lease agreements. The leases covering certain equipment, which expire over the next three years, are classified as capital leases. Property and equipment includes equipment under capital leases of $438,821.

The future minimum lease payments for capital leases and for operating leases (with initial or remaining noncancellable terms in excess of one year) as of September 30, 2003 follow:


Years ending                                        Amount
--------------------------------------------    ----------------
2004                                            $       156,033
2005                                                     89,839
2006                                                    103,041
                                                ---------------
                                                        348,913
Less: current maturities                                156,033
                                                ---------------
Capitalized leases - long-term                  $       192,880
                                                ===============

Operating Lease

ENDO leases its office space for $2,000 per month on a month to month basis. ENDO had no other operating leases for the years ended September 30, 2003 and 2002.


NOTE 4 - INCOME TAXES

For the years ended September 30, 2003 and 2002, ENDO has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $18,000 at September 30, 2003, and will expire in the years 2021 through 2023.

Deferred income taxes consist of the following at September 30, 2003:

    Long-term:
      Deferred tax assets                          $       61,000
      Valuation allowance                                 (61,000)
                                                   --------------
                                                   $            -
                                                   ==============


NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock:

ENDO is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At September 30, 2003, there were 12,568,866 shares outstanding. ENDO has not paid a dividend to its shareholders.

Stock Options:

No compensation cost has been recognized for grants under the stock option plans since all grants pursuant to these plans have been made at the current estimated fair values of ENDO's common stock at the grant date. There were no options issued for the year ended September 30, 2003.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2002: zero dividend yield, expected volatility of 100%, risk-free interest rate of 4.0% and expected lives of 2 years.

The options granted have an exercise price of $.50 per share and vest at the date of issuance. The maximum term of the options is two years.

The following table summarizes stock option activity:

Outstanding, October 1, 2002                                220,000
Granted                                                           -
Canceled                                                          -
Exercised                                                         -
                                                  -----------------
Outstanding, September 30, 2003                             220,000
                                                  =================

Exercisable at September 30, 2002                           220,000
                                                  =================

Weighted-average grant-date fair
  value of options, granted during
  the year                                        $               -
                                                  =================

Weighted-average remaining, years
  of contractual life                                             -
                                                  =================


NOTE 6 - CONCENTRATIONS OF CREDIT RISK

As of September 30, 2003, amounts due from four customers amounted to 88% of total trade accounts receivable.

Three customers accounted for 20%, 13%, and 12% and one customer accounted for 29% of total revenues for the year ended September 30, 2003 and 2002, respectively.