Form 10QSB
period 2003-12-31
ENDO NETWORKS INC
filed 2004-03-15
CIK 1120096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

                                       OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-29935

                              ENDO NETWORKS, INC.
        (Exact name of small business issuer as specified in its charter)

              Nevada                                      75-2882833
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
 ororganization)

        2425 Dunwin Drive, Unit #3, Mississauga, Ontario, Canada L5L 3T5
                    (Address of principal executive offices)

                                 (905) 820-8800
                           (Issuer's telephone number)

                                       N/A
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                                   Yes : X   No:

As of March 9, 2004, there were 12,568,866 shares of Common Stock of the issuer outstanding.

                 TABLE OF CONTENTS

                 PART I FINANCIAL STATEMENTS


Item 1           Financial Statements                                          3
Item 2           Management's Discussion and Analysis or Plan of Operation     9
Item 3           Controls and Procedures                                      13

                 PART II OTHER INFORMATION

Item 1           Legal Proceedings                                            13
Item 2           Changes in Securities                                        14
Item 3           Default upon Senior Securities                               14
Item 4           Submission of Matters to a Vote of Security Holders          14
Item 5           Other Information                                            14
Item 6           Exhibits and Reports on Form 8-K                             14




                               ENDO NETWORKS, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS

Current assets
  Cash                                                                       $            7,100
  Accounts receivable, net                                                               57,042
  Prepaid expenses                                                                       61,699
                                                                             ------------------
    Total current assets                                                                125,841

Property and equipment, net                                                             490,239
                                                                             ------------------

    TOTAL ASSETS                                                             $          616,080
                                                                             ==================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                           $          174,652
  Accrued expenses                                                                      132,411
  Capitalized leases - current                                                          135,395
                                                                             ------------------
    Total current liabilities                                                           442,458

  Capitalized leases - long term                                                        190,745
                                                                             ------------------

  Total liabilities                                                                     633,203
                                                                             ------------------

Commitments

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 50,000,000 shares authorized,
    12,568,866 shares issued and outstanding                                             12,569
  Additional paid-in capital                                                            292,446
  Accumulated deficit                                                                  (320,308)
  Other comprehensive income                                                             (1,830)
                                                                             ------------------
    Total Stockholders' Deficit                                                         (17,123)
                                                                             ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $          616,080
                                                                             ==================




                               ENDO NETWORKS, INC.
                            STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002



                                                                                 2003                  2002
                                                                         ---------------------  ------------------

Revenues                                                                 $            56,744    $          111,671

Cost of revenues                                                                      95,737                80,605
                                                                         -------------------    ------------------

Gross profit                                                                         (38,993)               31,066
                                                                         -------------------    ------------------

Operating expense:
  Depreciation and amortization                                                       11,824                 2,729
  General, administrative and selling                                                 85,030                80,304
                                                                         -------------------    ------------------
    Total operating expenses                                                          96,854                83,033
                                                                         -------------------    ------------------


Net loss                                                                 $          (135,847)   $          (51,967)
                                                                         ===================    ==================

Net loss per share:
  Basic abd diluted                                                      $             (0.01)   $            (0.00)
                                                                         ===================    ==================
Weighted average shares outstanding:
  Basic and diluted                                                               12,568,866            12,565,866
                                                                         ===================    ==================





                               ENDO NETWORKS, INC.
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                                                               2003                  2002
                                                                         ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                               $        (135,847)    $         (51,967)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                                                 52,535                36,896
        Changes in assets and liabilities:
          Accounts receivable                                                      101,182                (7,257)
          Prepaid expenses                                                          (2,557)               (2,264)
          Parts inventory                                                                -                  (391)
          Accounts payable                                                          18,976                39,624
          Accrued expenses                                                          (1,699)                    -
                                                                         -----------------     -----------------

CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                                              32,590                14,641
                                                                         -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of assets                                                               (16,537)                    -
                                                                         -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on lease financing                                                      (22,773)              (31,685)
                                                                         -----------------     -----------------

Effect of exchange rate changes on cash                                             (1,830)                    -
                                                                         -----------------     -----------------

NET CHANGE IN CASH                                                                  (8,550)              (17,044)

Cash, beginning of period                                                           15,650                18,903

Cash, end of period                                                      $           7,100     $           1,859

                               ENDO Networks, Inc.
                          Notes to Financial Statements
                                December 31, 2003


NOTE 1:  MANAGEMENT REPRESENTATION AND PRESENTATION

Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended September 30, 2003 included in the Endo Network's Current Report on Form 10-KSB filed on February 6, 2004.

The balance sheet of ENDO Networks as of December 31, 2003, the related statements of operations for the three months ended December 31, 2003 and 2002 and the statements of cash flows for the three months ended December 31, 2003 and 2002 included in the financial statements have been prepared by Endo Networks without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Endo Network's financial position and results of operations. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended September 30, 2003 to be reported in Form 10-KSB, have been omitted.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OUR BUSINESS

ENDO Networks, Inc. (ENDO) is an interactive media, promotion, application, and advertising aggregator deploying through wireless capable public access portals to event, retail and restaurant locations across North America. ENDO also develops application software and client controlled media including television and radio.

RISKS AND UNCERTAINTIES

All of the following risks may impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. Additional risks include: We may not be able to adequately protect and maintain our intellectual property. Our dependence on certain local third parties may impact our ability to control certain aspects of our operations. We may have difficulty competing with larger and better financed companies in our sector. New legislative or regulatory requirements may adversely affect our business and operations. We are dependant on certain key existing and future personnel. We may be subject to product liability claims in the future. There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

                               ENDO Networks, Inc.
                          Notes to Financial Statements
                                December 31, 2003



ACCOUNTING FOR STOCK-BASED COMPENSATION

Endo Networks accounts for stock-based compensation issued to employees and advisors of Endo Networks using the intrinsic value based method as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value based method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period.

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This standard, if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ENDO Networks does not expect the adoption of recently issued accounting pronouncements to have a significant impact on ENDO's results of operations, financial position or cash flow.

STOCK OPTION PLANS

There were no stock option issued during the three months ended December 31, 2003 and 2002. Thus, there are no adjustments to the net loss figures.

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

                               ENDO Networks, Inc.
                          Notes to Financial Statements
                                December 31, 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB and in our Form 10-KSB. This report contains forward-looking statements including, without limitation, statements regarding trends, cyclicality, seasonality, volatility and growth in the markets we sell into, our strategic direction, our future effective tax rate and use of tax income from withholding, new product introductions, our liquidity position, our ability to generate cash from continuing operations, our expected order and revenue growth, the potential impact of our adopting new accounting pronouncements, our financial results, the impact and timing of our enterprise resource planning and customer relationship management systems implementation, our obligations under our retirement and post-retirement benefit plans, timing of, costs related to, and savings from our restructuring programs, the existence or length of an economic recovery and our ability to take advantage of a recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in "Factors That May Affect Future Results" and elsewhere in this Form 10-QSB.

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

Our solutions are:

     - Permission based
     - Easily integrated with legacy systems
     - Highly-scaleable, easily tested
     - Focused on  immediate  results

                               ENDO Networks, Inc.
                          Notes to Financial Statements
                                December 31, 2003


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

Our client base includes specialty retail, general retail, food service, automotive, alcohol, tobacco, financial, energy, consumer packaged goods entertainment, government, manufacturing, amateur sports, professional sports, and telecommunications in both the United States and Canada.

LIQUIDITY AND CAPITAL RESOURCES

Total assets decreased from $759,253 at September 30, 2003 to $616,080 at December 31, 2003. The decrease is primarily attributable to the negative gross margin in the first quarter 2003 of 38,993.

From September 30, 2003 to December 31, 2003, our cash and cash equivalents decreased by $8,550 as a result of an operating loss of $(135,847). The operating loss was a result of negative gross margin of $38,993.

The general, administrative and selling expenditures were incurred primarily for salaries and consulting fees.

We do expect to incur material capital expenditures for the next 12 months. There is no assurance we will be able to generate sufficient revenues or obtain sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to us. We do not have any long term or contingent obligations that must be satisfied.

CRITICAL ACCOUNTING POLICIES

Our Unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are

                               ENDO Networks, Inc.
                          Notes to Financial Statements
                                December 31, 2003


believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectibility of our receivables at least quarterly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact cash flows from operating activities.

VALUATION OF INTANGIBLES

From time to time, we acquire intangible assets that are beneficial to our product development processes. We periodically evaluate the carrying value of intangibles, including the related amortization periods. In evaluating acquired intangible assets, we determine whether there has been impairment by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the product line with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on either a discounted cash flows analysis or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products. If regulatory approvals or patents are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance, or market conditions otherwise change, our intangibles may have a substantially reduced value, which could be material.

DEFERRED TAXES

We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount

                               ENDO Networks, Inc.
                          Notes to Financial Statements
                                December 31, 2003


needed for the valuation allowance. Based on these estimates, all of our deferred tax assets have been reserved. If actual results differ favorably from those estimates used, we may be able to realize all or part of our net deferred tax assets. Such realization could positively impact our operating results and cash flows from operating activities.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 TO THREE MONTHS ENDED DECEMBER 31, 2002

REVENUE. During the three months ended December 31, 2003, we generated $56,744 from sales compared to revenues from sales for the three months ended December 31, 2002 of $111,671. This is decrease of $54,927 or 49% is primarily due to costs leading up to a number of key projects which have required substantial Endo resources, but whose costs will be recovered through invoicing in sections over the remaining 9 months of the fiscal year.

GROSS PROFIT. Gross profit on sales for the three month ended December 31, 2003, was $(38,993) compared to $31,066 for the three months ended December 31, 2002, a decrease of $70,059. The decrease in gross profits during the three months ended December 31, 2003, was due primarily due to costs leading up to a number of key projects which have required substantial Endo resources, but whose costs will be recovered through invoicing in sections over the remaining 9 months of the fiscal year.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES. We incurred General, Administrative and Selling expenses of $96,854 for the three months ended December 31, 2003, compared to $83,033 for the three months ended December 31, 2002, an increase of $13,821 or 17%. This increase in General, Administrative and Selling expenses was primarily the result of increased expenses related to costs leading up to a number of key projects which have required substantial Endo resources, but whose costs will be recovered through invoicing in sections over the remaining 9 months of the fiscal year.

NET LOSS AND LOSS PER SHARE.

As a result of the above, in the three months ended December 31, 2003, our net loss was $(135,847). The net loss per share was $(0.1) compared to $(0.00) per share in the same period during 2002. The Net Loss for the three months ended December 31, 2003 was a result of the negative gross margin and increased

                               ENDO Networks, Inc.
                          Notes to Financial Statements
                                December 31, 2003



expenses related to selling and marketing of our products; expenses associated with our public reporting status.

ASSETS AND LIABILITIES. At December 31, 2003, we had total assets of $616,080 compared to total assets of $759,253 at September 30, 2003. Cash was $7,100 as of December 31, 2003, a decrease of $8,550 from $15,650 cash on hand as of September 30, 2003. Cash generated from operations was a positive $32,590 due to the collection of $101,182 of accounts receivable; cash used by financing activities from the repayment of loans was $(22,773); and we used $16,537 to purchase equipment during the quarter ended December 31, 2003.

Accounts receivable was $57,042 at December 31, 2003, a decrease of $101,182 from the $158,224 at September 30, 2003 due a decrease in sales. Total liabilities at December 31, 2003 were $666,783, an increase of $28,084 from $638,699 at September 30, 2003. Accounts payable and accrued liabilities were $307,063 at December 31, 2003, an increase of $17,277 from the $289,786 at September 30, 2003.

FORWARD LOOKING STATEMENTS. This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements made by Endo Networks involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, risks associated with lack of significant operating history, demand for the Endo Network's products, international business operations, dependence on licensees, governmental regulations, technological changes, intense competition and dependence on management. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company's management disclaims any obligation to forward-looking statements contained herein to reflect any change in the Endo Network's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.


ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Endo Network's management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of December 31, 2003. As a result of their evaluation, our Chief

                               ENDO Networks, Inc.
                          Notes to Financial Statements
                                December 31, 2003

Executive  Officer and Chief  Financial  Officer  have  concluded  that the Endo
Network's disclosure controls and procedures are effective to ensure that information required to be disclosed by Endo Networks in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes in the Endo Network's internal control over financial reporting that occurred during the quarter ended December 31, 2003, that has materially affected and is reasonably likely to materially affect, the Endo Network's internal control over financial reporting.


ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  EMPLOYMENT AGREEMENTS

None


ITEM 3.  RECENT SALES OF UNREGISTED SECURITIES

None

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K (a) The following exhibits are filed as part of this report.

           Exhibit No.                     Document

           31.1 Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act.

           31.2 Certification of Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act.

           32.1  Certification of Chief Executive  Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2  Certification of Chief Financial  Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(b) Reports of Form 8-K

None


                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 1, 2003                      ENDO NETWORKS, INC.

                                                  By: /s/ Peter Day
                                                      ------------------------
                                                      Peter Day
                                                      President and CEO

                                                      /s/ Peter Day
                                                      ------------------------
                                                      Peter Day,
                                                      Chief Financial Officer