Form 10QSB
period 2004-03-31
ENDO NETWORKS INC
filed 2004-06-07
CIK 1120096

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                               OR

  [ ]   TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 333-42640

                               ENDO NETWORKS, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                             75-2882833
             ------                                             ----------
 (State or other jurisdiction of                            (IRS  Employer
  incorporation or organization)                             Identification No.)


        2425 Dunwin Drive, Unit #3, Mississauga, Ontario, Canada L5L 3T5
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (905) 820-8800
                                 --------------
                          (Issuer's telephone number)

                                       N/A
                                       ---
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                                   Yes : X   No:

As of March 9, 2004, there were 12,568,866 shares of Common Stock of the issuer outstanding.

            TABLE OF CONTENTS

            PART I FINANCIAL STATEMENTS

Item 1      Financial Statements                                              3
Item 2      Management's Discussion and Analysis or Plan of Operation         9
Item 3      Controls and Procedures                                          13


            PART II OTHER INFORMATION

Item 1      Legal Proceedings                                                14
Item 2      Changes in Securities                                            14
Item 3      Default upon Senior Securities                                   14
Item 4      Submission of Matters to a Vote of Security Holders              14
Item 5      Other Information                                                14
Item 6      Exhibits and Reports on Form 8-K                                 14




                               ENDO NETWORKS, INC.


                                 BALANCE SHEETS
                                 March 31, 2004

                             ASSETS

                                                                          March 31, 2004
                                                                         ----------------

 CURRENT ASSETS:
     Accounts receivable                                                         $98,152
     Prepaid expenses                                                             60,222
                                                                         ----------------
     Total current assets                                                        158,374

 PROPERTY AND EQUIPMENT, net of accumulated deprecaition                         522,022

                                                                         ----------------

 TOTAL ASSETS                                                                   $680,396
                                                                         ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES
     Accounts payable                                                           $226,517
     Accrued expenses                                                            152,200
     Capitalized leases - current                                                132,643
                                                                         ----------------
     Total current liabilities                                                   511,360

     Capitalized leases - non current                                            181,321
                                                                         ----------------

 TOTAL LIABILITIES                                                               692,681

 STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value, 50,000,000 authorized,
          12,568,866 shares issued and outstanding                                12,569
     Additional paid-in-capital                                                  340,134
     Accumulated deficit                                                        (364,988)
                                                                         ----------------
         Total Stockholders' Equity                                              (12,285)
                                                                         ----------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $680,396
                                                                         ================

















 See accompanying notes to interim condensed financial statements              3



                               ENDO NETWORKS, INC.


                             STATEMENT OF OPERATIONS
               Three and Six Months Ended March 31, 2004 and 2003




                                                   Three Months     Three Months      Six Months       Six Months
                                                       Ended           Ended            Ended             Ended
                                                   Mar 31, 2004     Mar 31, 2003     Mar 31, 2004     Mar 31, 2003
                                                  --------------------------------------------------------------------

 Revenue                                                 $145,311         $187,019         $202,055          $298,690
 Cost of Goods Sold                                        77,215          113,866          172,952           194,471
                                                  --------------------------------------------------------------------
 Gross Profit                                              68,096           73,153           29,103           104,219


 Operating Expense:
     Depreciation and amortization                          4,912            9,735           16,736            17,083
     General and administrative                           107,864           66,785          192,894           142,473
                                                  --------------------------------------------------------------------
         Total Operating Expense                          112,776           76,520          209,630           159,556

                                                  --------------------------------------------------------------------

 NET LOSS                                                ($44,680)         ($3,367)       ($180,527)         ($55,337)
                                                  ====================================================================



 Weighted average shares outstanding                   12,565,866       12,565,866       12,565,866        12,565,866
                                                  ====================================================================

 Loss per share - basic and diluted                        ($0.00)          ($0.00)          ($0.01)           ($0.00)
                                                  ====================================================================
























 See accompanying notes to interim condensed financial statements              4



                               ENDO NETWORKS, INC.


                             STATEMENT OF CASH FLOWS
                    Six Months Ended March 31, 2004 and 2003




                                                                                      Six Months        Six Months
                                                                                        Ended              Ended
                                                                                     Mar 31, 2004      Mar 31, 2003
                                                                                   -----------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                             ($180,527)         ($55,337)
     Adjustments to reconcile net loss to net
             cash (used) by operating activities:
                 Items not requiring cash - depreciation and amortization                    16,736            17,083
                 Items not requiring cash - stock options issued                             47,688
                 (Increase) decrease in accounts receivable                                  60,072           (76,131)
                 (Increase) decrease in deposits                                                               (3,208)
                 (Increase) decrease in parts inventory                                                        (2,683)
                 (Increase) decrease in prepaid expenses                                     (1,080)             (826)
                 Increase (decrease) in accounts payable & accrued expenses                  88,931           113,632

                                                                                   -----------------------------------
 NET CASH (USED) IN OPERATING ACTIVITIES:                                                    31,820            (7,470)

 CASH FLOWS FROM INVESTING ACTIVITIES:
     (Purchase) disposal of assets                                                          (12,521)           19,582

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Subscriptions receivable                                                                     0            25,308
     Proceeds from (payments on) lease financing                                            (34,949)          (47,625)

                                                                                   -----------------------------------
     Total cash flows from financing activities                                             (34,949)          (22,317)

                                                                                   -----------------------------------

 NET INCREASE IN CASH                                                                      ($15,650)         ($10,205)

 CASH, BEGINNING OF PERIOD                                                                   15,650            18,903
                                                                                   -----------------------------------

 CASH, END OF PERIOD                                                                             $0            $8,698
                                                                                   ===================================

















 See accompanying notes to interim condensed financial statements              5

                               ENDO NETWORKS, INC.
                        Notes to the Financial Statements
                                 March 31, 2004

NOTE 1: MANAGEMENT REPRESENTATION AND PRESENTATION

Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended September 30, 2003 included in the Endo Network's Current Report on Form 10-KSB filed on February 6, 2004.

The balance sheet of ENDO Networks as of March 31, 2004, the related statements of operations for the three months ended March 31, 2004 and 2003 and the statements of cash flows for the three months ended March 31, 2004 and 2003 included in the financial statements have been prepared by Endo Networks without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Endo Network's financial position and results of operations. The results of operations for the three and six months ended March 31, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended September 30, 2003 to be reported in Form 10-KSB, have been omitted.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OUR BUSINESS

ENDO Networks, Inc. (ENDO) is a company that uses technology and proven marketing tactics to engage consumers and compel specific behaviors in high traffic public locations such as events, retail and restaurant locations across North America, and online. ENDO also develops application software and client controlled media including television and radio.

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

STOCK OPTION PLANS

There were 690,500 stock options issued during the three months ended March 31, 2004. We used the Black Scholes method to value these options and took a charge to our income statement of $47,688. The options are exercisable at $0.50 and expire on December 31, 2006.

REVENUE RECOGNITION

ENDO recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable. ENDO recognizes revenue from the sale of advertising related products and services like interactive advertising, studio promotion, and event management as the services are performed. ENDO maintains allowances for doubtful accounts on all its accounts receivable for estimated losses resulting from the inability of its customers and others to make required payments. If the financial condition of ENDO's customers and others were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

LIQUIDITY AND CAPITAL RESOURCES

Total assets decreased from $616,080 at December 31, 2003 to $680,396 at March 31, 2004. The increase is primarily attributable to the increase in accounts receivable and fixed assets.

From December 31, 2003 to March 31, 2004, our cash and cash equivalents decreased by $7,100 as a result of an operating loss of $(44,860). The operating loss was a result of us putting a lot of emphasis on development of new business which we believe will result in sales in the remaining two fiscal quarters.

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

CRITICAL ACCOUNTING POLICIES

Our Unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

DEFERRED TAXES

We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Based on these estimates, all of our deferred tax assets have been reserved. If actual results differ favorably from those estimates used, we may be able to realize all or part of our net deferred tax assets.

Such realization could positively impact our operating results and cash flows from operating activities.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH
31, 2004 TO THREE MONTHS ENDED MARCH 31, 2003

REVENUE. During the three months ended March 31, 2004, we generated $145,311 from sales compared to revenues from sales for the three months ended March 31, 2003 of $187,019. This decrease of $41,708 or 22% is primarily due to key projects that we are working on which have taken time away from pursuing smaller business accounts.

GROSS PROFIT. Gross profit on sales for the three month ended March 31, 2004 was $68,096 compared to $73,153 for the three months ended March 31, 2003, a decrease of $5,057. The decrease in gross profits during the three months ended March 31, 2004, was due to a decrease in revenue. However, the gross profit as a percent of sales increased to 47% in the three months ended March 31, 2004 from 39% in the three months ended March 31, 2003.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES. We incurred
General, Administrative and Selling expenses of $107,864 for the three months ended March 31, 2004, compared to $66,785 for the three months ended March 31, 2003, an increase of $41,079, which includes the $47,688 charge for the stock options we issued. Excluding the charge for the stock options, our general & administrative expenses declined by $6,609. This increase in General, Administrative and Selling expenses was primarily the result of the charge of $47,688 for the stock options.

NET LOSS AND LOSS PER SHARE.

As a result of the above, in the three months ended March 31, 2004, our net loss was $(44,680). The net loss per share was $(0.0) compared to $(0.00) per share in the same period during 2003.

ASSETS AND LIABILITIES. At March 31, 2004, we had total assets of $680,396 compared to total assets of $616,080 at December 31, 2003. Cash was $-0- at March 31, 2004, a decrease of $7,100 from $7,100 cash on hand as of December 31, 2003. Cash generated from operations was a negative $7,100 due to an increase of $60,072 of accounts receivable; an increase of liabilities of $88,931, and cash used by financing activities from the repayment of loans was $(34,949); and we used $12,521 to purchase equipment during the quarter ended March 31, 2004.

Accounts receivable was $98,152 at March 31, 2004, an increase of $41,110 from the $57,042 at December 31, 2004 due to an increase in sales. Total liabilities at March 31, 2004 were $692,681, an increase of $59,478 from $633,203 at
December 31, 2003. Accounts payable and accrued liabilities were $511,360 at March 31, 2004, an increase of $68,902 from the $442,458 at December 31, 2003.

FORWARD LOOKING STATEMENTS. This Form 10-QSB contains forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements made by Endo Networks involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, risks associated with lack of significant operating history, demand for the Endo Network's products, international business operations, dependence on licensees, governmental regulations, technological changes, intense competition and dependence on management. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company's management disclaims any obligation to forward- looking statements contained herein to reflect any change in the Endo Network's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.


ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Endo Network's management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of December 31, 2003. As a result of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Endo
Network's disclosure controls and procedures are effective to ensure that information required to be disclosed by Endo Networks in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes in the Endo Network's internal control over financial reporting that occurred during the quarter ended December 31, 2003, that has materially affected and is reasonably likely to materially affect, the Endo Network's internal control over financial reporting.

                          PART II - OTHER INFORMATION


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

Date: June 3, 2004                               ENDO NETWORKS, INC.

                                                  By: /s/ Peter Day
                                                      ------------------------
                                                      Peter Day
                                                      President and CEO

                                                      /s/ Peter Day
                                                      ------------------------
                                                      Peter Day,
                                                      Chief Financial Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
----------------------------------------

I, Peter Day, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Endo Networks, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  June 3, 2004


/s/ Peter Day
-------------------------
    Peter Day
    Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
----------------------------------------

I, Peter Day, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Endo Networks, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: June 3, 2004

/s/ Peter Day
-----------------------
    Peter Day,
    Chief Financial Officer

Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Endo Networks, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Day, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.




/s/ Peter Day
---------------------------
    Peter Day,
    Chief Executive Officer

June 3, 2004

Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Endo Networks, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Peter Day, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.




/s/ Peter Day
--------------------------
    Peter Day,
    Chief Financial Officer

June 3, 2004