Form 10QSB
period 2004-06-30
ENDO NETWORKS INC
filed 2004-08-31
CIK 1120096

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

 [ ]   TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 333-42640

                               ENDO NETWORKS, INC.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                            75-2882833
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

                            Yes:  X   No:

As of August 1, 2004, there were 12,635,366 shares of common stock of the issuer outstanding.

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

                               ENDO NETWORKS, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

                                     ASSETS

Current assets
  Accounts Receivable                                                 $ 208,829
  Prepaid expenses                                                       55,102
                                                                      ---------
                                                                        263,931

PROPERTY AND EQUIPMENT, net of accumulated depreciation                 483,948
                                                                      ---------

TOTAL ASSETS                                                          $ 747,879
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                    $ 256,130
  Accrued expenses                                                      165,650
  Capitalized leases - current                                          112,976
                                                                      ---------
    Total current liabilities                                           534,756

   Capitalized leases - non current                                     153,120
                                                                      ---------

TOTAL LIABILITIES                                                       687,876
                                                                      ---------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 50,000,000 shares
    Authorized, 12,635,366 shares issued and outstanding                 12,635
Additional paid in capital                                              352,038
Accumulated deficit                                                    (310,325)
Other comprehensive income                                                5,721
                                                                      ---------
  Total Stockholders' Equity                                             60,003
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 747,879
                                                                      =========



                               ENDO NETWORKS, INC.
                            STATEMENTS OF OPERATIONS
               THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


                                         Three months ended             Nine months ended
                                              June 30,                       June 30,
                                   ---------------------------    ----------------------------
                                        2004           2003            2004            2003
                                   ------------   ------------    ------------    ------------

Revenue                            $    296,535   $    202,125    $    498,590    $    500,814
Cost of Goods Sold                       92,784        151,835         265,736         346,305
                                   ------------   ------------    ------------    ------------
Gross Profit                            203,751         50,290         232,854         154,509
                                   ------------   ------------    ------------    ------------

Operating expense:
   Depreciation and amortization         27,358          3,816          44,094           9,706
   General and administrative           121,729        111,254         314,623         264,920
                                   ------------   ------------    ------------    ------------
     Total Operating Expense            149,087        115,070         358,717         274,626
                                   ------------   ------------    ------------    ------------


Net income (loss)                  $     54,664   $    (64,780)   $   (125,864)   $   (120,117)
                                   ============   ============    ============    ============

Net income (loss) per share:
  Basic and diluted                $       0.00   $      (0.01)   $      (0.01)   $      (0.01)
                                   ============   ============    ============    ============


Weighted average shares
  outstanding:
    Basic                            12,635,366     12,635,366      12,635,366      12,635,366
                                   ============   ============    ============    ============
    Diluted                          13,259,366     12,568,866      13,259,366      12,568,866
                                   ============   ============    ============    ============

                               ENDO NETWORKS, INC.
                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                        2004         2003
                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $(125,864)   $(120,117)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                     123,075        9,706
        Changes in assets and liabilities:
         Stock options issued                            47,688         --
          Stock issued for services                      11,904         --
                                                      ---------    ---------
         Accounts receivable                            (50,605)     (31,512)
          Deposits                                         --         (6,277)
          Prepaid expenses                                4,040       (2,417)
          Parts inventory                                  --        (10,132)
          Accounts payable and accrued expenses         131,990      189,623
                                                      ---------    ---------

CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                  142,228       28,874
                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Purchase) disposal of assets                         (80,782)      23,431
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Subscription receivable                                  --         25,308
  Payments on lease financing                           (82,817)     (86,163)
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES                    (82,817)     (60,855)
                                                      ---------    ---------

Effect of exchange rate changes on cash                   5,721         --

NET CHANGE IN CASH                                      (15,650)      (8,550)

Cash, beginning of period                                15,650       18,903
                                                      ---------    ---------

Cash, end of period                                   $    --      $  10,353
                                                      =========    =========

                               ENDO NETWORKS, INC.
                        Notes to the Financial Statements
                                  June 30, 2004

NOTE 1:  MANAGEMENT REPRESENTATION AND PRESENTATION

Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended September 30, 2003 included in the Endo Networks' Current Report on Form 10-KSB filed on February 6, 2004.

The balance sheet of ENDO Networks as of June 30, 2004, the related statements of operations for the three months ended June 30, 2004 and 2003 and the statements of cash flows for the three months ended June 30, 2004 and 2003 included in the financial statements have been prepared by Endo Networks without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Endo Networks' financial position and results of operations. The results of operations for the three and nine months ended June 30, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended September 30, 2003 to be reported in Form 10-KSB, have been omitted.


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

RISKS AND UNCERTAINTIES

All of the following risks may impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. Additional risks include: We may not be able to adequately protect and maintain our intellectual property. Our dependence on certain local third parties may impact our ability to control certain aspects of our operations. We may have difficulty competing with larger and better-financed companies in our sector. New legislative or regulatory requirements may adversely affect our business and operations. We are dependant on certain key existing and future personnel. We may be subject to product liability claims in the future. There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

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

STOCK OPTION PLANS

There were no stock options issued during the three months ended June 30, 2004. However, in the quarter ended March 31 2004 we issued 66,500 shares of common stock for services and issued 624,000 stock options which are exercisable at $0.50 and expire on December 31, 2006.

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

OVERVIEW

Endo Networks Inc. helps businesses acquire qualified new customers and build sales with existing customers. We use interactive technology like touchscreen kiosks, handheld computers, wireless and websites, digital TVs and background audio, combined with promotional marketing tactics to filter large numbers of consumers, to find qualified prospects, and even precondition them for the sales process.

Our services can be deployed within a businesses retail environment, to increase sales with their own customer base by increasing frequency of visit and/or average spend with individual customers (onsite CRM), or they can be deployed within the community, i.e. within a partner retailer or at a home or trade show, to find and acquire qualified new customers. Our services can also be deployed against employees or a business's sales channel, to achieve increased sales and improved profitability through better channel performance.

Our solutions are:

      -  Permission based
      -  Easily integrated with legacy systems
      -  Highly-scaleable, easily tested
      -  Focused on immediate results
      -  Very measurable
      -  Real-time or near real time
      -  Conducive to brand partnerships

Our role is not to replace  incumbent  agencies/suppliers,  but to integrate and
unlock  untapped  value  and  potential  from  existing   initiatives,   thereby
delivering important incremental value.

Our areas of expertise include: web, CDROM, kiosk, handheld, wireless, CRM, ERM,
loyalty,   promotional  marketing,  direct  marketing,  point  of  sale,  market research, survey, incentive, sampling, and field and event marketing.

LIQUIDITY AND CAPITAL RESOURCES

Total assets decreased from $759,253 at September 30, 2003 to $747,879 at June 30, 2004. The decrease is primarily attributable to the depreciation on our fixed assets.

From September 30, 2003 to June 30, 2004, our cash and cash equivalents decreased by $15,650 as a result of our nine month loss of $(125,864).

We do expect to incur material capital expenditures during the next 12 months for equipment relating to new client deployments. There is no assurance we will be able to generate sufficient revenues or obtain sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to us. We do not have any long term or contingent obligations that must be satisfied.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectability of our receivables at least quarterly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact cash flows from operating activities.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2004 TO THREE AND NINE MONTHS ENDED JUNE 30, 2003

REVENUE. During the three months ended June 30, 2004, we generated $296,535 from sales compared to revenues from sales for the three months ended June 30, 2003 of $202,125, which represents and increase of $90,873 over the three months ended June 30, 2003, which is the result of marketing activities pursued over the last six to nine months. Our sales for the nine months ended June 30, 2004 were $498,590 compared to $500,814, which represents a marginal decrease of $2,224.

GROSS PROFIT. Gross Profit on sales for the three months ended June 30, 2004 increased to $203,751 from $50,290 in the three months ended June 30, 2003, which represents an increase of $153,461. Gross Profit for the nine months ended June 30, 2004 increased to $232,854 from $154,509. Margins on sales increased Due to he type of product offering Endo sold in the quarter.
The above may change based on accounting for stock?

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES. Our General, Administrative and Selling expenses of $149,087 for the three months ended June 30, 2004, compared to $115,070 for the three months ended June 30, 2003, represents an increase of $34,017. For the nine months ended June 30, 2004 the same costs were $358,717 compared to $274,626, which represents an increase of $84,091.

NET INCOME (LOSS) AND INCOME (LOSS) PER SHARE.

As a result of the above, in the three months ended June 30, 2004, we had a net income of $54,664 or $0.00 per share, compared to a loss of $(64,780) or $(0.01) per share for the three months ended June 30, 2003. We had a net loss of $(125,864) or $(0.01) per share for the nine months ended June 30, 2004, compared with a loss of $(120,117) or $(0.01) per share for the nine months ended June 30, 2003.

ASSETS AND LIABILITIES. At June 30, 2004, we had total assets of $747,879 compared to total assets of $759,253 at September 30, 2003, our last fiscal year end. Cash was $-0- at June 30, 2004, a decrease of $15,650 from September 30,

2003. Cash generated from operations for the nine months ended June 30, 2004 was $142,228 compared to $28,874 for the nine months ended June 30, 2003.

Accounts receivable was $208,829 at June 30, 2004, an increase of $50,605 from the $158,224 at September 30, 2003.

FORWARD LOOKING STATEMENTS. This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements made by Endo Networks involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, risks associated with lack of significant operating history, demand for the Endo Networks' products, international business operations, dependence on licensees, governmental regulations, technological changes, intense competition and dependence on management. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company's management disclaims any obligation to forward-looking statements contained herein to reflect any change in the Endo Networks' expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.


ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Endo Networks' management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of December 31, 2003. As a result of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Endo
Networks' disclosure controls and procedures are effective to ensure that information required to be disclosed by Endo Networks in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes in Endo Networks' internal control over financial reporting that occurred during the quarter ended June 30, 2004, that has materially affected and is reasonably likely to materially affect, the Endo Networks' internal control over financial reporting.

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

Date:  August 18, 2004                      ENDO NETWORKS, INC.

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

Date: August 18, 2004


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


Date: August 18, 2004

/s/ Peter Day
-----------------------
    Peter Day,
    Chief Financial Officer

Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Endo Networks, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Day, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 18, 2004

Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Endo Networks, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Peter Day, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 18, 2004