Form 10KSB
period 2004-09-30
ENDO NETWORKS INC
filed 2005-02-18
CIK 1120096

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004, OR

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _____ to _____.

Commission file number: (333-42640)

Endo Networks, Inc.

(Exact name of registrant as specified in its charter)

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
X YES NO

Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2004

$  416,283

Shares of common stock outstanding at September 30, 2004:    12,665,366

PART I.

ITEM 1 DESCRIPTION OF BUSINESS

OVERVIEW

Endo Networks Inc. helps businesses acquire new customers and build sales and loyalty with existing customers.

We use interactive technology such as touchscreen kiosks, handheld computers, and websites, combined with promotional marketing tactics to filter large numbers of consumers, to find qualified prospects, and even precondition them for the sales.

Our services can be deployed within a business’ own retail environment, to increase sales with their own customer base by increasing frequency of visit and/or average spend with individual customers , or they can be deployed within a partner location such as an office tower or a consumer show, to find and acquire qualified new customers.

Our solutions are:

- Permission based
- Integratable with legacy systems
- Scaleable
- Measurable
- Conducive to brand partnerships

Our areas of expertise include: Web, Kiosk, Handheld, Wireless,= Loyalty, Promotional Marketing, Direct Marketing, Integration with Point of Sale, Survey, Incentive, Sampling, and Field and Event Marketing.

Our client base includes specialty retail, general retail, food service, automotive, alcohol,  energy, consumer packaged goods, entertainment,= amateur sports, and telecommunications companies.

The corporate head office is located at 2624 Dunwin Drive, Unit 3, Mississauga, Ontario, Canada, 20 minutes from Toronto and 60 minutes from Buffalo.

Endo Networks was incorporated in Texas as Discount Mortgage Services, Inc. on July 11, 2000 and in September 2001 purchased Endo Networks, a company incorporated in Ontario, Canada on January 30, 2001, in which conceptual and software development was ongoing prior to this date for approximately two years by company founders. Endo Networks Inc. (Canada) was acquired by Discount Mortgage Services Inc. (Texas) in September, 2001. Discount Mortgage Services Inc. (Texas) underwent a name change to

Endo Networks, Inc. (US) in November, 2001 and was re-domiciled to Nevada in December, 2002.

As of December 2004 Endo Networks had 18 total employees, 13 full-time.

PRODUCTS/SERVICES/MARKETS

Deployment Locations

Endo Networks deployments are located online and in high-traffic public areas including:

- Events (consumer and trade shows)
- Retail stores
- Restaurants
- Office towers
- Campus
- Malls

Endo Networks deployments utilize most available forms of connectivity for remote management and content delivery.

APPLICATIONS

Endo Networks has developed applications in the following categories:

- Customer interacting applications such as database, survey, registration, messaging and rewards.

- Engaging add-ons such as Spin and Win, Contest, Picture Postcard and Jukebox.

- Administrative software tools related to the remote management of content and applications.

DEPLOYMENT CATEGORIES

Endo deployments fall into one of two categories:  Dedicated and Coalition.

A Dedicated deployment is generally dedicated to a single or primary brand, where that brand can justify the whole investment in the program based on their results, or where that brand requires such dominance of the program that it makes other brand participation impractical.  Most of our Field and Event Marketing programs are Dedicated deployments.

A Coalition deployment is generally a synergy of non-competitive brand partners, sharing a single program and the program costs for maximum cost-effectiveness.  Endo directs the Coalition program, balancing the needs of all the brand partners.  Coalition programs have the added benefit of more consumer value, as each of the brand partners use the channel to engage the participating consumer.  In certain cases, Endo will pilot a Coalition program without a full complement of brand partners, but with enough partners to test the viability of the opportunity.

NETWORK ACCESS

In the short and medium term, network access is accomplished through a network of one or more interactive freestanding kiosks, wireless handheld computers, and PC workstations. The actual configuration of devices varies with the type of deployment.

In the long term, we will provide network access via wireless local area networking technology to the user's own device.

COMPETITORS

Endo has encountered competitive offerings to specific elements of our offering, but none that offer direct competition to our entire offering.  The market opportunity means there is room for direct competition, which can assist in growing the market segment.

It is our strategy to pursue opportunities for exclusive partnerships with our host location partners wherever appropriate, and invest continually in our own software and systems development.

As direct competitors emerge, it will be the continual improvement of our service offering and the continual strengthening of our network of relationships that will create competitive barriers, and make our service increasingly more attractive to new potential clients. This will require a continual investment in research and development.

SUPPLIERS

Endo Networks relies on a number of key hardware suppliers to provide us with reliable hardware to enable our applications.  Most Endo application development is and other components of a deployment are effected in house.

FINANCING

Operations

Current operations are financed out of cash flow. Investment in operations to enable enhanced growth will be commensurate with new revenues, although additional sources of funding to accelerate growth will be explored.

Network Infrastructure

Endo Networks currently has reasonable access to necessary financing for deployment of network infrastructure. As projects move from pilot to roll-out, there will be opportunities for new financing.

CUSTOMERS

Over the course of this year, our focus has shifted to two primary areas:  Field and Event Marketing programs, and developing Place-Based Direct Marketing programs in high traffic areas in partnership with key sponsors, highly-relevant direct marketing programs to our growing database of opt-ed in consumers. Field and Event Marketing programs are developed in partnership with appropriate agencies, while Place-Based Direct Marketing programs are selected based on their ability to scale in both quantity and number of sponsors.

RESEARCH AND DEVELOPMENT

We continue to invest in research and development, a portion of which we are able to invoice through to clients on various projects.

ACQUISITION STRATEGY

Not applicable.

  ITEM 2

DESCRIPTION OF PROPERTY

Endo Networks leases its office space for approximately $1750 US per month on a month to month basis.

HARDWARE RELATED TO DEPLOYMENTS

Endo Networks currently owns a quantities of hardware technology,  including kiosks, touchscreens, notebook computers, wireless and wired networking equipment, servers, Plasma and LCDTVs,  Internet appliances and sound systems, which are utilized in our deployments.  Many of these items have been specifically modified by Endo to make them more appropriate for their use.

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

PART II.

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. Market Information.

The Company's common stock is currently traded on the NASDAQ bulletin board. The following were the high and low sales prices for each quarter for which the Company's stock traded:

Period                                       High              Low

Calendar Year 2002            4th Quarter    $0.51             $0.20

Calendar Year 2003            1st Quarter    $0.51             $0.20

                              2nd Quarter    $0.51             $0.20

                              3rd Quarter    $0.51             $0.20

                              4th Quarter    $0.25             $0.11

Calendar Year 2004            1st Quarter    $0.18             $0.05

                              2nd Quarter    $0.13             $0.07

                              3rd Quarter    $0.18             $0.12

There are approximately one hundred (100) shareholders.

c. Dividends

Registrant has not paid a dividend to the holders of its common stock and does not anticipate paying dividends in the near future.

e. Warrants/Options At September 30, 2004, the Registrant had 634,000 options outstanding exercisable at $0.50, expiring on September 30, 2006.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF FISCAL YEAR ENDED SEPTEMBER 30, 2004

Revenues for the year ended September 30, 2004 were $770,522 compared with $909,518 for the previous year and cost of sales for the same periods were $397,469 and $463,718 respectively. Sales decreased by 15%, our gross profit only declined by 16%, which reflects a slight decrease in our gross profit percentage to 48% from 49% the prior year. In the year ended September 30, 2004, our revenues consisted of service and of product deployments and since we had a large increase in product deployments we purchased additional fixed assets/equipment.

Our general and administrative expenses increased to $495,248 from $400,820 the prior fiscal year which resulted in the company posting a loss of $213,081 compared to a loss of $20,905 the prior fiscal year.

Managing cash flow continues to be a key focus of the organization, to fund the existing operation and investments in new hardware technology.  We paid down $136,137 in lease financing and purchased $267,511 of new equipment out of our cash flow. Our accounts payable and accrued expenses increased by close to $218,000 and our accounts receivable decreased by approximately $5,000.

DEPLOYMENTS

- Growth in Field and Event Marketing deployments

- Launched office tower deployments

- Launched consumer show deployments

- Initiated network of clients for direct marketing programs

APPLICATIONS

- Expanded our understanding of how to customize applications for touch and public use.

- Expanded of the integration of our in-field applications with our online applications.

-Expanded TabletPC operating system integration.

RESEARCH AND DEVELOPMENT

Developed and field-tested several different versions of in-field and online applications, successfully determining the correct configuration for various deployments.

ACQUISITION

Not applicable

OPERATIONS

Funded operations out of revenue.

DISCUSSION OF 2005

FIRST CALENDAR QUARTER 2005

Our primary focus for the first calendar quarter of 2005 will be on executing on Field and Event Marketing business launching in the spring.  Secondarily, we will be expanding our network of sponsors for our Place-Based Direct Marketing programs in high traffic venues.

SECOND CALENDAR QUARTER 2005

The second calendar quarter of 2005 will see Field and Event Marketing programs move to execution with less requirement on Endo resources.  Accordingly, we will increase our focus on deployments in high traffic areas, in response to expected results with sponsors in the first quarter.

THIRD QUARTER 2005

The third quarter of 2005 will see a continuation of the allocation of resources from the second quarter.

FOURTH QUARTER 2005

We expect the last quarter of 2005 to see an increased emphasis on execution, as winter programs move to execution. Marketing activities will continue apace.

Anticipated number of employees by year end 2005 is approximately 24.

Endo Networks Inc. will provide an annual report including audited statements on request. Endo Networks Inc. files quarterly reports with the SEC.

Public may read and copy any materials filed by Endo Networks with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 This discussion may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this release, the words "anticipate," "believe," "estimate,"

"expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, changes or anticipated changes in regulatory environments, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonally, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other press releases to the public or filings made by the company with the Securities and Exchange Commission, the ability to secure partnership or joint-venture relationships with other entities, the ability to raise additional capital to finance expansion, and the risks inherent in new product and service introductions and the entry into new geographic markets. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward- looking statements. For further information, which could cause actual results to differ from the Company's expectations, as well as other factors, which could affect the Company's financial statements, please refer to the Company's report filed with the Securities and Exchange Commission. Endo Networks Inc.
(905) 820 8800 www.endonetworks.com

ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountant is attached hereto.

ITEM 8 CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Board of Directors engaged Lopez, Blevins, Bork & Associates, LLP as auditor for the Company whereas Malone & Bailey, PLLC audited the financial statements the prior year. As reflected in an 8-K filed for the change in accountants, there were no disagreements with the prior auditor on accounting or financial disclosure issues, and there have been no disagreements with the current auditor on accounting or financial disclosure issues

PART III.

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

Mr. Skillen serves as a director on four Canadian companies.

ITEM 10 EXECUTIVE COMPENSATION

The Company paid or accrued salary of $100,000 for its President, Peter B. Day and $80,000 of compensation for its Chairman, Christopher R. Skillen for the fiscal year ended September 30, 2004. No other remuneration was paid to its officers and directors in the fiscal year ended September 30, 2004. The Company has no retirement or stock option or bonus plan for the Executive Officers.

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

PART IV.

ITEM 13 EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

Included in Part II, Item 8 of this report:

Report of Independent Public Accountant
Balance Sheet as of September 30, 2004
Statement of Operations - Years Ended September 30, 2004 and 2003 Statement of Owners' Equity - Years Ended September 30, 2004 and 2003 Statement of Cash Flows - Years Ended September 30, 2004 and 2003 Notes to the Financial Statements.

(b) The following reports on Form 8-K were filed for the Company during the year:

On an 8-K dated August 19, 2004 the change in auditors from Malone & Bailey, PLLC to Lopez, Blevins, Bork & Associates LLP was reported.  As reflected in the body of the 8-K, there were no  disagreements with Malone & Bailey,  PLLC on any matters of accounting  principles  or practices,  financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Malone & Bailey PLLC would have caused Malone & Bailey, PLLC to make  reference  to the  matter in their  report.

(c) The Company is not filing any exhibits.

SIGNATURES.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Endo Networks, Inc. Registrant

By: /s/ Peter B. Day ------------------- Peter B. Day Its: President

ENDO NETWORKS, INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

  ENDO Networks, Inc.

  Mississauga, Ontario, Canada

We have audited the accompanying balance sheet of ENDO Networks, Inc. as of September 30, 2004 and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ENDO Networks, Inc. as of September 30, 2004 and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  Lopez, Blevins, Bork & Associates, LLP

Lopez, Blevins, Bork & Associates, LLP

Houston, Texas

January 28, 2005

ENDO NETWORKS, INC.

		BALANCE SHEET
		September 30, 2004

		ASSETS

CURRENT ASSETS:
Cash					$11,612
Accounts receivable, net of allowance of $14,177					145,401
Prepaid expenses					72,141
Total current assets					229,154

PROPERTY AND EQUIPMENT, net of accumulated deprecaition of $615,771					452,567

TOTAL ASSETS					$681,721

		LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable					$284,428
Accrued expenses					283,188
Capitalized leases - current					111,426
Total current liabilities					679,042

Capitalized leases - non current					101,350

TOTAL LIABILITIES					780,392

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 50,000,000 authorized,
12,665,366 shares issued and outstanding					12,665
Additional paid-in-capital					299,105
Accumulated deficit					(454,556)
Accumulated other comprehensive income					44,115
Total Stockholders' Deficit					(98,671)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT					$681,721

See accompanying summary of accounting policies and notes to financial statements.

		ENDO NETWORKS, INC.

		STATEMENT OF OPERATIONS
		Years Ended September 30, 2004 and 2003

				2004	2003

Revenue				$770,522	$909,518
Cost of Goods Sold				397,469	463,718
Gross Profit				373,053	445,800

Operating Expense:
Depreciation and amortization				90,886	65,885
General and administrative				552,262	400,820
Total Operating Expense				643,148	466,705

NET LOSS				($270,095)	($20,905)

Weighted average shares outstanding				12,631,837	12,565,866

Loss per share - basic and diluted				($0.02)	($0.00)

See accompanying summary of accounting policies and notes to financial statements.

		ENDO NETWORKS, INC.

		STATEMENT OF STOCKHOLDERS' DEFICIT
		Years Ended September 30, 2004

					Accumulated
			Additional		Other
Common		Stock	Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance,
September 30, 2002	12,568,866	12,569	267,138	(163,556)		$116,151

Comprehensive loss:
Net loss				(20,905)		(20,905)
Foreign currency						-
translation					-	-

Comprehensive loss						(20,905)

Collection of subscription
receivable			25,308			25,308

Balance
September 30, 2003	12,568,866	12,569	292,446	(184,461)	-	120,554

Common stock issued
for services	96,500	96	6,659			6,755

Comprehensive loss:
Net loss				(270,095)		(270,095)
Foreign currency						0
translation					44,115	44,115

Comprehensive loss						(225,980)

Balance
September 30, 2004	12,665,366	$12,665	$299,105	($454,556)	$44,115	($98,671)

See accompanying summary of accounting policies and notes to financial statements.

		ENDO NETWORKS, INC.

		STATEMENT OF CASH FLOWS
		Years Ended September 30, 2004 and 2003

				2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss				($270,095)	($20,905)
Adjustments to reconcile net loss to net
cash (used) by operating activities:
Bad debt				18,000	-
Items not requiring cash - depreciation and amortization				341,181	65,882
Items not requiring cash - common stock issued for services				6,755
Changes in assets and liabilities:
Accounts receivable				(5,177)	(88,453)
Prepaid expenses				(12,999)	(8,437)
Parts inventory				-	12,700
Accounts payable				128,752	110,237
Accrued expenses				149,078	48,775

NET CASH BY (USED IN) OPERATING ACTIVITIES:				355,495	119,799

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures				(267,511)	(169,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock				0	25,308
Proceeds from lease financing				0	82,367
Payments on lease financing				(136,137)	(61,278)

CASH FLOWS FROM FINANCING ACTIVITIES				(136,137)	46,397

Effect of foreign exchange rate changes on cash				44,115	-

NET CHANGE IN CASH				(4,038)	(3,253)

Cash, beginning of period				15,650	18,903

Cash, end of period				$11,612	$15,650

See accompanying summary of accounting policies and notes to financial statements.

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

Revenue derived from professional services provided on a time and materials basis is recognized as services are performed.

For time and material contracts, revenue is recognized and billed by multiplying the number of hours expended by our professionals in the performance of the contract by the established billing rates.  For fixed fee projects, revenue is generally recognized using the proportionate performance method.  Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined.

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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended September 30, 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.  These securities consisted of 634,000 options at September 30, 2004.

Recently Issued Accounting Pronouncements

ENDO does not expect the adoption of recently issued accounting pronouncements to have a significant impact on ENDO's results of operations, financial position or cash flow.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below is based on provisions of Statement of Financial Accounting Standard (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002.

	2004	2003

Net loss, as reported	$ (270,095)	$ (20,905)
Add: Intrinsic value expense recorded	-	-
Deduct: total stock-based employee compensation expense determined under fair value based method	(95,050)	-
Pro forma net loss	$ (365,145)	$ (20,905)

Earnings per share :
Basic and diluted - as reported	(.02)	(.00)
Basic and diluted – pro forma	(.03)	(.00)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004: no dividend yield and expected volatility of 195%,  risk-free interest rate of 2.75%, and expected lives of 2 years.

Foreign Currency Translation

As nearly all operations are conducted in Canada, the Canadian dollar is the functional currency.  All balance sheet accounts have been translated at the current exchange rate as of September 30, 2004. Statement of operations items have been translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive loss within stockholders’ deficit.

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

NOTE 2 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following as of September 30, 2004:

	Estimated Useful Lives
Automobiles	3	$3,052
Kiosk equipment	3	118,428
Furniture and equipment	5-7	607,303
Computer equipment and software	3-5	29,410
Intellectual property	2	277,184
Application development (software)	3	32,961
		1,068,338

Less: accumulated depreciation and Amortization		(615,771)
		$452,567

Depreciation and amortization expense was $341,181 and $65,885 for the periods ending September 30, 2004 and 2003, respectively.

NOTE 3 - LEASES

Capital Leases

ENDO leases equipment under long-term lease agreements.  The leases covering certain equipment, which expire over the next three years, are classified as capital leases.  Property and equipment includes equipment under capital leases of $603,114.

The future minimum lease payments for capital leases and for operating leases (with initial or remaining non-cancelable terms in excess of one year) as of September 30, 2004 follow:

Years ending	Amount
2004	$111,426
2005	59,980
2006	41,370
212,776
Less: current maturities	111,426
Capitalized leases - long-term	$101,350

Operating Lease

ENDO leases its office space for $2,894 per month on a month to month basis. ENDO had no other operating leases for the years ended September 30, 2004 and 2003.

NOTE 4 - INCOME TAXES

For the years ended September 30, 2004 and 2002, ENDO has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $300,000 at September 30, 2004, and will expire in the years 2021 through 2024.

Deferred income taxes consist of the following at September 30, 2004:

Long-term:
Deferred tax assets		$102,000
Valuation allowance		(102,000)

	$	-- ========

NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock:

ENDO is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share.  These shares have full voting rights.  At September 30, 2004, there were 12,665,366 shares outstanding.  ENDO has not paid a dividend to its shareholders.

Common Stock:

During July 2004, ENDO issued 96,500 shares of common stock for services valued $0.07 per share or $6,755 which was the fair value of common stock on the date issued.

Stock Options:

No compensation cost has been recognized for grants under the stock option plans since all grants pursuant to these plans have been made at the current estimated fair values of ENDO's common stock at the grant date.  There were 634,000 options issued for the year ended September 30, 2004.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2004:  zero dividend yield, expected volatility of 195%, risk-free interest rate of 2.75% and expected lives of 2 years.

The options granted have an exercise price of $.50 per share and vest at the date of issuance. The maximum term of the options is two years.

The following table summarizes stock option activity:

Outstanding, October 1, 2003	634,000
Granted	634,000

Canceled	(634,000)
Exercised	--

Outstanding, September 30, 2004	634,000
Exercisable at September 30, 2004	634,000

Weighted-average grant-date fair Value of options, granted during the year	$0.15

Weighted-average remaining, years Of contractual life	1.25

NOTE 6 - CONCENTRATIONS OF CREDIT RISK

As of September 30, 2004, amounts due from four customers amounted to 88% of total trade accounts receivable.

One customer accounted for 44% of total revenues and three customers accounted for 20%, 13%, and 12% of total revenues for the years ended September 30, 2004 and 2003, respectively.

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Peter B. Day, certify that:

1.

I have reviewed this annual report on Form 10-KSB of ENDO NETWORKS, INC.

2.

Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.

Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

Date: February 10, 2004

/s/ Peter B. Day

---------------------------

    Peter B. Day

    Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Peter B. Day, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Endo Networks, Inc.

2.

Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.

Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

Date: February 10, 2004

/s/ Peter B. Day

---------------------------

    Peter B. Day,

    Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Endo Networks, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2003, as filed with the Securities and Exchange  Commission on the date hereof (the "Report'),  I, Peter B. Day, Chief Executive Officer of the Company,  certify,  pursuant to 18 U.S.C. Section 1350,  as adopted  pursuant  to Section 906 of the  Sarbanes-Oxley  Act of 2002, that:

(1) The  Report fully  complies  with the  requirements  of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects,  the financial condition and results of operations of the Company at the dates and for the periods indicated.

/s/ Peter B. Day

---------------------------

    Peter B. Day,

    Chief Executive Officer

February 10, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Endo Networks, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2003, as filed with the Securities and Exchange  Commission on the date hereof (the  "Report'),  I, Peter B. Day,  Chief Financial Officer of the Company,  certify,  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The  information  contained  in the  Report  fairly  presents,  in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

/s/ Peter B. Day

---------------------------

    Peter B. Day,

    Chief Financial Officer

February 10, 2004