Form 10QSB
period 2004-12-31
ENDO NETWORKS INC
filed 2005-03-22
CIK 1120096

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2004
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

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


        2624 Dunwin Drive, Unit #3, Mississauga, Ontario, Canada L5L 3T5
                    (Address of principal executive offices)
                                 (905) 820-8800
                           (Issuer's telephone number)
                                       N/A
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                   Yes: X No:
As of March 1, 2005, there were 12,665,366 shares of common stock of the issuer outstanding.

                                TABLE OF CONTENTS

         PART I - FINANCIAL STATEMENTS

         Item 1     Financial Statements                                       3
         Item 2     Management's Discussion and Analysis Or
                      Plan of Operations                                      10
         Item 3     Controls and Procedures                                   14

                 PART II OTHER INFORMATION

         Item 1     Legal Proceedings                                         15
         Item 2     Employment Agreements                                     15
         Item 3     Recent Sales of Unregistered Securities                   15
         Item 4     Exhibits and Reports On Form 8-K                          15



                               ENDO NETWORKS, INC.


                                  BALANCE SHEET
                                December 31, 2004

                                     ASSETS


CURRENT ASSETS:
    Cash                                                                                                             $7,757
    Accounts receivable, net of allowance of $14,954                                     96,871
    Prepaid expenses                                                                     75,592
                                                                             -------------------
    Total current assets                                                                180,220

PROPERTY AND EQUIPMENT, net of accumulated deprecaition of $672,617                     433,866

                                                                             -------------------

TOTAL ASSETS                                                                           $614,086
                                                                             ===================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
    Accounts payable                                                                   $265,702
    Accrued expenses                                                                    380,129
    Capitalized leases - current                                                         98,565
                                                                             -------------------
    Total current liabilities                                                           744,396

    Capitalized leases - non current                                                     74,501
                                                                             -------------------

TOTAL LIABILITIES                                                                       818,897

STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value, 50,000,000 authorized,
         12,665,366 shares issued and outstanding                                        12,665
    Additional paid-in-capital                                                          299,105
    Accumulated deficit                                                                (584,370)
    Accumulated other comprehensive income                                               67,789
                                                                             -------------------
        Total Stockholders' Deficit                                                    (204,811)
                                                                             -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                            $614,086
                                                                             ===================















See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.



                               ENDO NETWORKS, INC.


                             STATEMENT OF OPERATIONS
                  Three Months Ended December 31, 2004 and 2003






                                                                      2004               2003
                                                                -------------------------------------

Revenue                                                                  $147,080            $56,744
Cost of Goods Sold                                                         35,131             95,737
                                                                -------------------------------------
Gross Profit                                                              111,949            (38,993)


Operating Expense:
    Depreciation and amortization                                          56,846             11,824
    General and administrative                                            184,918             85,030
                                                                -------------------------------------
        Total Operating Expense                                           241,764             96,854


                                                                -------------------------------------

NET LOSS                                                                ($129,815)         ($135,847)
                                                                =====================================



Weighted average shares outstanding                                    12,665,366         12,568,866
                                                                =====================================

Loss per share - basic and diluted                                         ($0.01)            ($0.01)
                                                                =====================================


















See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.



                               ENDO NETWORKS, INC.


                       STATEMENT OF STOCKHOLDERS' DEFICIT
                      Three Months Ended December 31, 2004


                                                                                                    Accumulated
                                                                 Additional                            Other
                                      Common  Stock               Paid In         Accumulated      Comprehensive
                                Shares            Amount          Capital           Deficit            Income          Total
                          ---------------------------------------------------------------------------------------------------------

Balance,
    September 30, 2004            12,665,366           12,665          299,105          (454,556)                        ($142,786)

    Comprehensive loss:
        Net loss                                                                        (129,815)                        ($129,815)
        Foreign currency
              translation                                                                                    23,674         23,674
                                                                                                 ----------------------------------

        Comprehensive loss                                                                                                (106,141)


                          ---------------------------------------------------------------------------------------------------------
Balance
        December 31, 2004         12,665,366           12,665          299,105          (584,371)            23,674       (248,927)



















See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.



                               ENDO NETWORKS, INC.


                             STATEMENT OF CASH FLOWS
                  Three Months Ended December 31, 2004 and 2003






                                                                                2004               2003
                                                                          -------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      ($129,815)         ($135,847)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Items not requiring cash - depreciation and amortization             56,846             52,535
        Changes in assets and liabilities:
                Accounts receivable                                                  48,530            101,182
                Prepaid expenses                                                     (3,451)            (2,557)
                Parts inventory                                                           -                  -
                Accounts payable                                                    (18,725)            18,976
                Accrued expenses                                                     96,941             (1,699)

                                                                          -------------------------------------
NET CASH BY (USED IN) OPERATING ACTIVITIES:                                          50,326             32,590

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                              (38,145)           (16,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on lease financing                                                     (39,710)           (22,773)

                                                                          -------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                (39,710)           (22,773)

                                                                          -------------------------------------

Effect of foreign exchange rate changes on cash                                      23,674             (1,830)
                                                                          -------------------------------------

NET CHANGE IN CASH                                                                   (3,855)            (8,550)

Cash, beginning of period                                                            11,612             15,650
                                                                          -------------------------------------

Cash, end of period                                                                  $7,757             $7,100
                                                                          =====================================












See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                               ENDO NETWORKS, INC.
                        Notes to the Financial Statements
                                December 31, 2004

NOTE 1:  MANAGEMENT REPRESENTATION AND PRESENTATION

Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended September 30, 2003 included in the Endo Networks' Current Report on Form 10-KSB filed on February 18, 2005.

The balance sheet of ENDO Networks as of December 31, 2004, the related statements of operations for the three months ended December 31, 2004 and 2003 and the statements of cash flows for the three months ended December 31, 2004 and 2003 included in the financial statements have been prepared by Endo Networks without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Endo Networks' financial position and results of operations. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended September 30, 2004 to be reported in Form 10-KSB, have been omitted.


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

STOCK OPTION PLANS

There were no stock options issued during the three months ended December 31, 2004. However, we have outstanding 634,000 stock options which are exercisable at $0.50 and expire on December 31, 2006.


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

Our services can be deployed within a business' own retail environment, to increase sales with their own customer base by increasing frequency of visit and/or average spend with individual customers , or they can be deployed within a partner location such as an office tower or a consumer show, to find and acquire qualified new customers.

Our solutions are:

- Permission based
- Integratable with legacy systems
- Scaleable
- Measurable
- Conducive to brand partnerships

Our areas of expertise include: Web, Kiosk, Handheld, Wireless, Loyalty, Promotional Marketing, Direct Marketing, Integration with Point of Sale, Survey, Incentive, Sampling, and Field and Event Marketing.

Our client base includes specialty retail, general retail, food service, automotive, alcohol, energy, consumer packaged goods, entertainment,= amateur sports, and telecommunications companies.

Our corporate head office is located at 2624 Dunwin Drive, Unit 3, Mississauga, Ontario, Canada, 20 minutes from Toronto and 60 minutes from Buffalo.

LIQUIDITY AND CAPITAL RESOURCES

Total assets decreased from $681,721 at September 30, 2004 to $614,086 at December 31, 2004. The decrease is primarily attributable to the collection of a net of $48,530 of accounts receivable and depreciation on equipment.

From September 30, 2004 to December 31, 2004, our cash and cash equivalents decreased by $3,855 as a result of our three month loss of $129,815.

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

VALUATION OF INTANGIBLES

From time to time, we acquire intangible assets that are beneficial to our product development processes. We periodically evaluate the carrying value of intangibles, including the related amortization periods. In evaluating acquired intangible assets, we determine whether there has been impairment by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the product line with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on either a discounted cash flows analysis or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products. If regulatory approvals or patents are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance or market conditions otherwise change, our intangibles may have a substantially reduced value, which could be material.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 TO THREE MONTHS ENDED DECEMBER 31, 2003

REVENUE. During the three months ended December 31, 2004, we generated $147,080 from sales compared to revenues from sales for the three months ended December 31, 2003 of $56,744, which represents and increase of $90,336 over the same period of the prior year, which is the result of performing work on projects that are scalable and therefore allow us to add revenue with little additional work or expense.

COST OF SALES. Our cost of goods sold decreased from $95,737 or 169% of sales to $35,131 or 24% of sales, a decrease of $60,606, which represents less capital costs and expenses per job undertaken. As a result of us having expended certain costs for prior jobs, we have found that some of the costs need not be duplicated or we have found a better and/or less expensive way of providing our services.

GROSS PROFIT. Based on the foregoing, our gross profit increased from a negative 0.69% to 76%. Again this was due to the reduction in the cost of goods sold. Gross Profit for the three months ended December 31, 2004 increased to $111,949 from ($38,993) the prior year. Margins on sales increased due to the type of service/product offering Endo sold in the quarter.

 GENERAL, ADMINISTRATIVE AND SELLING EXPENSES. Our General, Administrative and Selling expenses were $184,918 for the three months ended December 31, 2004, compared to $85,030 for the three months ended December 31, 2003, representing an increase of $99,888. As a percentage of sales, our general and administrative expenses were 126% of sales compared with 150% of sales in the same period the prior year, a decrease of 24%.

NET INCOME (LOSS) AND INCOME (LOSS) PER SHARE.

As a result of the above, in the three months ended December 31, 2004, we had a net loss of $129,815 or ($0.01) per share, compared to a loss of $(135,847) or $(0.01) per share for the three months ended December 31, 2003. Cash generated from operations for the three months ended December 31, 2004 was $50,326 compared to $32,590 for the three months ended December 31, 2003.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Endo Networks' management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of December 31, 2004. As a result of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Endo
Networks' disclosure controls and procedures are effective to ensure that information required to be disclosed by Endo Networks in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes in Endo Networks' internal control over financial reporting that occurred during the quarter ended December 31, 2004, that has materially affected and is reasonably likely to materially affect, the Endo Networks' internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2. EMPLOYMENT AGREEMENTS
None

ITEM 3. RECENT SALES OF UNREGISTERED SECURITIES
None

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K
None

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

/s/ Peter B. Day
---------------------------
Peter B. Day
Chief Executive Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Peter B. Day, certify that:

1. I have reviewed this annual report on Form 10-QSB of ENDO NETWORKS, INC.

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

Date: March 20, 2005

/s/ Peter B. Day
---------------------------
Peter B. Day
Chief Executive Officer

Exhibit 31.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER
I, Peter B. Day, certify that:

1. I have reviewed this annual report on Form 10-QSB of Endo Networks, Inc.

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

Date: March 20, 2005

/s/ Peter B. Day
---------------------------
Peter B. Day,
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Endo Networks, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Peter
B. Day, Chief Executive Officer of the Company,  certify,  pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 20, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Report of Endo Networks, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Peter B. Day, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 20, 2005