Form 10QSB
period 2005-03-31
ENDO NETWORKS INC
filed 2005-06-21
CIK 1120096

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes: X No:

As of June 1, 2005, there were 12,665,366 shares of common stock of the issuer outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL STATEMENTS

Item 1     Financial Statements

13

Item 2     Management’s Discussion and Analysis Or

    Plan of Operations

13

Item 3     Controls and Procedures

14

                 PART II OTHER INFORMATION

Item 1     Legal Proceedings

13

Item 2     Changes in Securities

14

Item 3     Default upon Senior Securities

14

Item 4     Submission of Matters to a Vote of Security Holders

14

Item 5     Other Information

14

Item 6     Exhibits and Reports on Form 8-K

14

PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

  ENDO NETWORKS, INC.

BALANCE SHEET

March 31, 2005

(Unaudited)

ASSETS
Cash	112
Accounts receivable, net of allowance of $22,307	124,504

Prepaid expenses	68,823

Total current assets	193,519

Property, Plant & Equipment, net of accumulated depreciation of $730,650	472,168

TOTAL ASSETS	$ 665,687

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Accounts payable	179,696

Accrued expenses – related party	191,443

Accrued expenses – other	189,825

Total current liabilities	560,965

Capitalized leases – non current	229,247

TOTAL LIABILITIES	$ 790,212

STOCKHOLDERS’ DEFICIT:

Common stock, $.001 par value, 50,000,000 shares authorized, 12,665,366 shares issued and outstanding	12,665

Additional paid in capital	299,105

Accumulated deficit	(580,625)
Other comprehensive income	144,330

Total Stockholders’ Deficit	(124,525)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 665,687

ENDO NETWORKS, INC.

STATEMENT OF OPERATIONS

Three and Six Months Ended  March 31, 2005 and 2004

 (Unaudited)

Three Months Ended March 31,	Six Months Ended March 31,

2005	2004	2005	2004

Revenue	$ 290,146	$ 145,311	$ 437,227	$ 202,055

Cost of sales	59,976	77,215	95,107	172,952
Gross profit	230,171	68,096	342,120	29,103

Operating expenses:

Depreciation	48,056	4,912	104,902	16,736

Other general and administrative	178,369	107,864	363,287	192,894

226,425	112,776	468,189	209,630

Net income (loss)	$ 3,746	$ (44,680)	$(126,069)	$(180,527)

Net loss per share:

Basic and diluted	$ (0.00	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average shares outstanding:

Basic and diluted	12,665,366	12,565,866	12,665,366	12,565,866

ENDO NETWORKS, INC.

STATEMENT OF CASH FLOWS

Six Months Ended March 31, 2005 and 2004

 (Unaudited)

2005	2004

Cash flows from operating activities:

Net loss	$ (126,069)	$ (180,527)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation	104,902	16,736
Provision for bad debt	22,307

Stock options issued	47,688
Changes in assets and liabilities:

Accounts receivable	(1,490)	60,072

Prepaid expenses	3,319	(1,080)
Accounts payable and accrued expenses	(6,652)	88,931

Net cash provided by (used in) operating activities	(3,683)	31,820

Cash flows from investing activities:

Capital expenditures	(124,503)	(12,521)

Net cash used in investing activities	(124,503)	(12,521)

Cash flows from financing activities:

Proceeds from lease financing	16,471	(34,949)

Net cash provided by (used in) financing activities	16,471	(34,949)

Effect of foreign exchange rate change on cash	100,215

Net decrease in cash	(11,500)	(15,650)

Cash, beginning of period	11,612	15,650

Cash, end of period	$ 112	$ -

Supplemental information:

Income taxes paid	$ -	$ -

Interest paid	$ 7,174	$ 4,982

ENDO NETWORKS, INC.

Notes to the Financial Statements

March 31, 2005

NOTE 1:  MANAGEMENT REPRESENTATION AND PRESENTATION

Operating  results for the three months ended March 31, 2005 are not  necessarily indicative of the results that may be expected for the year ending September 30, 2005. It is suggested that the financial  statements be read in conjunction with the audited  financial  statements and notes for the fiscal year ended September 30, 2004 included in the Endo  Networks'  Current Report on Form 10-KSB filed on February 18, 2005.

The balance sheet of ENDO Networks as of March 31, 2005,  the related  statements of  operations  for the  three  and six months  ended  March 31, 2005  and 2004 and the statements  of cash  flows for the three and six  months  ended  March 31, 2005 and 2004 included in the financial statements have been prepared by Endo Networks without audit.  In the opinion of  management,  the  accompanying  financial  statements include all adjustments (consisting of normal,  recurring adjustments) necessary to  summarize  fairly  the Endo  Networks'  financial  position  and  results of operations.  The results of operations  for the three and six months ended March 31, 2005 are not  necessarily  indicative of the results of  operations  for the full year or any other interim period.  Notes to the financial  statements which would substantially  duplicate the disclosure contained in the audited financial statements  for the most  recent  fiscal  year ended  September  30,  2004 to be reported in Form 10-KSB, have been omitted.

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

RISKS AND UNCERTAINTIES

All of the  following  risks may impair our business  operations.  If any of the following risks actually occur, our business, financial condition or results of operations  could be materially  adversely  affected.  In such case, the trading price of our common  stock could  decline,  and you may lose all or part of your investment.  Additional risks include:  We may not be able to adequately protect and maintain our  intellectual  property.  Our dependence on certain local third parties may impact our ability to control certain aspects of our operations.  We may have difficulty  competing with larger and better-financed  companies in our sector.  New  legislative or regulatory  requirements  may adversely  affect our business  and  operations.  We are  dependant on certain key existing and future personnel.  We may be subject to product  liability claims in the future.  There may not be  sufficient  liquidity in the market for our  securities in order for investors to sell their securities.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), :Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public companies filing as small business issuers will be required to apply the Statement 123(R) as of the first interim or annual reporting period that begins after December 31, 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ENDO  Networks  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on ENDO's  results of  operations, financial position or cash flow.

STOCK OPTION PLANS

There were no stock options issued during the three months ended March 31, 2005. At March 31, 2005, there were 634,000 stock options outstanding which are exercisable at $0.50 per share and expire on December 31, 2006.  The 634,000 stock options were 100% vested on September 30, 2004.  There is no pro-forma effect on net income (loss) or net income (loss) per share for the six months ended March 31, 2005 and 2004.

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

NOTE 3 - LEASE FINANCING OBLIGATIONS

As of March 31, 2005, the Company is in technical default on its lease obligations since it has missed payments totaling approximately $94,000. On June 10, 2005, the leasing company verbally agreed to add the sum of the missed payments to the outstanding lease amount and proportionately increase the remaining payments on the lease, without penalty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB and in our Form 10-KSB. This report contains forward-looking statements including, without limitation, statements regarding trends, cyclicality, seasonality, volatility and growth in the markets we sell into, our strategic direction, new product introductions, our liquidity position, our ability to generate cash from continuing operations, our expected order and revenue growth, the potential impact of our adopting new accounting pronouncements, our financial results, the impact and timing of our enterprise resource planning and customer relationship management systems implementation, our obligations under our retirement and post-retirement benefit plans, timing of, costs related to, and savings from our restructuring programs, the existence or length of an economic recovery and our ability to take advantage of a recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in "Factors That May Affect Future Results" and elsewhere in this Form 10-QSB.

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

Our client base includes specialty retail, general retail, food service, automotive, alcohol, energy, consumer packaged goods, entertainment, amateur sports, and telecommunications companies.

Our corporate head office is located at 2624 Dunwin Drive, Unit 3, Mississauga, Ontario, Canada, 20 minutes from Toronto and 60 minutes from Buffalo.

LIQUIDITY AND CAPITAL RESOURCES

Total assets increased during the quarter ended March 31, 2005 from $614,086 at December 31, 2004 to $665,687 at March 31, 2005. The increase is primarily attributable to the increase in accounts receivable and the purchase of additional equipment.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2005 TO THE THREE AND SIX MONTHS ENDED MARCH 31, 2004

REVENUE. During the three months ended March 31, 2005, we generated revenues of $290,146 from sales compared to revenues from sales for the three months ended March 31, 2004 of $145,311, which represents an increase of $144,835 over the same period of the prior year. Our revenue for the six months ended March 31, 2005 and 2004 was $437,227 and $ 202,055, respectively. The increases are due to performing work on projects that are scalable with moderate incremental costs.

COST OF SALES. Our cost of goods sold decreased from $77,215 or 53% of sales to $59,976 or 21% of sales, a decrease of $17,239 or 32%.  As a result of us having expended certain costs for prior jobs, we have found that some of the costs need not be duplicated or we have found a better and/or less expensive way of  providing our services.

GROSS PROFIT. Based on the foregoing, our gross profit increased from $68,096 or 47% of sales to $230,171 or 79% for the three months ended March 31, 2005 and 2004 respectively. For the six months ended March 31, 2005 and 2004, our gross profit increased from $29,103 to $342,120, respectively. Again this was due to the reduction in the cost of goods sold. Margins on sales increased due to the type of service/product offering Endo sold in the quarter.

 GENERAL, ADMINISTRATIVE AND SELLING EXPENSES. Our General, Administrative and Selling expenses were $178,369 for the three months ended March 31, 2005, compared to $107,864 for the three months ended March 31, 2004, representing an increase of $70,505. As a percentage of sales, our general and administrative expenses were 61% of sales compared with 74% of sales in the same period the prior year, a decrease of 13%. For the six months ended March 31, 2005, our general and administrative costs increased to $363,287 from $192,894 in the six months ended March 31, 2004.

Depreciation expenses are not included in our general and administrative expenses. These expenses were $48,056 and $4,912 for the three months ended March 31, 2005 and 2004 respectively, and $104,902 and $16,736 for the six months ended March 31, 2005 and 2004 respectively.

 NET INCOME (LOSS) AND INCOME (LOSS) PER SHARE.

As a result of the above, in the three months ended March 31, 2005, we had a net income of $3,746 or $0.00 per share, compared to a loss of $44,680 or $(0.00) per share for the three months ended March 31, 2004. For the six months ended March 31, 2005, we had a loss of $126,069 compared to a net loss of $180,527 for the same period the prior year.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Endo Networks' management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of March 31, 2005. As a result of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Endo Networks' disclosure controls and procedures are effective to ensure that information required to be disclosed by Endo Networks in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes in Endo Networks' internal control over financial reporting that occurred during the quarter ended December 31, 2004, that has materially affected and is reasonably likely to materially affect, the Endo Networks' internal control over financial reporting.

PART III

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. EMPLOYMENT AGREEMENTS

None

ITEM 3. RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report.

Exhibit No. Document

31.1 Certification of Chief Executive Officer required by Rule 13a-14a/15d-14(a) under the Exchange Act.

31.2 Certification of Chief Financial Officer required by Rule 13a-14a/15d-14(a) under the Exchange Act.

32.1 Certification of Chief Executive Officer pursuant to Section 8 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K

None

SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Peter B. Day

Peter B. Day

Chief Executive Officer

June 13, 2005

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

4.  The  small  business  issuer's  other  certifying   officer(s)  and  I  are  responsible  for  establishing  and  maintaining  disclosure  controls  and  procedures  (as defined in Exchange Act Rules  13a-14 and 15d-14 for the small business issuer and have:

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

Date: June 13, 2005

/s/ Peter B. Day

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

4.  The  small  business  issuer's  other  certifying   officer(s)  and  I  are responsible  for  establishing  and  maintaining  disclosure  controls  and procedures  (as defined in Exchange Act Rules  13a-14 and 15d-14 for the small business issuer and have:

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

Date: June 13, 2005

/s/ Peter B. Day

Peter B. Day,

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Endo Networks, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2005, as filed with the Securities and Exchange  Commission on the date hereof (the "Report'),  I, Peter B. Day, Chief Executive Officer of the Company,  certify,  pursuant to 18 U.S.C. Section 1350,  as adopted  pursuant  to Section 906 of the  Sarbanes-Oxley  Act of 2002, that:

(1)  The  Report fully  complies  with the  requirements  of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects,  the financial condition and results of operations of the Company at the dates and for the periods indicated.

/s/ Peter B. Day

Peter B. Day,

Chief Executive Officer

June 13, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Endo Networks, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2005, as filed with the Securities and Exchange  Commission on the date hereof (the  "Report'),  I, Peter B. Day,  Chief Financial Officer of the Company,  certify,  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The  information  contained  in the  Report  fairly  presents,  in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

/s/ Peter B. Day

Peter B. Day,

Chief Financial Officer

June 13, 2005