Form 10QSB
period 2005-06-30
ENDO NETWORKS INC
filed 2005-08-22
CIK 1120096

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                       OR
   [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934
          From the transition period from ___________ to ____________.

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

As of August 10, 2005, there were 12,665,366 shares of common stock of the issuer outstanding.

                                TABLE OF CONTENTS

         PART I - FINANCIAL STATEMENTS

         Item 1     Financial Statements                                     13
         Item 2     Management's Discussion and Analysis Or
                      Plan of Operations                                     13
         Item 3     Controls and Procedures                                  14

                 PART II OTHER INFORMATION

         Item 1     Legal Proceedings                                        13
         Item 2     Changes in Securities                                    14
         Item 3     Default upon Senior Securities                           14
         Item 4     Submission of Matters to a Vote of Security Holders      14
         Item 5     Other Information                                        14
         Item 6     Exhibits and Reports on Form 8-K                         14




PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                               ENDO NETWORKS, INC.
                                  BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)



                                     ASSETS

Cash                                                                           13,762
  Accounts receivable, net                                                    282,707
  Prepaid expenses                                                             63,585
                                                                            ---------
    Total current assets                                                      360,054

Property, Plant & Equipment, net of accumulated depreciation of $772,823      489,676
                                                                            ---------

TOTAL ASSETS                                                                $ 849,730
                                                                            =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                            196,298
  Accrued expenses - related party                                            213,461
  Accrued expenses - other                                                    312,970
   Capitalized leases                                                         173,636
                                                                            ---------
    Total current liabilities                                                 896,365

Capitalized leases - non current                                               45,395
                                                                            ---------
TOTAL LIABILITIES                                                           $ 941,760
                                                                            ---------

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 50,000,000 shares authorized, 12,665,366
    shares issued and outstanding                                              12,665
Additional paid in capital                                                    299,105
Accumulated deficit                                                          (540,951)
Other comprehensive income                                                    137,151
                                                                            ---------
  Total Stockholders' Deficit                                                 (92,030)
                                                                            ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $ 849,730
                                                                            =========


                               ENDO NETWORKS, INC.

                             STATEMENT OF OPERATIONS
               Three and Nine Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                             Three Months Ended             Nine Months Ended
                                                  June 30,                       June 30,
                                            2005           2004           2005           2004
                                       ------------   ------------   ------------    ------------
Revenue                                $    377,068   $    296,535   $    814,295    $    498,590
Cost of sales                               165,724         92,784        260,831         265,736
                                       ------------   ------------   ------------    ------------
Gross profit                                211,344        203,751        553,464         232,854

Operating expenses:
  Depreciation                               52,150         27,358        157,052          44,094
  Other general and administrative          119,520        121,729        482,807         314,623
                                       ------------   ------------   ------------    ------------
                                            171,670        149,087        639,859         358,717
                                       ------------   ------------   ------------    ------------

Net income (loss)                      $     39,674   $     54,664   $    (86,395)   $   (125,864)
                                       ============   ============   ============    ============

Net income (loss) per share:
  Basic and diluted                    $       0.00   $       0.00   $      (0.01)   $      (0.01)
                                       ============   ============   ============    ============
Weighted average shares outstanding:
  Basic                                  12,665,366     12,635,366     12,665,366      12,635,366
                                       ------------   ------------   ------------    ------------
   Diluted                               13,299,366     13,259,366     12,665,366      12,635,366
                                                                     ------------

                               ENDO NETWORKS, INC.
                             STATEMENT OF CASH FLOWS
                    Nine Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                        2005         2004
                                                      ---------    ---------

Cash flows from operating activities:
  Net loss                                            $ (86,395)   $(125,864)
Adjustments to reconcile net loss to cash
    used in operating activities:
    Depreciation                                        157,052      123,075
    Stock options issued                                              47,688
    Stock issued for services                                         11,904
Changes in assets and liabilities:
  Accounts receivable                                  (137,306)     (50,605)
  Prepaid expenses                                        8,556       (4,040)
  Accounts payable and accrued expenses                 155,113      131,990

                                                      ---------    ---------

Net cash provided by operating activities                97,020      142,228
                                                      ---------    ---------
Cash flows from investing activities:
  Capital expenditures                                 (194,161)     (80,782)
                                                      ---------    ---------
Net cash used in investing activities                  (194,161)     (80,782)

Cash flows from financing activities:
  (Payments on) Proceeds from lease financing             6,255      (82,817)
                                                      ---------    ---------
Net cash provided by (used in) financing activities       6,255      (82,817)

 Effect of foreign exchange rate change on cash          93,036        5,721

Net increase in cash                                      2,150      (15,650)
  Cash, beginning of period                              11,612       15,650
                                                      ---------    ---------
  Cash, end of period                                 $  13,762    $    --
                                                      =========    =========

Supplemental information:
  Income taxes paid                                   $    --      $    --
  Interest paid                                       $  22,278    $   4,982
                                                      ---------    ---------

                               ENDO NETWORKS, INC.
                        Notes to the Financial Statements
                                  June 30, 2005

NOTE 1:  MANAGEMENT REPRESENTATION AND PRESENTATION

Operating results for the nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended September 30, 2004 included in the Endo Networks' Current Report on Form 10-KSB filed on February 18, 2005.

The balance sheet of ENDO Networks as of June 30, 2005, the related statements of operations for the three and nine months ended June 30, 2005 and 2004 and the statements of cash flows for the three and nine months ended June 30, 2005 and 2004 included in the financial statements have been prepared by Endo Networks without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Endo Networks' financial position and results of operations. The results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended September 30, 2004 to be reported in Form 10-KSB, have been omitted.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OUR BUSINESS

ENDO Networks, Inc. (ENDO) is a company that uses technology and proven marketing tactics to engage consumers and compel specific behaviors in high traffic public locations such as events, retail and restaurant locations across North America, and online. ENDO also develops application software and client controlled media.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), :Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public companies filing as small business issuers will be required to apply the Statement 123(R) as of the first interim or annual reporting period that begins after December 31, 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ENDO Networks does not expect the adoption of recently issued accounting pronouncements to have a significant impact on ENDO's results of operations, financial position or cash flow.

STOCK OPTION PLANS

There were no stock options issued during the three months ended June 30, 2005. At June 30, 2005, there were 634,000 stock options outstanding which are exercisable at $0.50 per share and expire on December 31, 2006. The 634,000 stock options were fully vested on September 30, 2004. There is no pro-forma effect on net income (loss) or net income (loss) per share for the nine months ended June 30, 2005 and 2004.

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

NOTE 3 - LEASE FINANCING OBLIGATIONS

As of June 30, 2005, the Company is in technical default on its lease obligations since it has missed payments totaling approximately $94,000. On June 10, 2005, the leasing company verbally agreed to add the sum of the missed payments to the outstanding lease amount and proportionately increase the remaining payments on the lease, without penalty. The Company has been making twice the required payments for the last three months.

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

Our corporate head office is located at 2624 Dunwin Drive, Unit 3, Mississauga, Ontario, Canada, 20 minutes from Toronto and 60 minutes from Buffalo.

LIQUIDITY AND CAPITAL RESOURCES

Total assets increased during the quarter ended June 30, 2005 from $665,687 at March 31, 2005 to $849,730 at June 30, 2005. The increase is primarily attributable to the increase in accounts receivable and the purchase of additional equipment.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2005 TO THE THREE AND NINE MONTHS ENDED JUNE 30, 2004

REVENUE. During the three months ended June 30, 2005, the company generated revenues of $377,068 from sales compared to revenues from sales for the three months ended June 30, 2004 of $296,535, which represents an increase of $80,533 over the same period of the prior year. Revenue for the nine months ended June 30, 2005 and 2004 was $814,295 and $498,590, respectively. The increases are due to performing work on projects that are scalable with moderate incremental costs.

COST OF SALES. Cost of goods sold increased from $92,784 or 31% of sales for the three months ended June 30, 2004 to $165,724 or 44% of sales for the three months ended June 30, 2005, an increase of $72,940 or 13%, due to having higher costs for the projects we completed. For the nine months ended June 30, 2005 and 2004, costs of goods sold were $260,831 and $265,736, respectively, being 32% and 53% of sales respectively.

GROSS PROFIT. Based on the foregoing, gross profit increased from $203,751 or 69% of sales for the three months ended June 30, 2004 to $211,344 or 56% for the three months ended June 30, 2005. Gross profit increased from $232,854 for the nine months ened June 30, 2004 to $553,464 for the nine months ended June 30, 2005. This was due to the reduction in the cost of goods sold. Margins on sales increased for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2005 due to the type of service/product offering Endo sold in the quarter.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES. General, Administrative and Selling expenses were $119,520 for the three months ended June 30, 2005, compared to $121,729 for the three months ended June 30, 2004, representing an decrease of $2,209. As a percentage of sales, general and administrative expenses were 32% of sales compared with 41% of sales in the same period the prior year, a decrease of 9%. For the nine months ended June 30, 2005, general and administrative costs increased to $482,807 from $314,623 in the nine months ended June 30, 2004.

Amortization and depreciation expense are not included in our general and administrative expenses. These expenses were $52,150 and $27,358 for the three months ended June 30, 2005 and 2004 respectively, and $157,052 and $44,094 for the nine months ended June 30, 2005 and 2004 respectively.

NET INCOME (LOSS) AND INCOME (LOSS) PER SHARE.

As a result of the above, in the three months ended June 30, 2005, net income was $39,674 or $0.00 per share, compared to income of $54,664 or $(0.00) per share for the three months ended June 30, 2004. For the nine months ended June 30, 2005, there was a loss of $86,395 compared to a net loss of $125,864 for the same period the prior year.


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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Endo Networks' management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of June 30, 2005. As a result of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Endo Networks' disclosure controls and procedures are effective to ensure that information required to be disclosed by Endo Networks in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes in Endo Networks' internal control over financial reporting that occurred during the quarter ended December 31, 2004, that has materially affected and is reasonably likely to materially affect, the Endo Networks' internal control over financial reporting.

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

/s/ Peter B. Day
-----------------------
Peter B. Day
Chief Executive Officer
August 12, 2005

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

Date: August 12, 2005

/s/ Peter B. Day
-----------------------
Peter B. Day
Chief Executive Officer

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

Date: August 12, 2005

/s/ Peter B. Day
-----------------------
Peter B. Day,
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Endo Networks, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Peter B. Day, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 12, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Report of Endo Networks, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Peter B. Day, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.


/s/ Peter B. Day
-----------------------
Peter B. Day,
Chief Financial Officer
August 12, 2005