Form 10KSB
period 2005-09-30
ENDO NETWORKS INC
filed 2006-01-23
CIK 1120096

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005, OR

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
X YES     NO

Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2005

$  471,366

Shares of common stock outstanding at September 30, 2005:    12,720,366

PART I.

ITEM 1 DESCRIPTION OF BUSINESS

OVERVIEW

Endo Networks Inc. helps businesses acquire new customers and build sales and loyalty with existing customers.

We use interactive technology such as touchscreen kiosks, handheld computers, and websites, combined with promotional marketing tactics to filter large numbers of consumers, to find qualified prospects, and even precondition them for a sale.

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

As of December 2005 Endo Networks had 18 total employees, 13 full-time.

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

CUSTOMERS

Over the course of this year, our focus has continued to shift to developing Place-based Direct Marketing programs in high traffic places such as malls and office towers - highly-relevant direct marketing programs to our growing database of opt-ed in consumers. Field and Event Marketing programs are becoming a smaller percentage of our overall business, and are generally developed in partnership with appropriate agencies, while Place-based Direct Marketing programs are selected based on their ability to scale in both quantity and number of sponsors.

RESEARCH AND DEVELOPMENT

We continue to invest in research and development, a portion of which we are able to invoice through to clients on various projects.

ACQUISITION STRATEGY

Not applicable.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements".  Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein.  We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below.  We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".  In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have had cash flow issues in the past and must generate sufficient revenue with a higher profit margin in order to meet all of our cash requirements. If we do not generate sufficient revenue with a higher profit margin, we may need to raise additional funds and if we raise additional funds, it may not be available or may be available at a price that is highly dilutive to our current shareholders.

We must generate sufficient revenues with a higher profit margin for our business to meet all of our current cash requirements. Since our cash situation had been tight, we are in default on lease obligations which are secured by certain computer equipment. This default puts us in a situation where this equipment securing these leases could be foreclosed upon. The equipment underlying these lease is equipment that we not not use in our revenue producing activities and therefore, if the equipment was foreclosed upon, it would not impair our ability to generate the same level of revenues. However, if the Company is forced to  raise additional capital, the capital may not be available, or if available, available at a price that would be highly dilutive to our current shareholders.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

Our three largest shareholders own more than 50% of the outstanding shares of our company, so they are able to decide who are the directors and you may not be able to elect any directors.

Our three largest shareholders own more than 50% of the issued and outstanding shares of our company and because of this they are able to elect all of our directors and control our operations.

  ITEM 2

DESCRIPTION OF PROPERTY

Endo Networks leases its office space for approximately $3,000 US per month on a month to month basis.

HARDWARE RELATED TO DEPLOYMENTS

Endo Networks currently owns quantities of hardware technology,  including kiosks, touchscreens, notebook computers, wireless and wired networking equipment, servers, Plasma and LCDTVs,  Internet appliances and sound systems, which are utilized in our deployments.  Many of these items have been specifically modified by Endo to make them more appropriate for their use.

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

PART II.

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. Market Information.

The Company's common stock is currently traded on the NASDAQ bulletin board. The following were the high and low sales prices for each quarter for which the Company's stock traded:

Period                                       High              Low

Calendar Year 2003            4th Quarter    $0.25             $0.11

Calendar Year 2004            1st Quarter    $0.18             $0.05

                              2nd Quarter    $0.13             $0.07

                              3rd Quarter    $0.18             $0.12

                              4th Quarter    $0.15             $0.08

Calendar Year 2004            1st Quarter    $0.09             $0.09

                              2nd Quarter    No sales       No sales

                              3rd Quarter    No sales       No sales

There are approximately one hundred (100) shareholders.

c. Dividends

Registrant has not paid a dividend to the holders of its common stock and does not anticipate paying dividends in the near future.

e. Warrants/Options At September 30, 2005, the Registrant had 634,000 options outstanding exercisable at $0.50, expiring on September 30, 2006.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report.  The results shown herein are not necessarily indicative of the results to be expected in any future periods.  This discussion contains forward-looking statements based on current expectations, which involve uncertainties.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors.  Readers should also carefully review factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Significant Accounting Policies

Cash and equivalents

Cash and equivalents include cash, checks issued in excess of funds on deposit, bank indebtedness, and highly liquid short term market investments with terms to maturity of three months or less.

Accounts receivable

Accounts receivable is presented net of allowance for doubtful accounts.  The allowance for doubtful accounts reflects estimates of probable losses in accounts receivable.  The allowance is determined based on balances outstanding for over 90 days at the period end date, historical experience and other current information.

Intangible assets

Intangible assets are recorded at cost.  Cost is amortized over the estimated useful life of the asset unless that life is determined to be indefinite.

Intangible assets not subject to amortization are tested for impairment on at least an annual basis.  If the fair value of the intangible asset is determined to be less than the carrying amount, an impairment loss is recognized in the amount of that difference.

Intangible assets subject to amortization are reviewed for impairment in accordance with the provisions applying to long-live assets.

Property, plant, and equipment

Property, plant, and equipment are recorded at cost less accumulated amortization and are amortized in the following manner based on estimated useful lives:

Automobiles

3 years

Kiosk equipment

3 years

Furniture and equipment

5 – 7 years

Computer equipment and software

3 – 5 years

Intellectual property

2 years

Application development (software)

3 years

Impairment of long-lived assets

The Company monitors the recoverability of long-lived assets, including property and equipment and intangible assets, based upon estimates using factors such as expected future asset utilization, business climate, and undiscounted cash flows resulting from the use of the related assets or to be realized on sale. The Company’s policy is to write down assets to the estimated net recoverable amount, in the period in which it is determined likely that the carrying amount of the asset wilt not he recoverable.

Income taxes

The Company calculates its provision for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes) (“SPAS 109”),

which requires an asset and liability approach to financial accounting for income taxes. This approach recognizes the amount of taxes payable or refundable for the current year, as well as deferred tax assets and liabilities attributable to the future tax consequences of events recognized in the financial statements and tax returns. Deferred income taxes are adjusted to reflect the effects of enacted changes in tax laws or tax rates. Deferred income tax assets are recorded in the financial statements if realization is considered more likely than not.

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

Foreign exchange

The functional currency of our foreign subsidiaries is the local foreign currency. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from translation of the subsidiaries' accounts are accumulated as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and have not been significant.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Such estimates include providing for amortization of property, plant, and equipment, and valuation of inventory. Actual results could differ from these estimates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Going Concern

Due to our having defaulted on certain leases, in their report on our financial statements for the year ended September 30, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through September 30, 2005 have incurred losses of ($668,777) from our inception.  Because of these historical losses, we have historically had cash flow issues and may have to raise additional working capital to develop our business operations.  If we need to raise such capital, we intend to pursue such capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

As of the date of this filing, our lease holders have worked with us through our cash flow issues and if those lease holders should foreclose upon the equipment under lease, the continuation of our business in its present state will be dependent upon obtaining further financing and achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.  The equipment securing these leases is made up of electronic equipment that we do not use any more in our revenue producing activities so should the lease holders foreclose the loss of that equipment will not impair our ability to generate the same level of revenues. There are no assurances that if we need additional working capital that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements.  To the extent that we need to raise additional capital and funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.  If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

SUMMARY OF FISCAL YEAR ENDED SEPTEMBER 30, 2005

Revenues for the year ended September 30, 2005 were $1,289,498 compared with $770,522 for the previous year and cost of sales for the same periods were $441,138 and $397,469 respectively. Sales increased by 67%, and our gross profit increased by 85%, which reflects an increase  in our gross profit to $ 690,015 or 54 % of sales from $373,053 or 48% of sales in the prior year. In the year ended September 30, 2005, our revenues consisted of service and product deployments and the increase in gross profit being due to doing similar deployments with less custom programming and less new hardware requirements.  Much of the hardware purchased will be able to be used in future deployments since many of the deployments we are focusing on are based upon using similar hardware.

Our general and administrative expenses increased to $808,552 from $552,262 the prior fiscal year which resulted in the company posting a loss, after depreciation and amortization expenses, of $214,221 compared to a loss of $270,095 the prior fiscal year.

Managing cash flow continues to be a key focus of the organization, to fund the existing operation and investments in new hardware technology.  We paid down $14,616 in lease financing and purchased $ 202,242 of new equipment out of our cash flow. Our accounts payable and accrued expenses increased by approximately $33,000 while our accounts receivable decreased by approximately $ 41,000 ..

DEPLOYMENTS

Expansion of our office tower partnerships across Canada in key cities of Montreal, Toronto, Calgary and Vancouver, working with leading property management companies.

DISCUSSION OF 2005

FIRST CALENDAR QUARTER 2006

Our primary focus for the first calendar quarter of 2006 will be on developing Place-based Direct Marketing programs for execution in this quarter and the next.

SECOND CALENDAR QUARTER 2006

The second calendar quarter of 2006 will be primarily execution of Place-based Direct Marketing programs.

THIRD QUARTER 2006

The third quarter of 2006 will see a continuation of the allocation of resources from the second quarter.

FOURTH QUARTER 2006

We expect the last quarter of 2006 to see an increased emphasis on execution, as winter programs move to execution. Marketing activities will continue apace.

Anticipated number of employees by year end 2006 is approximately 14.

Endo Networks Inc. will provide an annual report including audited statements on request. Endo Networks Inc. files quarterly reports with the SEC.

Public may read and copy any materials filed by Endo Networks with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Public may

obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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
(905) 820 8800 www.endonetworks.com

ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountant is attached hereto.

ITEM 8 CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 8A.

Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being August 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief financial officer.  Based upon that evaluation, our company’s president and our company’s chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report.  There has been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.

Other Information

None.

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

Charles Smith              Director

                           Served since March 2005 and expires at

                           Next annual meetin g

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

Mr. Skillen serves as a director on four Canadian companies including Park Avenue Investments, a TSX-V listed company.

CHARLES SMITH, DIRECTOR

Mr. Smith graduated from Boston University, Boston, Massachusetts in 1979 and since that time has been a Certified Public Accountant involved in all phases of business, including the audit of companies and tax matters. He is a consultant to various companies ranging from an art distribution company to a junior resource company which is developing a gold property in Sinaloa State, Mexico. Mr. Smith has significant experience in accounting and securities matters.

Mr. Smith's business affiliations during the last five years are as follow: Chairman - Dynacap Group, Ltd. - a consulting and management firm - 1992 to the present; Sole proprietor as a Certified Public Accountant - 1983 to the present; Sole officer and Director - MC Cambridge, Inc. - a financial consulting firm - 1997 to present; Sole officer and director - Asset Servicing Corporation – a leasing company - 1998 to 2001; Chief Financial Officer and Director - Electrical Generation Technology Corporation - April 2000 to May 2003; Chief Financial Officer – DynaResource, Inc. 2005 to present. Mr. Smith is presently CEO and CFO of Micro Bio-Medical Waste Systems, Inc., traded on the OTC Bulletin Board under the symbol "MBWS." Mr. Smith is also a director of National Healthcare Technology, Inc., traded on the OTC Bulletin Board under the symbol "NHCT" and Crown Partners, Inc., traded on the OTC Bulletin Board under the symbol "CRWP".

ITEM 10 EXECUTIVE COMPENSATION

 The Company paid or accrued salary for the President of $ 103,200 .. No other compensation was paid or accrued for its officers or directors. The Company has no retirement or stock option or bonus plan for the Executive Officers.

ITEM 11 SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS

Set forth below is the direct ownership of Registrant's common Stock by management and any owner of 5% or more of Stock of Registrant.

Title of         Name and address                 Amount of shares    % of class

Securities       of owner                                              owned

-------------------------------------------------------------------------------

Common          Peter B. Day                         4,577,500          36.4%

                2624 Dunwin Drive, Unit #3

                Mississauga, Ontario L5L 3T5

Common          Dean T. Hiebert                      2,432,500          19.3%

                2624 Dunwin Drive, Unit #3

                Mississauga, Ontario L5L 3T5

Common          Charles Smith                        1,511,750 *        11.88%

                709-B West Rusk #580

                Rockwall, Texas 75087

Common          All Officers, Directors &            8,521,750          66.99%

                Beneficial Holders as a Group

*  Beneficially owned through Lynn Management, LLC

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV.

ITEM 13 EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM  8-K

(a) The following documents are filed as a part of this report:

Included in Part II, Item 8 of this report:

Report of Independent Public Accountant
Balance Sheet as of September 30, 2005
Statement of Operations - Years Ended September 30, 2005 and 2004

Statement of Owners' Equity - Years Ended September 30, 2005 and 2004

Statement of Cash Flows - Years Ended September 30, 2005 and 2004

Notes to the Financial Statements.

 (b) The Company is not filing any exhibits.

SIGNATURES.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Endo Networks, Inc. Registrant

By: /s/ Peter B. Day ------------------- Peter B. Day Its: President

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Endo Networks, Inc.

Mississauga, Ontario, Canada

We have audited the accompanying balance sheet of Endo Networks, Inc. as of September 30, 2005, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Endo Networks, Inc. as of September 30, 2005, and the results of its operations and its cash flows for each of the two years then ended, in conformity with the accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Endo Networks, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, Endo Networks, Inc. has incurred losses from operations for the years ended September 30, 2005 and 2004 totaling approximately $214,000 and $270,000 and has negative net worth approximating $215,000 and current liabilities exceed current assets by approximately $512,000.  Endo will require additional working capital to develop its business until Endo either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about Endo’s ability to continue as a going concern.  Management’s plans regard to this matter are described in Note 2.  The accompanying financial statements do not include any adjustments that might results from the outcome of these uncertainties.

Lopez, Blevins, Bork & Associates, LLP

Lopez, Blevins, Bork & Associates, LLP

Houston, Texas

December 29, 2005

ENDO NETWORKS, INC.

BALANCE SHEET
September 30, 2005

U ASSETS U

CURRENT ASSETS:
Accounts receivable, net of allowance for doubtful accounts of $0	$83,209
Prepaid expenses	59,728
Total current assets	142,937

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $869,600	441,170

TOTAL ASSETS	$584,107

U LIABILITIES AND STOCKHOLDERS' DEFICIT U

LIABILITIES
Current Liabilities:
Current maturities of capital leases payable	$54,028
Accounts payable	196,092
Accrued expenses – related party	251,120
Accrued expenses - other	153,244
Total current liabilities	654,484

Capital leases payable	144,132

Commitments

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 50,000,000 authorized,
12,720,366 shares issued and outstanding	12,720
Additional paid-in-capital	304,550
Accumulated deficit	(668,777)
Accumulated other comprehensive income	136,998
Total Stockholders' Deficit	(214,509)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$584,107

See accompanying summary of accounting policies and notes to financial statements.

ENDO NETWORKS, INC.
STATEMENTS OF OPERATIONS
Years Ended September 30, 2005 and 2004

	2005	2004

Revenue	$1,289,498	$770,522
Cost of Goods Sold	599,483	397,469
Gross Profit	690,015	373,053

Operating Expense:
Depreciation and amortization	95,684	90,886
General and administrative	808,552	552,262
Total Operating Expense	904,236	643,148

NET LOSS	($214,221)	($270,095)

Weighted average shares outstanding	12,693,092	12,631,837

Loss per share - basic and fully diluted	($0.02)	($0.02)

See accompanying summary of accounting policies and notes to financial statements.

ENDO NETWORKS, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
Years Ended September 30, 2005 and 2004

					Accumulated
			Additional		Other
Common		Stock	Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance,
September 30, 2003	12,568,866	$ 12,569	$ 292,446	$ (184,461)		$120,554

Common stock issued
for services	96,500	96	6,659			6,755

Net loss				(270,095)		(270,095)
Foreign currency
translation adjustment					$ 44,115	44,115
Total comprehensive loss						(225,980)

Balance
September 30, 2004	12,665,366	12,665	299,105	(454,556)	44,115	(98,671)

Common stock issued
for services	55,000	55	5,445			5,500

Net loss				(214,221)		(214,221)
Foreign currency
Translation adjustment					92,883	92,883
Total comprehensive loss						(121,338)

Balance
September 30, 2005	12,720,366	$12,720	$304,550	($668,777)	$136,998	($214,509)

See accompanying summary of accounting policies and notes to financial statements.

ENDO NETWORKS, INC.

STATEMENTS OF CASH FLOWS
Years Ended September 30, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($214,221)	($270,095)
Adjustments to reconcile net loss to net cash
provided by operations:
Items not requiring cash:
Bad debt	20,717	18,000
Depreciation and amortization	254,029	341,181
Common stock issued for services	5,500	6,755
Changes in assets and liabilities:
Accounts receivable	41,475	(5,177)
Prepaid expenses	12,413	(12,999)
Accounts payable	(88,336)	128,752
Accrued expenses	121,175	149,078

NET CASH PROVIDED BY OPERATING ACTIVITIES:	152,752	355,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(202,242)	(267,511)

NET CASH USED IN INVESTING ACTIVITIES	(202,242)	(267,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease financing	(14,616)	(136,137)

NET CASH USED IN FINANCING ACTIVITIES	(14,616)	(136,137)

Effect of foreign exchange rate changes on cash	52,494	44,115

NET CHANGE IN CASH	(11,612)	(4,038)

Cash, beginning of period	11,612	15,650

Cash, end of period	$ -	$11,612

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

Use of Estimates

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

Intangible assets

Intangible assets are recorded at cost.  Cost is amortized over the estimated useful life of the asset unless that life is determined to be indefinite.

Intangible assets not subject to amortization are tested for impairment on at least an annual basis.  If the fair value of the intangible asset is determined to be less than the carrying amount, an impairment loss is recognized in the amount of that difference.

Intangible assets subject to amortization are reviewed for impairment in accordance with the provisions applying to long-live assets.

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

Impairment of long-lived assets

The Company monitors the recoverability of long-lived assets, including property and equipment and intangible assets, based upon estimates using factors such as expected future asset utilization, business climate, and undiscounted cash flows resulting from the use of the related assets or to be realized on sale. The Company’s policy is to write down assets to the estimated net recoverable amount, in the period in which it is determined likely that the carrying amount of the asset wilt not he recoverable.

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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended September 30, 2005 and 2004 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.  These securities consisted of 634,000 of stock options at September 30, 2005 and 2004.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R) (revised 2004) (“FAS 123(R)”). In addition, in March 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin Topic 14, “Share-Based Payment” (SAB 107) which provides interpretations regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provided the staff’s views regarding the valuation of share-based payment arrangements for public companies. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including stock option awards. FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25. FAS 123(R) will require us to measure the cost of employee services received in exchange for stock option awards based on the grant-date fair value of such awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We will report such costs as part of our general and administrative expenses.  On April 14, 2005, the Securities and Exchange Commission announced amended compliance dates for SFAS 123(R). The SEC previously required companies to adopt this standard no later than July 1, 2005, but the new rules now require us to adopt FAS  123(R) as of the beginning of the first annual or interim reporting period that begins after December 15, 2005. We will recognize the cumulative effect of initially applying this statement as of the effective date. Currently, the cumulative effect of initially applying FAS 123(R) has not been determined and is subject to change depending on future events.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.

Foreign Currency Translation

As nearly all operations are conducted in Canada, the Canadian dollar is the functional currency. All balance sheet accounts have been translated at the current exchange rate as of September 30, 2005. Statement of operations items have been translated at average currency exchange rates during the years ended September 30, 2005 and 2004. The resulting translation adjustment is recorded as a separate component of comprehensive loss within stockholders’ deficit.

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

Advertising

Advertising and promotional costs are expensed when incurred. These expenses were $2,822 and $3,830 for the periods ended September 30, 2005 and 2004 respectively.

Financial instruments

The carrying amount of the Company’s financial instruments, which include accounts receivable, accounts payable and accrued liabilities, capital leases payable approximate fair value. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments unless otherwise noted.

NOTE 2 – GOING CONCERN

For the years ended September 30, 2005 and 2004, ENDO incurred losses totaling $214,221 and $270,095, respectively, and at September 30, 2005 had a working capital deficit of $511,547.  Because of these recurring losses, ENDO will require additional working capital to develop and/or renew its business operations.

ENDO intends to raise additional working capital either through private placements, public offerings and/or bank financing.  As of December 29, 2005, no financing agreements have been closed.

There are no assurances that ENDO will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support ENDO's working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, ENDO will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to ENDO. If adequate working capital is not available ENDO may not continue its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following as of September 30, 2005:

	Estimated Useful Lives
Automobiles	3	$3,337
Kiosk equipment	3	229,671
Furniture and equipment	5-7	664,095
Computer equipment and software	3-5	33,664
Intellectual property	2	344,160
Application development (software)	3	36,043
		1,310,970

Less: accumulated depreciation and Amortization		(869,800)
		$441,170

Depreciation and amortization expense was $254,029 and $341,181 for the periods ending September 30, 2005 and 2004, respectively.

NOTE 4 – PAYROLL TAXES

The Company is required to remit employer payroll and employee payroll and income tax withholding payments in the month following the payroll period.  As of December 31, 2005 payroll tax and income tax withholding payments for the three months ended November 30, 2005 in the amount of $16,477 are in arrears.

NOTE 5 – COMMITMENTS

Capital Leases

ENDO leased equipment under long-term lease agreements.  Property and equipment includes equipment under capital leases of $659,514. Monthly payments for this note are $5,890 with the final payment due in August 2008.  The balance outstanding on the capable lease payable at September 30, 2005 was $198,160.

Future maturities of these capital leases payable are as follows:

Year Ending September 30,

2006	$ 54,028
2007	60,280
2008	83,852
198,160
Less: current portion	(54,028)
Total non-current portion	$ 144,132

Operating Lease

ENDO leases its office space on a month to month basis. ENDO had no other operating leases for the years ended September 30, 2005 and 2004. Rent expense was $23,675 and $34,728 for the periods ended September 30, 2005 and 2004 respectively.

NOTE 6 - INCOME TAXES

For the years ended September 30, 2005 and 2004, ENDO has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $670,000 at September 30, 2005, and will expire in the years 2021 through 2025.

The provision for refundable Federal income tax for the years ending September 30 consists of the following:

	September 30, 2005	September 30, 2004
Refundable Federal income tax attributable to:
Current operations	$(72,800)	$(91,800)

Less, Change in valuation allowance	72,800	91,800
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amounts are as follows:

	September 30, 2005	September 30, 2004
Deferred tax asset attributable to:
Net operating loss carryover	$(227,400)	$(154,600)
Less, Valuation allowance	227,400	154,600
Net deferred tax asset	-	-

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock:

ENDO is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share.  These shares have full voting rights.  At September 30, 2005, there were 12,720,366 shares outstanding.  ENDO has not paid a dividend to its shareholders.

During July 2005, ENDO issued 55,000 shares of common stock for services valued $0.10 per share or $5,500 which was the fair value of common stock on the date issued.

During July 2004, ENDO issued 96,500 shares of common stock for services valued $0.07 per share or $6,755 which was the fair value of common stock on the date issued.

Stock Options:

Since the Company has elected to follow APB 25, “Accounting for Stock Issued to Employees”, no compensation cost has been recognized for grants under the employee stock option plans since all grants pursuant to these plans have been made at the current estimated fair values of ENDO's common stock at the grant date.

The following table summarizes stock option activity:

	2005	2004
Outstanding, beginning of the year	634,000	-
Granted	--	634,000
Canceled	--	-
Exercised	--	-
Outstanding, end of year	634,000	634,000
Exercisable at end of year	634,000	634,000

Weighted-average grant-date fair Value of options, granted during the year	$0.00	$0.15

Weighted-average remaining, years Of contractual life	.25	1.25

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2004:  zero dividend yield, expected volatility of 195%, risk-free interest rate of 2.75% and expected lives of 2 years.

The options granted have an exercise price of $0.50 per share and vest at the date of issuance. The maximum term of the options is two years.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value provisions of FASB Statement No. 123(R), Share Based Payment , to stock-based employee compensation.

	2005	2004

Net loss, as reported	$(214,221)	$ (270,095)
Add: Intrinsic value expense recorded	-	-
DDeduct: total stock-based employee compensation expense determined under fair value based method	U -	(95,050)
Pro forma net loss	$(214,221)	$(365,145)

Earnings per share :
Basic and diluted - as reported	(.02)	(.02)
Basic and diluted – pro forma	(.02)	(.03)

NOTE 8 - CONCENTRATIONS OF CREDIT RISK

As of September 30, 2005, amounts due from two customers individually amounted to 48% and 14% of total trade accounts receivable.

For the year September 30, 2005 the Company had four customers that individually accounted  for 31%, 20%, 13%, and 12% of total revenues.  For the year ended  September 30, 2004 four customers individually accounted for 44%, 20%, 13% and 12% of total revenues.

NOTE 9 – RELATED PARTY TRANSACTIONS

Per the terms of a verbal agreement the Company pays its President approximately $8,600 per month in consulting fees. The Company has accrued consulting fees due to its President in the amount of $238,787 at September 30, 2005. At September 30, 2005, an additional $12,333 is owed to the President for an advance he made to the Company.  These amounts are recorded under accrued expenses – related parties in the financial statements.

The Company also pays for the President’s home office rent.  For the year ended September 30, 2005 the total rent paid by the Company for the President’s home office was $17,900.

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

Date: January 9, 2006

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

Date: January 9, 2006

/s/ Peter B. Day

    Peter B. Day,

    Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Endo Networks, Inc. (the "Company") on Form 10-KSB for the period ending September 30, 2005, as filed with the Securities and Exchange  Commission on the date hereof (the "Report'),  I, Peter B. Day, Chief Executive Officer of the Company,  certify,  pursuant to 18 U.S.C. Section 1350,  as adopted  pursuant  to Section 906 of the  Sarbanes-Oxley  Act of 2002, that:

(1) The  Report fully  complies  with the  requirements  of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects,  the financial condition and results of operations of the Company at the dates and for the periods indicated.

/s/ Peter B. Day

    Peter B. Day,

    Chief Executive Officer

Janaury 9, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Endo Networks, Inc. (the "Company") on Form 10-KSB for the period ending September 30, 2005 , as filed with the Securities and Exchange  Commission on the date hereof (the  "Report'),  I, Peter B. Day,  Chief Financial Officer of the Company,  certify,  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

January 9, 2005