Form 10QSB
period 2005-12-31
ENDO NETWORKS INC
filed 2006-02-21
CIK 1120096

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31,  2005

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

Yes: X No:

As of February 10, 2006, there were 12,720,366 shares of common stock of the issuer outstanding.

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

14

Item 5     Other Information

14

Item 6     Exhibits and Reports on Form 8-K

14

PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

ENDO NETWORKS, INC.

BALANCE SHEET
December 31, 2005
(Unaudited)
UASSETSU

CURRENT ASSETS:
Cash	$ 59,476
Accounts receivable, net of allowance for doubtful accounts of $0	57,669
Prepaid expenses	59,268
Total current assets	176,412

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $979,513	398,381

TOTAL ASSETS	$574,794

ULIABILITIES AND STOCKHOLDERS' DEFICITU

LIABILITIES
Current Liabilities:
Current maturities of capital leases payable	$190,147
Accounts payable	201,740
Accrued expenses – related party	275,817
Accrued expenses - other	183,242
Total current liabilities	850,946

Capital leases payable	-0-

Commitments

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 50,000,000 authorized,
12,720,366 shares issued and outstanding	12,720
Additional paid-in-capital	304,550
Accumulated deficit	(731,024)
Accumulated other comprehensive income	137,602
Total Stockholders' Deficit	(276,152)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$574,794

See accompanying summary of accounting policies and notes to financial statements.

ENDO NETWORKS, INC.
STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2005 and 2004
(Unaudited)

	2005	2004

Revenue	$362,139	$147,080
Cost of Goods Sold	160,558	35,131
Gross Profit	201,581	111,949

Operating Expense:
Depreciation and amortization	43,610	56,846
General and administrative	220,218	184,918
Total Operating Expense	263,828	241,764

NET LOSS	($62,247)	($129,815)

Weighted average shares outstanding	12,720,366	12,665,366

Loss per share - basic and fully diluted	($0.00)	($0.01)

See accompanying summary of accounting policies and notes to financial statements.

ENDO NETWORKS, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
Three Months Ended December 31, 2005
			(unaudited)

					Accumulated
			Additional		Other
Common		Stock	Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance,
September 30, 2005	12,720,366	$ 12,720	$ 304,550	$ (668,777)	136,998	$(214,509)

Net loss				(62,247)		(62,247)
Foreign currency
translation adjustment					604	604
Total comprehensive loss						(61,643)

Balance
December 31, 2005	12,720,366	12,720	304,550	(731,024)	137,602	(276,152)

See accompanying summary of accounting policies and notes to financial statements.

ENDO NETWORKS, INC.

STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 2005 and 2004
(Unaudited)
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,247)	$(129,815)
Adjustments to reconcile net loss to net cash
provided by operations:
Items not requiring cash:
Depreciation and amortization	43,610	56,846
Changes in assets and liabilities:
Accounts receivable	25,540	48,530
Prepaid expenses	460	(3,451)
Accounts payable	5,648	(18,725)
Accrued expenses	54,696	96,941

NET CASH PROVIDED BY OPERATING ACTIVITIES:	67,707	50,326

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,819)	(38,145)

NET CASH USED BY INVESTING ACTIVITIES	(2,819)	(38,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease financing	(12,017)	(39,710)

NET CASH USED BY FINANCING ACTIVITIES	(12,017)	(39,710)

Effect of foreign exchange rate changes on cash	6,605	23,674

NET CHANGE IN CASH	59,476	(3,855)

Cash, beginning of period	-	11,612

Cash, end of period	$ 59,476	$7,757

See accompanying summary of accounting policies and notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1:  MANAGEMENT REPRESENTATION AND PRESENTATION

The balance sheet of ENDO Networks as of December 31, 2005,  the related  statements of  operations  for the  three months  ended  December 31, 2005  and 2004 and the statements  of cash  flows for the three months  ended  December 31, 2005 and 2004 included in the financial statements have been prepared by Endo Networks without audit.  In the opinion of  management,  the  accompanying  financial  statements include all adjustments (consisting of normal,  recurring adjustments) necessary to  summarize  fairly  the Endo  Networks'  financial  position  and  results of operations.  The results of operations  for the three months ended December 31, 2005 are not  necessarily  indicative of the results of  operations  for the full year or any other interim period.  Notes to the financial  statements which would substantially  duplicate the disclosure contained in the audited financial statements  for the most  recent  fiscal  year ended  September  30,  2005 to be reported in Form 10-KSB, have been omitted.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the quarter ended December 31, 2005 and 2004 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.  These securities consisted of 634,000 of stock options at December 31, 2005 and 2004.

Stock-Based Compensation

Efective the quarter ended December 31, 2005 the Company adopted, FASB issued Statement No. 123(R) (revised 2004) (“FAS 123(R)”). FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25. FAS 123(R) and requires the Company to measure the cost of employee services received in exchange for stock option awards based on the grant-date fair value of such awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The Company will report such costs as part of our general and administrative expenses.

Prior to the adoption of FAS 123(R) ,the Company accounted for its stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.

Foreign Currency Translation

As nearly all operations are conducted in Canada, the Canadian dollar is the functional currency. All balance sheet accounts have been translated at the current exchange rate as of December 31, 2005. Statement of operations items have been translated at average currency exchange rates during the periods ended December 31, 2005 and 2004. The resulting translation adjustment is recorded as a separate component of comprehensive loss within stockholders’ deficit.

NOTE 3 – GOING CONCERN

For the three months ended December 31, 2005 and the year ended September 30, 2005, ENDO incurred losses totaling $62,247 and $214,221, respectively, and at December 31, 2005 had a working capital deficit of $674,534.  Because of these recurring losses, ENDO will require additional working capital to develop and/or renew its business operations.

ENDO intends to raise additional working capital either through private placements, public offerings and/or bank financing.  As of February 15, 2005, no financing agreements have been closed.

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

NOTE 4 - LEASE FINANCING OBLIGATIONS

In September 2005 the Company restructured its lease payable obligation.  As of December 31, 2005, the Company is in technical default on its current lease obligations since it has missed payments totaling approximately $11,300.  As a result the entire lease payable has been classified as a current liability.

NOTE 5 – PAYROLL TAXES

The Company is required to remit employer payroll and employee payroll and income tax withholding payments in the month following the payroll period.  As of December 31, 2005 payroll tax and income tax withholding payments for the four months ended December 31, 2005 in the amount of $23,753 are in arrears.

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

LIQUIDITY AND CAPITAL RESOURCES

Total assets decreased by $9,313 during the quarter ended December 31, 2005 from $584,107 at September 30, 2005 to $574,794 at December 31, 2005.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 TO THE THREE MONTHS ENDED DECEMBER 31, 2004

REVENUE. During the three months ended December 31, 2005, the company generated revenues of $362,139 from sales compared to revenues from sales for the three months ended December 31, 2004 of $147,080, which represents an increase of $215,059 over the same period of the prior year. The increase is due to performing work on projects that are scalable with moderate incremental costs.

COST OF SALES. Cost of goods sold increased from $35,131 or 24% of sales for the three months ended December 31, 2004 to $160,558 or 44% of sales for the three months ended December 31, 2005, an increase of 20%, due to having higher ongoing costs for the projects we are planning for the coming quarters.

GROSS PROFIT. Based on the foregoing, gross profit increased from $111,949 or 76% of sales for the three months ended December 31, 2004 to $201,581 or 56% for the three months ended December 31, 2005. This was due to the reduction in the cost of goods sold. Margins on sales increased for the three months ended December 31, 2005 compared to the three months ended December 31, 2005 due to the type of service/product offering Endo sold in the quarter.

 GENERAL, ADMINISTRATIVE AND SELLING EXPENSES. General, Administrative and Selling expenses were $220,218 for the three months ended December 31, 2005, compared to $184,918 for the three months ended December 31, 2004, representing an increase of $35,300. As a percentage of sales, general and administrative expenses were 61% of sales for the three months ended December 31, 2005 compared with 125% of sales for the three months ended December 31, 2004, a decrease of 64%.

Amortization and depreciation expense are not included in our general and administrative expenses. These expenses were $43,610 and $56,846 for the three months ended December 31, 2005 and 2004 respectively.

 NET INCOME (LOSS) AND INCOME (LOSS) PER SHARE.

As a result of the above, in the three months ended December 31, 2005, our net loss was $62,247 or $0.00 per share, compared to a net loss of $241,764 or $0.01 per share for the three months ended December 31, 2004.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Endo Networks' management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of December 31, 2005. As a result of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Endo Networks' disclosure controls and procedures are effective to ensure that information required to be disclosed by Endo Networks in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes in Endo Networks' internal control over financial reporting that occurred during the quarter ended December 31, 2005, that has materially affected and is reasonably likely to materially affect, the Endo Networks' internal control over financial reporting.

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

February 10, 2005

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

Date: February 10, 2006

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

Date: February 10, 2006

/s/ Peter B. Day

Peter B. Day,

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Endo Networks, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2005, as filed with the Securities and Exchange  Commission on the date hereof (the "Report'),  I, Peter B. Day, Chief Executive Officer of the Company,  certify,  pursuant to 18 U.S.C. Section 1350,  as adopted  pursuant  to Section 906 of the  Sarbanes-Oxley  Act of 2002, that:

(1)  The  Report fully  complies  with the  requirements  of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects,  the financial condition and results of operations of the Company at the dates and for the periods indicated.

/s/ Peter B. Day

Peter B. Day,

Chief Executive Officer

February 10, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Endo Networks, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2005, as filed with the Securities and Exchange  Commission on the date hereof (the  "Report'),  I, Peter B. Day,  Chief Financial Officer of the Company,  certify,  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies  with the  requirements  of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The  information  contained  in the  Report  fairly  presents,  in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

/s/ Peter B. Day

Peter B. Day,

Chief Financial Officer

February 10, 2006