Form 10QSB
period 2006-03-31
ENDO NETWORKS INC
filed 2006-05-10
CIK 1120096

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

 (Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006
                                       OR
   [ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

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

                                   YES: X NO:

As of April 28, 2006, there were 12,720,366 shares of common stock of the issuer outstanding.

                                TABLE OF CONTENTS

       PART I - FINANCIAL INFORMATION

       Item 1     Financial Statements                                       3
       Item 2     Management's Discussion and Analysis Or
                    Plan of Operations                                      11
       Item 3     Controls and Procedures                                   15

       PART II OTHER INFORMATION

       Item 1     Legal Proceedings                                         16
       Item 2     Changes in Securities                                     16
       Item 3     Default upon Senior Securities                            16
       Item 4     Submission of Matters to a Vote of Security Holders       16
       Item 5     Other Information                                         16
       Item 6     Exhibits and Reports on Form 8-K                          16

                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                               ENDO NETWORKS, INC.

                                  BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)
                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash                                                              $     260
    Accounts receivable, net of allowance for doubtful accounts of $0   136,008
    Prepaid expenses                                                     58,412
                                                                      ---------
    Total current assets                                                194,680
                                                                      ---------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
                 of $1,018,139                                          358,335
                                                                      ---------

TOTAL ASSETS                                                          $ 553,015
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                                      ---------

LIABILITIES
  Current Liabilities:
    Current maturities of capital leases payable                      $ 182,222
    Accounts payable                                                    224,486

    Accrued expenses - related party                                    314,948
    Accrued expenses - other                                            197,733
                                                                      ---------
       Total current liabilities                                        919,389
                                                                      ---------


Total liabilities                                                       919,389

COMMITMENTS

STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value, 50,000,000 authorized,
         12,720,366 shares issued and outstanding                        12,720
    Additional paid-in-capital                                          304,550
    Accumulated deficit                                                (822,627)
    Accumulated other comprehensive income                              138,983
                                                                      ---------
        Total Stockholders' Deficit                                    (366,374)
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $ 553,015
                                                                      =========

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.




                               ENDO NETWORKS, INC.
                            STATEMENTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)


                                          Three Months    Three Months     Six Months     Six Months
                                             Ended           Ended           Ended          Ended
                                            March 31,      March 31,        March 31,      March 31,
                                              2006           2005             2006           2005
                                         ------------    ------------    ------------    ------------

Revenue                                  $    170,963    $    290,416    $    533,102    $    437,227

  Cost of sales                                32,477          59,976         193,035          95,107
                                         ------------    ------------    ------------    ------------


  Gross profit                                138,486         230,171         340,067         342,120

Operating expenses:
  Depreciation                                 40,268          48,056          83,878         104,902
  Other general and administrative            189,821         178,369         410,039         363,287
                                         ------------    ------------    ------------    ------------
        Total operating expense               230,089         226,425         493,917         468,189
                                         ------------    ------------    ------------    ------------

Net income (loss)                        $    (91,603)   $      3,746    $   (153,850)   $   (126,069)
                                         ============    ============    ============    ============


Net loss per share:
  Basic and diluted                      $      (0.01)   $      (0.00)   $      (0.01)   $      (0.01)
                                         ============    ============    ============    ============


Weighted average shares outstanding:
  Basic and diluted                        12,720,366      12,665,366      12,720,366      12,665,366
                                         ============    ============    ============    ============

















See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements





                               ENDO NETWORKS, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                   Twelve Months Ended September 30, 2006, and
                         Six Months Ended March 31, 2006
                                   (unaudited)

                                                                                                    Accumulated
                                                                         Additional                     Other
                                               Common Stock               Paid In    Accumulated   Comprehensive
                                           Shares         Amount          Capital      Deficit         Income         Total
                                        ------------------------------------------------------------------------------------

Balance,
    September 30, 2004                   12,665,366    $    12,665    $   299,105   $  (454,556)   $    44,115   $   (98,671)

    Common stock issued
         for services                        55,000             55          5,445

        Net loss                                                                       (214,221)                    (214,221)
        Foreign currency
           Translation
           adjustment                                                                                   92,883        92,883
                                                                                                                 -----------
Total comprehensive
  loss                                                                                                              (121,338)
                                                                                                                 -----------
Balance
   September 30, 2005                    12,720,366    $    12,720    $   304,550   $  (668,777)   $   136,998   $  (214,509)

        Net loss                                                                       (153,850)                    (153,850)
        Foreign currency
           translation  adjustment                                                                       1,985         1,985
                                                                                                                 -----------
Total comprehensive
  loss                                                                                                              (151,865)


Balance
   March 31, 2006                        12,720,366    $    12,720    $   304,550   $  (822,627)   $   138,983   $  (366,374)
                                        ===========    ===========    ===========   ===========    ===========   ===========



See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                               ENDO NETWORKS, INC.

                            STATEMENTS OF CASH FLOWS
                    Six Months Ended March 31, 2006 and 2005
                                   (Unaudited)


                                                           2006         2005
                                                        ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                            $(153,850)   $(126,069)
    Adjustments to reconcile net loss to net cash
      provided by operations:
          Items not requiring cash:
                Depreciation and amortization              83,878      104,902
                Provision for bad debt                       --         22,307
         Changes in assets and liabilities:
                Accounts receivable                       (52,799)      (1,490)
                Prepaid expenses                            1,316        3,319
                Accounts payable and accrued expenses     136,711       (6,652)

                                                        ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  15,256        3,683

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                    (2,819)    (124,503)
                                                        ---------    ---------


NET CASH USED BY INVESTING ACTIVITIES                      (2,819)    (124,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on lease financing                           (20,746)      16,471
                                                        ---------    ---------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          (20,746)      16,471

Effect of foreign exchange rate changes on cash             8,569      100,215
                                                        ---------    ---------

NET CHANGE IN CASH                                            260      (11,500)

Cash, beginning of period                                    --         11,612
                                                        ---------    ---------

Cash, end of period                                     $     260    $     112
                                                        =========    =========


     See accompanying summary of accounting policies and notes to financial statements.

                               ENDO NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1:  MANAGEMENT REPRESENTATION AND PRESENTATION

The balance sheet of ENDO Networks, Inc. ("ENDO") as of March 31, 2006, the related statements of operations for the three and six months ended March 31, 2006 and 2005 and the statements of cash flows for the six months ended March 31, 2006 included in the financial statements have been prepared by ENDO without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the ENDO'S financial position and results of operations. The results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended September 30, 2005 to be reported in Form 10-KSB, have been omitted.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

ENDO is an interactive media, promotion, application, and advertising aggregator deploying through wireless capable public access portals to retail and restaurant locations across North America. ENDO also develops application software and client controlled media including television and radio.


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

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated on straight-line method over the estimated useful lives of the assets. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No impairment losses have been recorded since inception.

Impairment of long-lived assets

The Company monitors the recoverability of long-lived assets, including property and equipment and intangible assets, based upon estimates using factors such as expected future asset utilization, business climate, and undiscounted cash flows resulting from the use of the related assets or to be realized on sale. The Company's policy is to write down assets to the estimated net recoverable amount, in the period in which it is determined likely that the carrying amount of the asset will not be recoverable.

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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and six months ended March 31, 2006 and 2005 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities consisted of 634,000 of stock options at March 31, 2006 and 2005.

Stock-Based Compensation

During the first quarter of 2006 ENDO adopted FASB issued Statement No. 123(R) (revised 2004) ("FAS 123(R)"). FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25. FAS 123(R) and requires the Company to measure the cost of employee services received in exchange for stock option awards based on the grant-date fair value of such awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The Company will report such costs as part of our general and administrative expenses.

Prior to the adoption of FAS 123(R), ENDO accounted for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees.


Foreign Currency Translation

As nearly all operations are conducted in Canada, the Canadian dollar is the functional currency. All balance sheet accounts have been translated at the current exchange rate as of March 31, 2006. Statement of operations items have been translated at average currency exchange rates during the periods ended March 31, 2006 and 2005. The resulting translation adjustment is recorded as a separate component of comprehensive loss within stockholders' deficit.


NOTE 3 - GOING CONCERN

For the six months ended March 31, 2006 and the year ended September 30, 2005, ENDO incurred losses totaling $153,850 and $214,221, respectively, and at March 31, 2006 had a working capital deficit of $724,709.

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

NOTE 4 - LEASE FINANCING OBLIGATIONS

In September 2005 the ENDO restructured its lease payable obligation. As of March 31, 2006, ENDO is in technical default on its current lease obligations since it has missed payments totaling approximately $20,391. As a result the entire lease payable has been classified as a current liability, and is included with current maturities of capital leases payable in the accompanying financial statements.

NOTE 5 - PAYROLL TAXES

ENDO is required to remit employer payroll and employee payroll and income tax withholding payments in the month following the payroll period. As of March 31, 2006 payroll tax and income tax withholding payments in the amount of $39,407 are in arrears.

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

OVERVIEW

Endo Networks Inc. helps businesses acquire new customers and build sales and loyalty with existing customers. We use interactive technology such as touch screen kiosks, handheld computers, and websites, combined with promotional marketing tactics to filter large numbers of consumers, to find qualified prospects, and even precondition them for a sale. Our services can be deployed within a business' own retail environment, to increase sales with their own customer base by increasing frequency of visit and/or average spend with individual customers , or they can be deployed within a partner location such as an office tower or a consumer show, to find and acquire qualified new customers.

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

LIQUIDITY AND CAPITAL RESOURCES

Total assets decreased by $31,092 during the six months ended March 31, 2006 from $584,107 at December 31, 2005 to $553,015 at March 31, 2006 We do expect to incur material capital expenditures during the next 12 months for equipment relating to new client deployments. There is no assurance we will be able to generate sufficient revenues or obtain sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to us. We do not have any long term or contingent obligations that must be satisfied.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006 TO THE THREE AND SIX MONTHS ENDED MARCH 31, 2005

REVENUE. During the three months ended March 31, 2006, the company generated revenues of $170,963 from sales compared to revenues from sales for the three months ended March 31, 2005 of $290,146, which represents a decrease of $119,183 over the same period of the prior year. In the six months ended March 31, 2006 the company had sales of $533,102 compared with sales of $437,227 for the same period the prior year. This decrease for the three months and increase for the six months is because the company had strong sales in the first three months and light sales in the three months ended March 31, 2006. The winter has historically been a slower sales period for our company but in the three months ended December 31, 2005, our sales were strong but weakened in the three months ended March 31, 2006.


COST OF SALES. Cost of goods sold decreased from $59,976 or 21% of sales for the three months ended March 31, 2005 to $32,477 or 19% of sales for the three months ended March 31, 2006, a decrease of 2%. For the six months ended March 31, 2006 our cost of sales increased to $193,035 or 36% from $95,107 or 22% for the six months ended March 31, 2005, due to having higher ongoing contract labor costs for the projects we are planning for the coming quarters.


GROSS PROFIT. Based on the foregoing, gross profit decreased from $138,486 for the three months ended March 31, 2006 compared to $230,171 for the three months ended March 31, 2005. For the six months ended March 31, 2006, our gross profit was $340,067 compared to $342,120 for the six months ended March 31, 2005. The gross profit for both six month periods was similar. Gross profit decreased from 78% for the six months ended March 31, 2005 to 64% for the six months ended March 31, 2006 due to a higher number of contract laborers and higher labor rates.


GENERAL, ADMINISTRATIVE AND SELLING EXPENSES. General, Administrative and Selling expenses were $189,821 for the three months ended March 31, 2006, compared to $178,369 for the three months ended March 31, 2005, representing an increase of $11,452. General, Administrative and Selling expenses were $410,039 for the six months ended March 31, 2006, compared to $363,287 for the six months ended March 31, 2005. The increase is due to our increased sales activity.


Amortization and depreciation expense are not included in our general and administrative expenses. These expenses were $40,268 and $48,056 for the three months ended March 31, 2006 and 2005 respectively. Also, depreciation and amortization expense was $83,878 and $104,902 for the six months ended March 31, 2006 and 2005 respectively.

NET INCOME (LOSS) AND INCOME (LOSS) PER SHARE.

As a result of the above, in the three months ended March 31, 2006, our net loss was $91,603 or $0.01 per share, compared to a net income of $3,746 or $0.00 per share for the three months ended March 31, 2005. Similarly, in the six months ended March 31, 2006, our net loss was $153,850 or $0.01 per share, compared to a net loss of $126,029 or $0.01 per share for the three months ended March 31, 2005.

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


ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Endo Networks' management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of March 31, 2006. As a result of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Endo Networks' disclosure controls and procedures are effective to ensure that information required to be disclosed by Endo Networks in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes in Endo Networks' internal control over financial reporting that occurred during the quarter ended March 31, 2006, that has materially affected and is reasonably likely to materially affect, the Endo Networks' internal control over financial reporting.

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

May 10, 2006

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

Date: May 10, 2006

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

Date: May 10, 2006

/s/ Peter B. Day
-----------------------
Peter B. Day,
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Endo Networks, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Peter B. Day, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 10, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Report of Endo Networks, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Peter B. Day, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.


/s/ Peter B. Day
---------------------------
Peter B. Day,
Chief Financial Officer
May 10, 2006