Form 10QSB
period 2006-06-30
ENDO NETWORKS INC
filed 2006-08-16
CIK 1120096

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
  (Mark One)
     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

As of July 31, 2006, there were 13,557,366 shares of common stock of the issuer outstanding.

                                TABLE OF CONTENTS

         PART I - FINANCIAL INFORMATION

         Item 1     Consolidated Financial Statements                         3
         Item 2     Management's Discussion and Analysis Or
                      Plan of Operations                                     11
         Item 3     Controls and Procedures                                  15

         PART II OTHER INFORMATION

         Item 1     Legal Proceedings                                        16
         Item 2     Changes in Securities                                    16
         Item 3     Default upon Senior Securities                           16
         Item 4     Submission of Matters to a Vote of Security Holders      16
         Item 5     Other Information                                        16
         Item 6     Exhibits and Reports on Form 8-K                         16



                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                               ENDO NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2006
                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash                                                                $       331
    Accounts receivable, net of allowance for doubtful accounts of $0       134,030
    Prepaid expenses                                                         63,019
                                                                        -----------
    Total current assets                                                    197,379

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  of $1,107,727                                                             333,961
                                                                        -----------

TOTAL ASSETS                                                            $   531,340
                                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

LIABILITIES
  Current Liabilities:
    Current maturities of capital leases payable                        $   178,365
    Accounts payable - related party                                          3,794
    Accounts payable - other                                                210,884

    Accrued expenses - related party                                        352,085
    Accrued expenses - other                                                335,740
                                                                        -----------
       Total current liabilities                                          1,080,868
                                                                        -----------
Total liabilities
                                                                          1,080,868

COMMITMENTS

STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value, 50,000,000 authorized,
         13,577,366 shares issued and outstanding                            13,557
    Additional paid-in-capital                                              429,263
    Accumulated deficit                                                  (1,108,828)
    Accumulated other comprehensive income                                  116,480
                                                                        -----------
        Total Stockholders' Deficit                                        (549,528)
                                                                        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $   531,340
                                                                        ===========

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.



                               ENDO NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


                                         Three Months     Three Months     Nine Months      Nine Months
                                             Ended           Ended            Ended            Ended
                                           June 30,        June 30,        June 30,          June 30,
                                            2006             2005            2006             2005
                                            ----             ----            ----             ----

Revenue                                  $    213,634    $    377,068    $    746,736    $    814,295

  Cost of sales                               121,940         165,724         314,975         260,831
                                         ------------    ------------    ------------    ------------

  Gross profit                                 91,694         211,344         431,761         553,464

Operating expenses:
  Depreciation                                 42,097          52,150         125,975         157,052
  Other general and administrative            335,798         119,520         745,837         482,807
                                         ------------    ------------    ------------    ------------
        Total operating expense               377,895         171,670         871,812         639,859
                                         ------------    ------------    ------------    ------------

Net income (loss)                        $   (286,201)   $     39,674    $   (440,051)   $    (86,395)
                                         ============    ============    ============    ============


Net loss per share:
  Basic and diluted                      $      (0.02)   $      (0.00)   $      (0.03)   $      (0.01)
                                         ============    ============    ============    ============



  Weighted average shares outstanding:
  Basic                                    13,263,036      12,665,366      12,901,256      12,665,366
                                         ============    ============    ============    ============
  Diluted                                  13,263,036      13,299,366      12,901,256      12,665,366
                                         ============    ============    ============    ============












See accompanying summary of accounting policies and notes to consolidated financial statements



                                           ENDO NETWORKS, INC.
                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   Year Ended September 30, 2005, and
                                     Nine Months Ended June 30, 2006
                                                 (unaudited)

                                                                                            Accumulated
                                                               Additional                      Other
                                       Common Stock             Paid In      Accumulated    Comprehensive
                                   Shares        Amount         Capital        Deficit        Income        Total
                             ----------------------------------------------------------------------------------------

Balance,
    September 30, 2004           12,665,366    $    12,665    $   299,105   $  (454,556)   $    44,115   $   (98,671)

    Common stock issued
         for services                55,000             55          5,445
     Net loss                                                                  (214,221)                    (214,221)
     Foreign currency
          translation
           adjustment                                                                           92,883        92,883
                                                                                                         -----------
  Total comprehensive
      loss                                                                                                  (121,338)
                             ---------------------------------------------------------------------------------------
Balance,
   September 30,2005             12,720,366         12,720        304,550      (668,777)       136,998      (214,509)

    Issuance of common
       stock for services           837,000            837        124,713                                    125,550
     Net loss                                                                  (440,051)                    (440,051)
     Foreign currency
      translation  adjustment                                                                  (20,518)      (20,518)
                                                                                                         -----------
  Total comprehensive loss                                                                                  (460,569)

                             ---------------------------------------------------------------------------------------
Balance,
     June 30, 2006               13,557,366    $    13,557    $   429,263   $(1,108,828)   $   116,480   $  (549,528)
                             =======================================================================================



See accompanying summary of accounting policies and notes to consolidated financial statements.

                               ENDO NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                    Nine Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                            2006         2005
                                                        ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                            $(440,051)   $ (86,395)
    Adjustments to reconcile net loss to net cash
      provided by operations:
          Items not requiring cash:
                Depreciation and amortization             125,975      157,052
                Common stock issued for services          125,550         --
          Changes in assets and liabilities:
                Accounts receivable                       (50,821)    (137,306)
                Prepaid expenses                           (3,291)       8,556
                Accounts payable and accrued expenses     302,047      155,113
                                                        ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                  59,409       97,020
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                    (3,759)    (194,161)
                                                        ---------    ---------

NET CASH USED BY INVESTING ACTIVITIES                      (3,759)    (194,161)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on (proceeds from) lease financing           (33,942)       6,255
                                                        ---------    ---------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          (33,942)       6,255
                                                        ---------    ---------

Effect of foreign exchange rate changes on cash           (21,377)      93,036
                                                        ---------    ---------

NET CHANGE IN CASH                                            331        2,150

Cash, beginning of period                                    --         11,612
                                                        ---------    ---------

Cash, end of period                                     $     331    $  13,762
                                                        =========    =========

    Supplemental information:
       Income taxes paid                                $    -0-     $    -0-
       Interest paid                                    $  17,108    $  22,278

 See accompanying summary of accounting policies and notes to consolidated financial statements.

                               ENDO NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  MANAGEMENT REPRESENTATION AND PRESENTATION

The consolidated balance sheet of ENDO Networks, Inc. ("ENDO" or the "Company") as of June 30, 2006, the related consolidated statements of operations for the three and nine months ended June 30, 2006 and 2005, consolidated statements of stockholders' deficit for the year ended December 31, 2005 and six months ended June 30, 2006 and consolidated statements of cash flows for the nine months ended June 30, 2006 and 2005 included in the financial statements have been prepared by ENDO without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the ENDO'S financial position and results of operations. The results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended September 30, 2005 to be reported in Form 10-KSB, have been omitted.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

ENDO is a company that uses technology and proven marketing tactics to engage consumers and compel specific behaviors in high traffic public locations such as events, retail and restaurant locations across North America, and online. ENDO also develops application software and client controlled media.

Principles of Consolidation

The accompanying  consolidated financial statements include our accounts and the
accounts  of  our   wholly-owned   subsidiary.   All  significant   intercompany
transactions and balances have been eliminated in consolidation.

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

Income (Loss) per Share

The basic net income (loss) per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and nine months ended June 30, 2006 and the nine months ended June 30, 2005 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities consisted of 634,000 of stock options at June 30, 2006 and 2005.

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


Foreign Currency Translation

As nearly all operations are conducted in Canada, the Canadian dollar is the functional currency. All balance sheet accounts have been translated at the current exchange rate as of June 30, 2006. Statement of operations items have been translated at average currency exchange rates during the periods ended June 30, 2006 and 2005. The resulting translation adjustment is recorded as a separate component of comprehensive loss within stockholders' deficit.

NOTE 3 - GOING CONCERN

For the nine months ended June 30, 2006 and the year ended September 30, 2005, ENDO incurred losses totaling $440,051 and $214,221, respectively, and at June 30, 2006 had a working capital deficit of $883,489.

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

NOTE 4 - LEASE FINANCING OBLIGATIONS

In September 2005 the ENDO restructured its lease payable obligation. As of June 30, 2006, ENDO is in technical default on its current lease obligations since it has missed payments totaling approximately $26,497. As a result the entire lease payable has been classified as a current liability, and is included with current maturities of capital leases payable in the accompanying financial statements.

NOTE 5 - PAYROLL TAXES

ENDO is required to remit employer payroll and employee payroll and income tax withholding payments in the month following the payroll period. As of June 30, 2006 payroll tax and income tax withholding payments in the amount of $65,328 are in arrears. ENDO may be required to pay interest and penalties as a result of its taxes not being paid on a timely basis.

NOTE 6 - RELATED PARTY TRANSACTIONS

On June 26, 2006, the Company signed an Asset Purchase Agreement with its President, Peter B. Day, to sell all of our assets and 100% of the stock of Endo Networks, Inc., a Canadian corporation ("Endo Canada"), a wholly owned subsidiary of the Company. All of the Company's assets and virtually all of its liabilities are held in Endo Canada. As consideration for the sale Mr. Day agreed to assume substantially all of the Company's liabilities.

On August 1, 2006, the Company sent a proxy to its shareholders to approve the transaction outlined above. The shareholder meeting is scheduled to be held on September 5, 2006.

NOTE 7 - COMMON STOCK

In May 2006 the Company issued a total of 837,000 shares of common stock in return for consulting services provided by two consultants. Based on the last trading price prior to the issuance of the stock a non-cash consulting expense of $125,550 was recorded for the issuance of these shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-QSB and in our Form 10-KSB. This report contains forward-looking statements including, without limitation, statements regarding trends, cyclicality, seasonality, volatility and growth in the markets we sell into, our strategic direction, new product introductions, our liquidity position, our ability to generate cash from continuing operations, our expected order and revenue growth, the potential impact of our adopting new accounting pronouncements, our financial results, the impact and timing of our enterprise resource planning and customer relationship management systems implementation, our obligations under our retirement and post-retirement benefit plans, timing of, costs related to, and savings from our restructuring programs, the existence or length of an economic recovery and our ability to take advantage of a recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in "Factors That May Affect Future Results" and elsewhere in this Form 10-QSB.

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

LIQUIDITY AND CAPITAL RESOURCES

Total assets decreased by $52,767 during the nine months ended June 30, 2006 from $584,107 at December 31, 2005 to $531,340 at June 30, 2006 We do not expect to incur material capital expenditures during the next 12 months for equipment relating to new client deployments. We are continuing to generate operating losses and there is no assurance we will be able to generate sufficient revenues or obtain sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to us. We do not have any long term or contingent obligations that must be satisfied.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006 TO THE THREE AND NINE MONTHS ENDED JUNE 30, 2005

REVENUE. During the three months ended June 30, 2006, the company generated revenues of $213,634 from sales compared to revenues from sales for the three months ended June 30, 2005 of $377,068, which represents a decrease of $163,434 over the same period of the prior year. In the nine months ended June 30, 2006 the company had revenues of $746,736 compared with sales of $814,295 for the same period the prior year. This decrease for the three months and increase for the nine months is because the company had strong sales in the first three months and softer sales in the six months ended June 30, 2006. In the last few years the Company had sales of approximately $120,000 per quarter to a client that had very low gross margins and in the quarter ended June 30, 2006, the Company ceased that work.

COST OF SALES. Cost of goods sold increased from $165,724 or 44% of sales for the three months ended June 30, 2005 to $121,940 or 57% of sales for the three months ended June 30, 2006, an increase of 13%. For the nine months ended June 30, 2006 our cost of sales increased to $314,975 or 42% from $260,831 or 32% for the nine months ended June 30, 2005, due to having higher ongoing contract labor costs for the projects we are planning for the coming quarters.

GROSS PROFIT. Gross profit decreased to $91,694 for the three months ended June 30, 2006 from $211,344 for the three months ended June 30, 2005. For the nine months ended June 30, 2006, our gross profit was $431,761 compared to $553,464 for the nine months ended June 30, 2005. Gross profit decreased from 68% for the nine months ended June 30, 2005 to 58% for the nine months ended June 30, 2006 due to a higher number of contract laborers and higher labor rates.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES. General, administrative and selling expenses were $335,798 for the three months ended June 30, 2006, compared to $119,520 for the three months ended June 30, 2005, representing an increase of $216,278. General, administrative and selling expenses were $745,837 for the nine months ended June 30, 2006, compared to $482,807 for the nine months ended June 30, 2005. The decrease is due to our decreased sales activity and one time consulting costs of approximately $125,000 charged to expense in June 2006.

Amortization and depreciation expense are not included in our general and administrative expenses. These expenses were $42,097 and $52,150 for the three months ended June 30, 2006 and 2005 respectively. Also, depreciation and amortization expense was $125,975 and $157,052 for the nine months ended June 30, 2006 and 2005 respectively.

NET INCOME (LOSS) AND INCOME (LOSS) PER SHARE.

As a result of the above, in the three months ended June 30, 2006, our net loss was $286,201 or $0.02 per share, compared to a net income of $39,674 or $0.00 per share for the three months ended June 30, 2005. Similarly, in the nine months ended June 30, 2006, our net loss was $440,051 or $0.03 per share, compared to a net loss of $86,395 or $0.01 per share for the nine months ended June 30, 2005.

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

/s/ Peter B. Day
-----------------------
Peter B. Day
Chief Executive Officer
August 3, 2006

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

Date: August 3, 2006

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

Date: August 3, 2006

/s/ Peter B. Day
----------------
Peter B. Day,
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Endo Networks, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Peter B. Day, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.


/s/ Peter B. Day
----------------
Peter B. Day,
Chief Executive Officer

August 3, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Report of Endo Networks, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Peter B. Day, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.


/s/ Peter B. Day
----------------
Peter B. Day,
Chief Financial Officer
August 3, 2006