Form 10KSB
period 2006-09-30
China West Coal Energy Inc
filed 2007-01-19
CIK 1120096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ______________

Commission File Number 000-51753

CHINA WEST COAL ENERGY INC.
(Exact name of Registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	75-2882833 (I.R.S. Employer Identification No.)

Room 2205, Suite A, Zhengxin Building, No. 5, Gaoxin 1st Road, Gao Xin District, Xi’an, Shaanxi Province, People’s Republic of China (Address of principal executive offices)	N/A (Zip Code)

(029) 8209-1099 (Issuer's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class None	Name of each exchange on which registered None
Securities registered pursuant to Section 12(g) of the Act:
Title of Class Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer's revenues for its most recent fiscal year: $923,129*

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on January 15, 2007 was approximately $18,228,800. The per share stock price for computational purposes was $1.05, based on the closing sale price per share for the Registrant's common stock on the OTC Bulletin Board on January 15, 2007. This value is not intended to be a representation as to the value or worth of the Registrant's common stock. The number of non-affiliates of the Registrant has been calculated by subtracting the number of shares held by persons affiliated with the Registrant from the number of outstanding shares.

The number of shares of the Registrant's common stock outstanding on January 15, 2007 was 28,227,250.

Transitional Business Disclosure Format (Check One). Yes ☐ No ☒

* Please see Explanatory Note on page A-2 regarding the financial information in this Form 10-KSB Annual Report.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-KSB
FOR YEAR ENDED SEPTEMBER 30, 2006

Page
Explanatory Note	A-2
Introductory Notes - Forward Looking Statements and Certain Terminology	A-2

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

A-1

EXPLANATORY NOTE

As previously reported in our Current Report on Form 8-K, on October 20, 2006, the Company, under its predecessor name Endo Networks, Inc. (“Endo”) and Endo’s prior majority shareholders, completed a share exchange transaction with Hangson Limited, a British Virgin Islands company (“Hangson”) and Hangson’s shareholders (the “Exchange”) that resulted in Hangson becoming a wholly-owned subsidiary of Endo and also resulted in a change of control of the Company. The Exchange was accounted for as a reverse acquisition and recapitalization and, as a result, Endo’s (the legal acquirer) consolidated financial statements will, in substance, be those of Hangson (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of Endo being included effective from the date of the Exchange. However, the Exchange was not completed until after the end of Company’s current fiscal year, September 30, 2006 and thus the Company was required to file this Annual Report on Form 10-KSB for Endo’s business activities prior to the Share Exchange and as of September 30, 2006. Although this Annual Report on Form 10-KSB includes descriptions of the Share Exchange and the business of the combined entity after the Closing of the Share Exchange, the financial statements and information included are only those of Endo, the legal acquirer. The financial statements for Hangson for the years ended December 31, 2004 and December 31, 2005 were included with the Form 8-K filed on October 26, 2006 in connection with the Exchange. Further, the Company has also decided to adopt the fiscal year end of Hangson, its operating business after the share exchange transaction, and thus the Company will be filing an annual report on Form 10-KSB for its new fiscal year ending December 31st, commencing with the Company’s annual report for the year ending December 31, 2006.

INTRODUCTORY NOTES - FORWARD LOOKING STATEMENTS AND CERTAIN TERMINOLOGY

Some of the statements made by us in this Annual Report on Form 10-KSB are forward-looking in nature, including but not limited to, statements relating to our future revenue, product development, demand, acceptance and market share, gross margins, levels of research and development, our management's plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "plan", "possible", and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors, many of which are discussed throughout this Annual Report and particularly in the sections titled “Factors That May Affect Future Results” and “Factors Affecting Business, Operating Results and Financial Condition”, both of which are included in the section titled “Management’s Discussion and Analysis of Plan of Operation”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

● our ability to finance our activities and maintain our financial liquidity;
● our ability to attract and retain qualified, knowledgeable employees;
● the impact of general economic conditions on our business;
● postponements, reductions, or cancellations in orders from new or existing customers;
● the limited number of potential customers for our products;
● the variability in gross margins on our products;
● our ability to design and market new products successfully;
● our failure to acquire new customers in the future;
● deterioration of business and economic conditions in our markets;
● intensely competitive industry conditions with increasing price competition; and
● the rate of growth in the alternative fuel markets.

In this document, the words "we," "our," "ours," "us," and “Company” refer to China West Coal Energy Inc. and our subsidiaries.

A-2

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History Of Endo Networks, Inc.

China West Coal Energy Inc. (“CWCE” or the “Company”) was originally incorporated in Texas as “Discount Mortgage Services, Inc.” on July 11, 2000 and in September 2001, the Company purchased Endo Networks, Inc., a corporation incorporated in Ontario, Canada on January 11, 2001 (“Endo Canada”). In November 2001, the Company changed its name to Endo Networks, Inc. and was redomiciled to the State of Nevada in December 2002.

Prior to the Share Exchange transaction described below, CWCE conducted through, and all of CWCE’s assets were contained within, Endo Canada, in which conceptual and software development was ongoing for approximately two years by the Company founders, through ongoing contract relationships with software development companies. The Company helped businesses acquire new customers and build sales and loyalty with existing customers. The Company used interactive technology such as touch screen kiosks, handheld computers, and websites, combined with promotional marketing tactics to filter large numbers of consumers, to find qualified prospects, and even precondition them for a sale. Our services can be deployed within a business' own retail environment, to increase sales with their own customer base by increasing frequency of visit and/or average spend with individual customers, or they can be deployed within a partner location such as an office tower or a consumer show, to find and acquire qualified new customers. The Company’s prior areas of expertise included: web, kiosk, handheld, wireless, loyalty, promotional marketing, direct marketing, integration with point of sale, surveys, incentive, sampling, and field and event marketing. The client base included specialty retail, general retail, food service, automotive, alcohol, energy, consumer packaged goods, entertainment, amateur sports, and telecommunications companies.

However, since its inception, the Company had incurred losses and had substantial trouble maintaining consistent cash flow necessary to operate our business. As recently as its last fiscal year and quarter, the Company reported losses and working with a capital deficit for those same periods.  The additional investment and infrastructure needed to sustain our business and develop our operations could not be supported by its current cash flow. In view of the foregoing, the Company’s lack of our growth and the limited platform for our future growth in its current state, the Company’s Board determined that it would be in our stockholders’ best interests to sell all of Endo’s assets to Peter B. Day, the Company’s previous President, CEO and sole director prior to the Closing of the Share Exchange.  In making the determination to sell all of our assets to Mr. Day, the Board gave primary consideration to Mr. Day’s familiarity with our operations and business relations.  The Company’s Board believed that Mr. Day’s knowledge of our operations would lead to an efficient and expeditious sale process.  The Board was also able to negotiate Mr. Day’s agreement to assume any liability with respect to the Company’s assets prior to the Closing. The Asset and Share Purchase Agreement (the “Purchase Agreement”) by and between the Company and Mr. Day was approved by our Board and executed on June 26, 2006, and a majority of our shareholders approved the Purchase Agreement at our Annual Shareholder meeting on September 5, 2006.  The Purchase Agreement was filed as Exhibit A to our Schedule 14A Information Statement, which was filed with the Securities and Exchange Commission on August 8, 2006, and is incorporated herein by reference.  The description of the Purchase Agreement contained herein and the transactions contemplated thereby do not purport to be complete and are qualified in their entireties by reference to such document. On September 30, 2006, the Company completed its sale of all of its assets and shares of Endo Canada to Mr. Day, pursuant to the terms of that certain Purchase Agreement. Following the Closing of the Purchase Agreement, the Company had nominal assets and no business operations, and it sought to identify, evaluate and investigate various companies with the intent that, if such investigation warrants, a reverse merger transaction could be negotiated and completed pursuant to which the Company would acquire a target company with an operating business with the intent of continuing the acquired company’s business as a publicly held entity.

On October 18, 2006, the Company executed a Share Exchange Agreement (“Exchange Agreement”) by and among Hangson Limited, a business company incorporated under the laws of the British Virgin Islands (“Hangson”), and the stockholders of 100% of Hangson’s common stock (the “Hangson Stockholders”), on the one hand, and Endo and a majority of the Company’s stockholders (“Endo Stockholders”), on the other hand. The closing of this share exchange transaction (the “Share Exchange”) occurred on October 20, 2006 (the “Closing Date” or the “Closing”). Separately, Hangson has entered into consulting service agreements and equity-related agreements (the “Contractual Arrangements”) with Shaanxi Suoang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”), which is a limited liability company headquartered in the People’s Republic of China (“PRC”) and organized under the laws of the PRC. Hangson’s business operations are conducted through Shaanxi Suoang under these Contractual Arrangements.

Under the Exchange Agreement, on the Closing Date, the Company issued a total of 26,000,000 shares of Common Stock (the “ENDO Shares”) to the Hangson Stockholders and to Viking Partners, Inc., a consultant in this transaction, in exchange for 100% of the common stock of Hangson. Additionally, immediately prior to the Closing Date, Peter B. Day, the Company’s then President, CEO and sole director voluntarily cancelled 715,500 (post-reverse split) shares of the 915,500 (post 1 for 5 reverse split) shares of the Company’s common stock that he owns; and three of Company’s other shareholders also voluntarily cancelled a total of 438,850 (post 1 for 5 reverse split) shares of the Company’s common stock that they own, and the Company issued an additional 669,600 shares pursuant to certain anti-dilution provisions contained in agreements the Company had with two consultants. Also pursuant to the Share Exchange, and as approved by a majority of the Company’s shareholders, the Company split its common stock on a 1-for-5 reverse basis (the “Reverse Split”) prior to the Closing Date. After the cancellations, the consultant anti-dilution share issuances, the Reverse Split and minor corrective stock issuances for rounding of fractional shares resulting from the Reverse Split, the Company had approximately  2,227,250 shares of common stock outstanding and after the Share Exchange, the Company had approximately 28,227,250 shares of common stock outstanding, with the Hangson’s Shareholders owning approximately 85% of the Company’s common stock. In addition, at Closing, Hangson paid the Company’s creditors a total of US $500,000 for services rendered, in order to satisfy certain obligations as set forth in the Exchange Agreement. We accounted for this Share Exchange as a reverse acquisition and recapitalization and, as a result, the Company’s consolidated financial statements are in substance those of Hangson, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the Share Exchange.

From and after the Closing Date of the Share Exchange, the Company’s primary operations consisted of the operations of Hangson and its variable interest entity (“VIE”), Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”)

Having no substantive operation of its own, Hangson, through its VIE, Shaanxi Suoang, is engaged in the production and sale of coal-polymer (“COPO”) resin products, including but not limited to, degradable mulch used for the conservation of moisture and warmth of soil and protection of the roots of plants, and materials used for plastic injection molding, electric wire covering, and garbage bags. Shaanxi Suoang is also engaged in the research, development, production and sale of “coal-water mixture,” which is a potential fuel substitute for coal, oil or gas.

Recent Events

Effective January 4, 2007, we changed our name from “Endo Networks, Inc.” to “China West Coal Energy Inc.” (the “Name Change”) and we increased the number of our authorized shares of capital stock to 250,000,000 shares, which include 200,000,000 shares of common stock and 50,000,000 shares of preferred stock (“Authorized Shares Amendment”), by filing a Certificate of Amendment to amend our Articles of Incorporation. On November 27, 2006, holders of a majority of our outstanding common stock approved the Name Change and the Authorized Shares Amendment to our Articles of Incorporation. On December 8, 2006, we filed a definitive information statement on Schedule 14C with the SEC, which was delivered to our stockholders of record to notify them that the stockholders had approved the Name Change and the Authorized Shares Amendment to our Articles of Incorporation.

As discussed more fully in the Form 8-K Current Report filed with the SEC on January 16, 2007, the Company’s Board of Directors, by unanimous written consent, approved a change of the Company ’s fiscal year. The Company’s new fiscal year will begin on January 1 and end on December 31 of each year, and this change shall be applicable with the year ending December 31, 2006.

Throughout the remainder of this report, when we use phrases such as "we," "our," "company," "us," we are referring to CWCE, Hangson, and Shaanxi Suoang as a combined entity.

Overview of Hangson Limited

Hangson is a company incorporated under the laws of the British Virgin Islands on June 2, 2006.  The Company is engaged in the production and sale of coal-polymer (“COPO”) resin products, including but not limited to, degradable mulch used for the conservation of moisture and warmth of soil and protection of the roots of plants, and materials used for plastic injection molding, electric wire covering, and garbage bags. The Company is also engaged in the research, development, production and sale of “coal-water mixture,” which is a potential fuel substitute for coal, oil or gas. Hangson does not conduct any substantive operations of its own and conducts its primary business operations through its variable interest entity (“VIE”), Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”)

PRC law currently has limits on foreign ownership of certain companies. To comply with these foreign ownership restrictions, we operate our business in China through Shaanxi Suo’ang Biological Science & Technology Co., Ltd., which is a limited liability company headquartered in Xi’an, China and organized under the laws of China (hereinafter, referred to together as “Shaanxi Suoang”). Shaanxi Suoang has the licenses and approvals necessary to operate our business in China. We have contractual arrangements with Shaanxi Suoang and its shareholders pursuant to which we provide technology consulting and other general business operation services to Shaanxi Suoang. Through these contractual arrangements, we also have the ability to substantially influence Shaanxi Suoang’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable us to control Shaanxi Suoang, we are considered the primary beneficiary of Shaanxi Suoang. Accordingly, we consolidate Shaanxi Suoang’s results, assets and liabilities in our financial statements. For a description of these contractual arrangements, see the section below titled “Contractual Arrangements with Shaanxi Suoang and its Shareholders.” The Company’s consolidated assets do not include any collateral for Shaanxi Suoang’s obligations. The creditors of Shaanxi Suoang do not have recourse to the general credit of the Company.

Contractual Arrangements With Shaanxi Suoang And Its Shareholders

Our relationships with Shaanxi Suoang and its shareholders are governed by a series of contractual arrangements. Under PRC laws, each of Hangson, and Shaanxi Suoang is an independent legal person and none of them is exposed to liabilities incurred by the other party. Other than pursuant to the contractual arrangements between Hangson and Shaanxi Suoang, Shaanxi Suoang does not transfer any other funds generated from its operations to Hangson. As of August 18, 2006, we entered into the following contractual arrangements with Shaanxi Suoang as described below:

Consulting Services Agreement. Pursuant to the exclusive consulting services agreements between Hangson and Shaanxi Suoang, Hangson has the exclusive right to provide to Shaanxi Suoang general business operations services as well as consulting services related to the technological research and development of coal-based products as well as general business operation advice and strategic planning (the “Services”). Under this agreement, Hangson owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. Shaanxi Suoang pays a quarterly consulting service fees in Renminbi (“RMB”) to Hangson that is equal to all of Shaanxi Suoang’s revenue for such quarter.

Operating Agreement. Pursuant to the operating agreement among Hangson, Shaanxi Suoang and all shareholders of Shaanxi Suoang (collectively “Shaanxi Suoang’s Shareholders”), Hangson provides guidance and instructions on Shaanxi Suoang’s daily operations, financial management and employment issues. The shareholders of Shaanxi Suoang must designate the candidates recommended by Hangson as their representatives on Shaanxi Suoang’s board of directors. Hangson has the right to appoint senior executives of Shaanxi Suoang. In addition, Hangson agrees to guarantee Shaanxi Suoang’s performance under any agreements or arrangements relating to Shaanxi Suoang’s business arrangements with any third party. Shaanxi Suoang, in return, agrees to pledge its accounts receivable and all of its assets to Hangson. Moreover, Shaanxi Suoang agrees that without the prior consent of Hangson, Shaanxi Suoang will not engage in any transactions that could materially affect the assets, liabilities, rights or operations of Shaanxi Suoang, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of this agreement is ten (10) years from August 18, 2006 and may be extended only upon Hangson’s written confirmation prior to the expiration of this agreement, with the extended term to be mutually agreed upon by the parties.

Equity Pledge Agreement. Under the equity pledge agreement between the shareholders of Shaanxi Suoang and Hangson, the shareholders of Shaanxi Suoang pledged all of their equity interests in Shaanxi Suoang to Hangson to guarantee Shaanxi Suoang’s performance of its obligations under the technology consulting agreement. If Shaanxi Suoang or Shaanxi Suoang’s Shareholders breaches its respective contractual obligations, Hangson, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. Shaanxi Suoang’s Shareholders also agreed that upon occurrence of any event of default, Hangson shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the Shaanxi Suoang’s Shareholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Hangson may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The shareholders of Shaanxi Suoang agreed not to dispose of the pledged equity interests or take any actions that would prejudice Hangson’ interest. The equity pledge agreement will expire two (2) years after Shaanxi Suoang’s obligations under the exclusive consulting services agreements have been fulfilled.

Option Agreement.  Under the option agreement between the shareholders of Shaanxi Suoang and Hangson, the shareholders of Shaanxi Suoang irrevocably granted Hangson or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Shaanxi Suoang for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. Hangson or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is ten (10) years from August 18, 2006 and may be extended prior to its expiration by written agreement of the parties.

Proxy Agreement. Pursuant to the proxy agreement among Hangson and Shaanxi Suoang’s Shareholders, Shaanxi Suoang’s Shareholders agreed to irrevocably grant a person to be designated by Hangson with the right to exercise Shaanxi Suoang’s Shareholders’ voting rights and their other rights, including the attendance at and the voting of Shaanxi Suoang’s Shareholders’ shares at the shareholders’ meetings (or by written consent in lieu of such meetings) in accordance with applicable laws and its Article of Association, including but not limited to the rights to sell or transfer all or any of his equity interests of the Shaanxi Suoang, and appoint and vote for the directors and Chairman as the authorized representative of the shareholders of Shaanxi Suoang. The term of this Proxy Agreement is ten (10) years from August 18, 2006 and may be extended prior to its expiration by written agreement of the parties.

Shaanxi Suo’ang Biological Science & Technology Co., Ltd.

As discussed above, our operations are conducted through Shaanxi Suoang, which is a limited liability company headquartered in Xian, China and organized under the laws of PRC. Shaanxi Suoang was organized in May 2002. Shaanxi Suoang is engaged in research, development, marketing and sales of coal polymer resin products, and is also engaged in research, development, marketing and the sales of “coal water mixture”, which can potentially be used as a fuel substitute for oil, gas or coal.

Principal Products Or Services

Shaanxi Suoang currently has two major lines of products:

1.
Coal-polymer (“COPO”) resin products, including degradable mulch used for the conservation of moisture and warmth of soil and protection of the roots of plants, materials used for plastic injection molding, electric wire covering, garbage bags, etc. The Company has a patent (number 94104380.0) regarding the production of COPO resin products. Currently, the Company is selling over 5 different COPO products to over 10 provinces and districts around China.

2.
Coal Water Mixture Fuel. Coal water mixture fuel is a fuel substitute that can be used instead of oil, coal and gas, in industrial boilers, power plant boilers and industrial kilns. After two years of research and feasibility study, the Company is ready to commercialize this fuel substitute for use in boilers used for central heating for government buildings, schools, armed forces’ barracks, and residential communities, and also for use in industrial production facilities. The Company is currently constructing a coal water mixture production plant in western China. The whole construction project is estimated to cost approximately RMB60 million (US$7,500,000) in total. First phase of the construction is projected to be complete by the end of 2006 and the Company expects production of Coal Water Mixture Fuel to commence by early 2007.

Coal Polymer Resin Products

The development, production, marketing and sales of coal-polymer (“COPO”) resin based products is currently Hangson’s largest business. The Company has placed great emphasis on the research and development of diversified products by taking the multi-functional COPO resin parent material as the base for such products. It has launched more than five kinds of product in the COPO series by relying on the technologies of its research and development (“R&D”) center. The Company developed a series of products with high performance and relatively lower cost, such as COPO resin degradable film, COPO charcoal and COPO resin anti-static parent material in 2004 and continue to produce products such as degradable mulch used for the conservation of moisture and warmth of soil and protection of the roots of plants, and material components used in the manufacture of products such as plastic injection molding, electric wire covering, and garbage bags. Currently, these products are marketed, distributed and sold in over ten provinces of China, including Xian, Shaanxi, Gansu and Xinjiang, and the Company’s market share for these types of products in these areas continues to grow. The Company plans to continue developing, manufacturing and selling COPO resin based products in the future while developing and commercializing its Coal Water Mixture product described below.

Coal Water Mixture Fuel

Coal Water Mixture Fuel (“CWM Fuel”) is a viscous, heavy liquid fuel that is produced by mixing grinded coal, water and chemical additives. This liquid fuel can be stored, pumped and burned as a substitute for oil or gas in properly modified furnances or boilers. In general, CWM Fuel is cheaper than oil or gas but its combustion thermal efficiency may be similar to oil or gas. Further, CWM Fuel may burn cleaner than coal and thus, may be a more environmentally friendly fuel.

The Company is also currently constructing a CWM Fuel production facility in the city of Tongchuan with an expected annual production capacity of 300,000 tons that will enable the Company to supply several industrial users and two central heating stations in Tongchuan.

China is a large producer and consumer of coal and will remain so for the foreseeable future. Pollution resulting from coal combustion causes concern both within and outside China. Approximately 90% of environmental pollution in China is attributable to direct coal combustion. The Chinese Government is currently developing policies and implementing control-measures to reduce this pollution. Clean coal technology (CCT) can play an important part in this process, contributing to both improved energy utilization efficiency and reduced environmental pollution.

In August 1995, the Chinese government formulated “the 9th Five-Year Plan for Clean Coal Technology in China and a Development Program to 2010.” In the “10th Five-Year Plan” the State emphasized the need to strengthen clean coal technology R&D and also to promote commercialization of proven clean coal technologies. The potential clean coal technology market in China is substantial. The Company’s CWM Fuel, being a mixture of coal, water, and additives, presents itself as a fuel to substitute direct coal combustion. Use of the CWM Fuel not only allows the mixture to be transported as a fluid, which avoids coal dust dispersion and spontaneous combustion during transportation and storage, but it also allows the equipment used to burn this fuel to be simplified. CWM Fuel may enhance the combustion efficiency rate of coal while reducing the dust emission rate.

Because direct coal combustion has caused serious pollution in China, the Chinese government has enacted relevant laws and regulations to require enterprises to replace old direct coal combustion industrial burners or furnaces with furnaces that use cleaner fuels. In the city of Xian, for example, thousands of plants continue to use old direct coal combustion burners or furnaces. In addition, we believe on average, approximately 200 furnaces are purchased by local enterprises in Xian each year. But based on prevailing regulations, no new direct coal combustion furnace is allowed to be installed within Xian’s city limits. Therefore, considering the high and fluctuating prices of petroleum, the potential demand for the Company’s CWM Fuel product as a cleaner substitute for direct coal combustion may be substantial.

In 2003, Shaanxi Suoang’s board of directors realized this opportunity and initiated the development of CWM Fuel products. After studying the market demand for CWM Fuel in the cities of Qingdao, Shenyang, Maoming, Foshan for two years and conducting a feasibility study, the Company decided to develop its CWM Fuel product which complies with the environmental protection policies of “prohibiting the burning of raw coal” in large-sized or medium-sized cities such as Xi’an. The Company developed a series of patented technologies in 2004, including the “biological anticoagulation agent,” “combustion supporting agent,” “techniques for the production of coal water mixture by utilizing the waste fluid from paper making and silt in urban area” and the “garbage combustion techniques based on coal water mixture.” Thus, we believe that the conditions for the application, promotion and industrialized production and sale of CWM Fuel is now mature. The Company has invested approximately RMB60 million to initiate the construction of the production facility base for its CWM Fuel in the city of Tongchuan, and the Company is currently planning for an annual production capacity of 300,000 tons, which would be one of the largest in Western China.

The Company’s future plans relating to its CWM products include either the purchase of or becoming a major shareholder in boiler manufacturers in Shaanxi Province that will produce boilers that are compatible with our CWM Fuel, and also the potential purchase of coal mines to supply the coal needed to manufacture the CWM Fuel.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES AND OUR CUSTOMERS

Most of the Company’s COPO products are sold through directly to dealers. Currently, we have approximately 24 distribution agents throughout the PRC such as Xinjiang, Shandong, Shanxi, Qinghai, Ningxia, Gansu and Xi’an. The Company will continue to establish more representative offices and engage additional distribution agents in order to strengthen its distribution network. The Company recognizes the importance of branding as well as packaging. All of our Company’s COPO products bear a uniform brand but we also brand and package our products with specialized designs to differentiate the different categories of the Company’s products.

We conduct promotional marketing activities to publicize and enhance the Company’s image as well as reinforce the recognition of the Company’s brand name by:

1.	publishing advertisements and articles in national as well as specialized and provincial newspapers, magazines, and in other media, including the Internet;

2.	participation in national meetings, seminars, symposiums, exhibitions for bio-technology and other related industries; and

3.	sending direct mail to potential customers, including companies and government departments.

We currently have over 24 customers, including major direct customers located in Xi’an, Shandong, Guansu and Xinjiang.

Our CWM Fuel product will be sold and distributed by the Company directly to its customers. We plan to conduct promotional marketing activities to publicize our product and enhance the Company’s image as well as to reinforce the recognition of the Company’s brand name through assistance from the local government.

COMPETITION

With respect to our COPO products, we have four major competitors in the PRC: Liaoyang North Degradable Plastic Co., Ltd., Gansu Tianshui Plastic Co., Ltd., Shandong Shenxian Mulching Film Factory; and Xinjiang Tianye Joint-Stock Co., Ltd. These companies have more assets and have a larger market share. The Company is able to compete with these competitors because of the strong R&D capability, extensive sales network and lower prices.

In regards to our CWM Fuel product, we have no major competitors in Shaanxi province but we have four competitors in other provinces: Tai’an Liangda CWM Co., Ltd., Datong Huihai CWM Company, Daqing Shengtai Clean Coal Fuel Co., Ltd., and Ningbo Hongyuan CWM Co., Ltd. The Company will be able to compete with these competitors because of the strong R&D capability, extensive sales network, abundant coal resources, the local government’s assistance and lack of competitors in the Shaanxi market.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE PRINCIPAL SUPPLIERS

Our principal raw material is coal that is supplied directly from the local coal mines and used to manufacture our products. The Company designs, develops and manufactures its products at its manufacturing facilities located at Xi’an, PRC. The prices for this raw material is subject to market forces largely beyond our control, including energy costs, market demand, and freight costs. The prices for this raw material have varied significantly in the past and may vary significantly in the future.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

We rely on a combination of trademark, copyright and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. We have an issued patented special technology in regards to our COPO products in China, valid for 10 years and we intend to apply for more patents to protect our core technologies. We also enter into confidentiality, non-compete and invention assignment agreements with our employees and consultants and nondisclosure agreements with third parties. We also have a registered trademark in the PRC that we use for the branding of our COPO products.

Coal and bio-technology companies are at times involved in litigation based on allegations of infringement or other violations of intellectual property rights. Furthermore, the application of laws governing intellectual property rights in the PRC and abroad is uncertain and evolving and could involve substantial risks to us.

GOVERNMENT APPROVAL AND REGULATION OF THE COMPANY’S PRINCIPAL PRODUCTS OR SERVICES

The State Environmental Protection Laws of the PRC governs us and our products. The Company is subject to various PRC federal, state and local environmental laws and regulations, including the State Environmental Protection Laws concerning emissions to the air, discharges to waterways, the release of materials into the environment, the generation, handling, storage, transportation, treatment and disposal of waste materials or otherwise relating to the protection of the environment. The Company endeavors to ensure the safe and lawful operation of its facilities in manufacturing and distribution of products and believes it is in compliance in all material respects with applicable PRC laws and regulations.

No enterprise may start production at its facilities until it receives approval from the Ministry of Commerce to begin operations. The Company currently has obtained the requisite approval and licenses from the Ministry of Commerce in order to operate our production facilities.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

In compliance with PRC environmental regulations, the Company will be required to pay for costs of environmental compliance and safety once it commences operations of its CWM Fuel production facility. No environmental compliance expenses were required in 2005 for the Company’s current COPO products production facility.

RESEARCH AND DEVELOPMENT

We place great emphasis on product research and development (“R&D”). Shaanxi Suoang has a research and development center located in Xian, PRC and it will continue to conduct research and development to develop and improve the quality of the products that it produces.

EMPLOYEES

As September 30, 2005, Endo Networks, Inc. had 18 employees. As of September 30, 2006, the Company had 5 employees.

In 2004, Shaanxi Suoang had 60 employees. In 2005, Shaanxi Suoang had 80 employees. Currently, Shaanxi Suoang has 76 employees. We believe the success of our business depends, in part, on our ability to attract and retain qualified personnel, particularly qualified scientific, technical and key management personnel. Our employees are not governed by collective bargaining agreements. We believe our relationships with our employees are good.

PRINCIPAL EXECUTIVE OFFICES

Our principal executive office is located at Room 2205, Suite A, Zhengxin Building, No. 5, Gaoxin 1st Road, Gao Xin District, Xi’an, Shaanxi Province, People’s Republic of China and our telephone number is (029) 8209-1099.

FILING STATUS

We file reports with the Securities and Exchange Commission ("SEC"). You can read and copy any materials we file with the Commission at its' Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, including us.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s headquarters is currently located in approximately 298 square meters of office space and production facilities at Room 2205, Suite A, Zhengxin Bldg., No.5, Gaoxin 1st Road, Gao Xin District, Xi’an, Shaanxi Province, People’s Republic of China. The Company leases this office space. We believe that our existing production facilities for our COPO products are well maintained, in good operating condition, and will be sufficient for our production goals for the next year. The Company is also currently constructing a production facility for the Coal Water Mixture product in Tong Chuan City, PRC.

In China, the Company owns or leases the following properties:

Property Location	Area (sq. meters)	Lease Expiration Period	Purpose
Room 2205, Suite A, Zhengxin Bldg., No.5, Gaoxin 1st Road, Gao Xin District, Xi’an, Shaanxi Province, People’s Republic of China	248	March 17, 2008	Offices
No. 36 Da Xing Lu, Xian Shi, People’s Republic of China	2,310	December 30, 2013	Production and Manufacturing Facility
Yao Zhou Ou, Tong Chuan City, People’s Republic of China	40,626	None - Company owned	Production facility for coal water mixture - under construction

ITEM 3. LEGAL PROCEEDINGS

We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders at its offices located at 2624 Dunwin Drive, Unit #3, Mississauga, Ontario, Canada L5l 3T5 on September 5, 2006 at 9:30 A.M. As described more fully in the Company’s Definitive Proxy Statement on Schedule 14A filed on August, 8, 2006, we held the meeting: (a) to elect Peter B. Day as the sole member of the Company’s Board of Directors, whose terms are described in the proxy statement; (b) to consider and vote on approval of the sale of all of our assets and shares of Endo Networks, Inc. (Canada) to Mr. Peter Day pursuant to that certain Asset and Share Purchase Agreement, dated as of June 26, 2006; (c) to grant our Board of Directors the authority to effect a reverse stock split of up to 20 to 1; and (d) to grant our Board of Directors the authority to effect a forward stock split of up to 20 to 1. The following is the results of the voting:

1.               Election of Director:

Nominees	Number of Shares

Peter B. Day	For:	11,957,113
	Against:	0
	Abstain:	1,600,253

2.	To approve Asset and Share Purchase Agreement, dated as of June 26, 2006

Approve	Number of Shares

Asset and Share Purchase Agreement	For:	11,957,113
	Against:	0
	Abstain:	1,600,253

3.	To approve grant of authority to the Board to effect a reverse stock split of up to 20 to 1.

Approve	Number of Shares

Authority for Reverse Stock Split	For:	11,957,113
	Against:	0
	Abstain:	1,600,253

4.	To approve grant of authority to Board to effect a forward stock split of up to 20 to 1.

Approve	Number of Shares

Authority for Reverse Stock Split	For:	11,957,113
	Against:	0
	Abstain:	1,600,253

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is not listed on any stock exchange. The common stock is traded over-the-counter on the Over-the-Counter Electronic Bulletin Board under the symbol "CWCE". The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years (for fiscal year ended September 30), as reported by the Over-the-Counter Electronic Bulletin Board. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	LOW	HIGH
2006
Fourth Quarter	$0.13	0.16
Third Quarter	$0.14	0.15
Second Quarter	$0.10	0.14
First Quarter	$0.10	0.10

2005
Fourth Quarter	$0.10	0.10
Third Quarter	$0.10	0.10
Second Quarter	$0.09	0.10
First Quarter	$0.08	0.12

As of January 15, 2007, there were approximately 110 stockholders of record of our common stock.

DIVIDENDS

We have never paid any dividends on the Common Stock or the Preferred Stock. We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the Common Stock or the Preferred Stock in the foreseeable future.

TRANSFER AGENT

Our transfer agent is Signature Stock Transfer, Inc., 14675 Midway Road, Suite 221, Dallas, Texas 75244. Their telephone number is (972) 612-4120.

EQUITY COMPENSATION PLAN INFORMATION

We currently do not have any equity compensation plans.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

As described in full detail in our Current Report on Form 8-K filed on November 17, 2006, which is incorporated herein by reference, on November 9, 2006, the Company's Board of Directors elected to dismiss Lopez, Blevins, Bork & Associates, L.L.P. (“LBB”) as its independent registered public accounting firm (“Independent Accountant”) and also elected to retain Schwartz Levitsky Feldman LLP, Chartered Accountants as its new Independent Accountant. During the Company’s fiscal year ended September 30, 2005 and the subsequent interim period through November 9, 2006, the date of the dismissal of LBB, the Company did not have any disagreement with LBB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The decision to change Independent Accountants was approved by the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

Pursuant to the Share Exchange Agreement entered by and among Hangson Limited, a British Virgin Islands company (“Hangson”), and the stockholders of 100% of Hangson’ common stock (the “Hangson Stockholders”), on the one hand, and the Registrant and a majority of the Registrant’s stockholders (“ENDO Stockholders”), on the other hand, the Company issued 26,000,000 shares of the Company’s common stock (the “ENDO Shares”) to the Hangson Shareholders and to Viking Partners, Inc. (“Viking”), a consultant in the Share Exchange transaction, in exchange for 100% of the common stock of Hangson. The issuance of the Endo Shares to the Hangson Shareholders and Viking pursuant to the Share Exchange Agreement was exempt from registration under the Securities Act pursuant to Section 4(2) and/or Regulation S thereof. We made this determination based on the representations of the Hangson Shareholders and Viking which included, in pertinent part, that such shareholders were either (a) "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and/or (b) not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that each member understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

On May 2, 2006, we entered into a consulting agreement (the “TriPoint Agreement”) with TriPoint Capital Advisors, LLC (“TriPoint”), a business consultant, in order to assist us in our business development, with the structuring of capital transactions, to provide mergers and acquisition support services, and corporate compliance support.  As consideration for their services under the agreement, we agreed to issue Tripoint 472,000 shares  (94,400 shares after giving effect for the 5:1 reverse stock split on October 17, 2006) of our common stock. Based on the last trading price prior to the issuance of the stock a non-cash consulting expense of $70,800 was recorded for the issuance of these shares. The TriPoint Agreement provided that if a reduction in shares occurs after the date of the agreement by reason of a reverse stock split, then the Company is obligated to issue TriPoint a warrant for the purchase of additional shares of common stock, at the then par value, sufficient to preserve the original share issuance in the agreement of 472,000 (the “TriPoint Agreement Anti-Dilution Provision”). The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering.

On May 2, 2006, we entered into a consulting agreement (the “Progressive Agreement”) with Progressive Capital Markets, LLC (“Progressive”), a business consultant, in order to assist us in our business development, with the structuring of capital transactions, to provide mergers and acquisition support services, and corporate compliance support.  As consideration for their services under the agreement, we agreed to issue Progressive 365,000  (73,000 shares after giving effect for the 5:1 reverse stock split on October 17, 2006) shares of our common stock. Based on the last trading price prior to the issuance of the stock a non-cash consulting expense of $54,750 was recorded for the issuance of these shares. The Progressive Agreement provided that if a reduction in shares occurs after the date of the agreement by reason of a reverse stock split, then the Company is obligated to issue Progressive a warrant for the purchase of additional shares of common stock, at the then par value, sufficient to preserve the original share issuance in the agreement of 365,000 (the “Progressive Agreement Anti-Dilution Provision”). The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering.

On October 11, 2006, pursuant to the TriPoint Agreement Anti-Dilution Provision and because the Company engaged in a 1 for 5 Reverse Stock Split (as discussed more fully above), the Company issued TriPoint a warrant (the “TriPoint Warrant”) for the purchase of an additional 377,600 shares of the Company’s common stock with an exercise price of $.001 per share, so as to preserve the number of shares held by TriPoint prior to the Reverse Split at 472,000 shares as required under the TriPoint Agreement. The warrant was issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering.

On October 11, 2006, pursuant to the Progressive Agreement Anti-Dilution Provision and because the Company engaged in a 1 for 5 Reverse Stock Split (as discussed more fully above), the Company issued Progressive a warrant (the “Progressive Warrant”) for the purchase of an additional 292,000 shares of the Company’s common stock with an exercise price of $.001 per share, so as to preserve the number of shares held by Progressive prior to the Reverse Split at 365,000 shares as required under the Progressive Agreement. The warrant was issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering.

On October 17, 2006, TriPoint exercised their TriPoint warrant, as described above, and the Company issued to TriPoint 377,600 shares of the Company’s common stock at an exercise price of $.001 per share to TriPoint. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering.

On October 17, 2006, Progressive exercised their Progressive warrant, as described above, and the Company issued to Progressive 292,000 shares of the Company’s common stock at an exercise price of $.001 per share to Progressive. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering.

During July 2005, the Company issued 55,000 shares (11,000 shares after giving effect for the 5:1 reverse stock split on October 17, 2006) of its common stock to consultants for consulting services valued $0.10 per share or $5,500, which was the fair value of common stock on the date issued. These transactions were exempt from registration requirements in reliance on Section 4(2) of the Securities Act of 1933. There was no form of general solicitation or general advertising undertaken and the investor is accredited.

During July 2004, the Company issued 96,500 (19,300 shares after giving effect for the 5:1 reverse stock split on October 17, 2006) shares of common stock to consultants for consulting services valued $0.07 per share or $6,755, which was the fair value of common stock on the date issued.    These transactions were exempt from registration requirements in reliance on Section 4(2) of the Securities Act of 1933. There was no form of general solicitation or general advertising undertaken and the investor is accredited.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Introduction

As explained more fully above under the section “Explanatory Note” at the beginning of this Form 10-KSB, although this annual report includes descriptions of the Share Exchange and the business of the combined entity after the Closing of the Share Exchange, the financial statements included are only those of Endo, the legal acquirer. The financial statements for Hangson for the years ended December 31, 2004 and December 31, 2005 were included with the Form 8-K filed on October 26, 2006 (along with unaudited combined Pro Forma financial statements of the combined entities) in connection with the Exchange. The Company has decided to adopt the December 31 fiscal year end of Hangson and thus the Company will also file an annual report on Form 10-KSB for the combined entities commencing with the annual report for the year ending December 31, 2006.

Overview

China West Coal Energy Inc. (formerly Endo Networks, Inc.) (the “Company”) was originally incorporated in Texas as “Discount Mortgage Services, Inc.” on July 11, 2000 and in September 2001, the Company purchased Endo Networks, Inc., a corporation incorporated in Ontario, Canada on January 11, 2001 (“Endo Canada”). In November 2001, the Company changed its name to Endo Networks, Inc. and was redomiciled to the State of Nevada in December 2002. Prior to the Share Exchange transaction described below, the Company conducted through, and all of the Company ’s assets were contained within, Endo Canada, in which conceptual and software development was ongoing for approximately two years by the Company founders, through ongoing contract relationships with software development companies.

On October 18, 2006, we entered into a definitive Share Exchange Agreement with Hangson Limited (“Hangson”), whereby we would acquire all of the outstanding common stock of Hangson in exchange for newly-issued shares of our common stock to the Hangson shareholders (the “Share Exchange”). On October 20, 2006 (the “Closing Date”), Hangson became our wholly-owned subsidiary and Hangson’s shareholders became owners of the majority of our voting stock. The acquisition of Hangson by us was accounted for as a reverse merger because on a post-merger basis, the former shareholders of Hangson held a majority of our outstanding common stock on a voting and fully-diluted basis. As a result, Hangson is deemed to be the acquirer for accounting purposes. From and after the Closing Date of the Share Exchange, the Registrant’s primary operations will now consist of the operations of Hangson.

Additionally, on August 18, 2006, Hangson entered various agreements with Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”). Through these contractual arrangements, we have the ability to substantially influence Shaanxi Suoang’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which obligates Hangson to absorb a majority of the risk of loss from Shaanxi Suoang activities, enables Hangson to control Shaanxi Suoang, and enables Hangson to receive a majority of Shaanxi Suoang’s expected residual returns, Hangson is considered the primary beneficiary of Shaanxi Suoang. Accordingly, we consolidate Shaanxi Suoang’s results, assets and liabilities in our financial statements. For a description of these contractual arrangements, see the section above titled “Contractual Arrangements with Shaanxi Suoang and its Shareholders.” The Company’s consolidated assets do not include any collateral for Shannxi Suoang’s obligations. The creditors of Shannxi Suoang do not have recourse to the general credit of the Company.

Hangson was incorporated under the laws of the British Virgin Islands on June 2, 2006. Hangson does not conduct any substantive operations of its own and conducts its primary business operations through Shaanxi Suoang. Shaanxi Suoang is engaged in the research, development, production, marketing and sales of coal-polymer (“COPO”) resin products including but not limited to, degradable mulch used for the conservation of moisture and warmth of soil and protection of the roots of plants, and materials used for plastic injection molding, electric wire covering, and garbage bags. Shaanxi Suoang is also engaged in the research, development, production and sale of “coal-water mixture,” which is a potential fuel substitute for coal, oil or gas. Our primary business operations are conducted through our wholly-owned subsidiary Hangson Limited (“Hangson”). Hangson does not conduct any substantive operations of its own but conducts its primary business operations through its variable interest entity (“VIE”), Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”).

Significant Accounting Policies

Cash and equivalents

We consider all highly liquid investment instruments purchased with original maturities of three months or less when acquired to be cash equivalents.

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

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.  The Company recognizes revenue from the sale of advertising related products and services like interactive advertising, studio promotion, and event management as the services are performed.

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

Foreign exchange

As nearly all operations are conducted in Canada, the Canadian dollar is the functional currency. All balance sheet accounts have been translated at the current exchange rate as of September 30, 2006. Statement of operations items have been translated at average currency exchange rates during the years ended September 30, 2006 and 2005. The resulting translation adjustment is recorded as a separate component of comprehensive loss within stockholders plain deficit.

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

FISCAL YEAR END

Prior to our acquisition, Hangson’s reporting fiscal year end was December 31. However, our reporting year end was September 30. The Company has decided to adopt the fiscal year end of Hangson, its operating business after the share exchange transaction described above, and thus the Company will be filing an annual report on Form 10-KSB for its new fiscal year ending December 31, commencing with the Company’s annual report for the year ending December 31, 2006.

GOING CONCERN

The Company has incurred losses and has had substantial difficulties in maintaining necessary cash flows for proper operations for years. For the year ended September 30, 2006, the Company had an accumulated deficit totaling $1,271,176. Because of these recurring losses, the Company encountered difficulties in acquiring additional working capital to develop and/or renew its business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition to discontinuing the unprofitable operations, Management has entered into a Share Exchange Agreement as disclosed below which they believe will ultimately reverse these negative trends. No assurances can be given that Management’s Plans will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainity.

The Company had entered into a definitive Share Exchange Agreement to acquire Hangson Limited, a British Virgin Islands corporation after it sold all of its assets and liabilities to Mr. Peter B. Day, the Company’s President, CEO and director under an Asset and Share Purchase Agreement signed between the Company and Mr. Day on June 26, 2006. On October 20, 2006, the Company completed a share exchange transaction with Hangson Limited, a British Virgin Islands company (“Hangson”) and Hangson’s shareholders (the “Exchange”) that resulted in Hangson becoming a wholly owned subsidiary of Endo and also resulted in a change of control of the Company. The Exchange was accounted for as a reverse acquisition and recapitalization and, as a result, Endo’s (the legal acquirer) consolidated financial statements will, in substance, be those of Hangson (the accounting acquirer). This event may eventually mitigate the Company’s going concern problem.

These conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

SUMMARY OF FISCAL YEAR ENDED SEPTEMBER 30, 2006

RESULTS OF OPERATIONS

Revenues for the year ended September 30, 2006 were $923,129 compared with $1,289,498 for the previous year and cost of sales for the same periods were $468,926 and $599,483 respectively. Sales decreased by 28%, and our gross profit increased by 2%, which reflects an increase in our gross profit to 49 % of sales from 54 % of sales in the prior year. In the year ended September 30, 2006, we ceased to work some projects with low profit margin and our revenues consisted of service and product deployments and the increase in gross profit being due to doing similar deployments with less custom programming and less new hardware requirements.

Our general and administrative expenses increased to $950,869 from $808,552 the prior fiscal year which resulted in the company posting a loss, after depreciation and amortization expenses, of $602,399 compared to a loss of $214,221 the prior fiscal year.

LIQUIDITY

For the year ended September 30, 2006, we generated cash from operating activities of $223,218, as compared to $152,752 for the year ended September 30, 2005. This substantial change was because on September 30, 2006, we completed the sale of all the Company's stock of Endo Canada to Mr. Peter Day as fully described in notes 1 and 9 of Notes to Financial Statements. Thus, our operations were discontinued as of September 30, 2006 and gain on assets and liabilities transaction with related parties of $703,260 was included in additional paid-in capital.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain commitments that include future payments. We have presented below a summary in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
	In Thousands
Contractual Obligations:
Capital Lease Obligations	$4,814,929	4,814,929	--	--	--
Operating Leases	$305,309	53,106	73,444	75,358	103,401
Total Contractual Obligations:	$5,120,238	4,868,035	73,444	75,358	103,401

Operating lease amounts include minimum lease payments under our non-cancelable operating leases for office premises and production plants of Hangson. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

Capital commitments include capital contribution to a subsidiary and purchase of machines for our production of “coal-water mixture” of Hangson.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Related Party Transactions

For a description of our related party transactions see the section of this Current Report entitled “Certain Relationships and Related Transactions.”

Quantitative and Qualitative Disclosures about Market Risk

Exchange Rates

Shaanxi Suoang maintains its books and records in Renminbi (“RMB”), the lawful currency of the PRC. In general, for consolidation purposes, the Company translates Shaanxi Suoang’s assets and liabilities into US Dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of Shaanxi Suoang’s financial statements are recorded as accumulated other comprehensive income.

Until July 21, 2005, RMB had been pegged to US$ at the rate of RMB8.30: US$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People’s Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of ±0.3% around the unified exchange rate published by the People’s Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed contracts.

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	September 30, 2006	December 31, 2005	September 30, 2005

Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD0.127:RMB1	USD0.124:RMB1	USD0.123:RMB1

Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the period/ year ended	USD0.123:RMB1	USD0.122:RMB1	USD0.122:RMB1

RISK FACTORS

Factors Affecting Business, Operating Results and Financial Condition

An investment in our securities is very speculative and involves a high degree of risk. You should carefully consider the following risk factors, along with the other matters referred to in this Annual Report, before you decide to buy our securities. If you decide to buy our securities, you should be able to afford a complete loss of your investment.

Risks Associated With Our Business

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

Before investing in our common stock you should carefully consider the following risk factors, the other information included herein and the information included in our other reports and filings.  Our business, financial condition, and the trading price of our common stock could be adversely affected by these and other risks.

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history. Shaanxi Suoang commenced operations in 2002 and first achieved profitability in the year ended 2004. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the coal products and alternative energy industry in China. Some of these risks and uncertainties relate to our ability to:

● maintain our position as one of the market leaders in China;

● offer new and innovative products to attract and retain a larger customer base;

● attract additional customers and increase spending per customer;

● increase awareness of our brand and continue to develop user and customer loyalty;

● respond to competitive market conditions;

● respond to changes in our regulatory environment;

● manage risks associated with intellectual property rights;

● maintain effective control of our costs and expenses;

● raise sufficient capital to sustain and expand our business;

● attract, retain and motivate qualified personnel; and

● upgrade our technology to support additional research and development of new products.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We Must Obtain Additional Financing to Execute Our Business Plan

The revenues from the production and sale of our coal polymer (“COPO”) resin products and the projected revenues from our coal water mixture product are not adequate to support our expansion and product development programs.  We will need substantial additional funds to build and maintain our new production facilities, pursue further research and development, obtain regulatory approvals; file, prosecute, defend and enforce our intellectual property rights and market our products.  We will seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources.  We could enter into collaborative arrangements for the development of particular products that would lead to our relinquishing some or all rights to the related technology or products.

There are no assurances that future funding will be available on favorable terms or at all.  If additional funding is not obtained, we will need to reduce, defer or cancel development programs, planned initiatives or overhead expenditures, to the extent necessary.  The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations.

Our business and results of operations are dependent on coal markets, which may be cyclical.

As the majority of our revenue is currently derived from sales of coal-based products, our business and operating results are substantially dependent on the domestic supply for coal. The domestic and international coal markets are cyclical and exhibit fluctuation in supply and demand from year to year and are subject to numerous factors beyond our control, including, but not limited to, the economic conditions in the PRC, the global economic conditions and fluctuations in industries with high demand for coal, such as the power and steel industries. Fluctuations in supply and demand for coal have effects on coal prices which in turn affect our operating and financial performance. We have experienced substantial price fluctuations in the past and believe that such fluctuations will continue. The demand for coal is primarily affected by the overall economic development and the demand for coal from the electricity generation, steel and construction industries. The supply of coal on the other hand, is primarily affected by the geographical location of the coal supplies, the volume of coal produced by the domestic and international coal suppliers, and the quality and price of competing sources of coal. Alternative fuels such as natural gas, oil and nuclear power, alternative energy sources such as hydroelectric power, and international shipping costs also have effects on the market demand for coal. Excess demand for coal may have an adverse effect on coal prices which would in turn cause a decline in our profitability. A significant increase in domestic coal prices could also materially and adversely affect our business and result of operations.

Our business relies on our major customers.

For the years ended December 31, 2004 and 2005, Xinjiang Changji Autonomous Prefecture Runze Agricultural Materials Co., Ltd. (“Xingjiang Changji”) and Xijiang Akesu Hengfeng Agricultural Development Co., Ltd. (“Xijiang Akesu”) were our largest customers, respectively. For the year ended December 31, 2004, sales to Xinjiang Changji was $770,889, which represented 16.7% of our total net sales in 2004. For the year ended December 31, 2005, sales to Xijiang Akesu was $610,000, which represented 11% of our total net sales in 2005. Given the large percentage of our revenues derived from our sales to these two major customers, any adverse developments to Xinjiang Changji’s and Xijiang Akesu’s business operations could have an adverse impact on our results of operations.

Competition in the PRC and the international coal industry is increasing and our business and prospects will be adversely affected if we are not able to compete effectively.

We face competition in all areas of our business. Competition in the coal energy industry is based on many factors, including price, production capacity, quality and characteristics, transportation capability and costs, blending capability and brand name. Our coal-based products business competes in the domestic and international markets with other large domestic coal-based products companies and we will also have to compete with other competitors in the coal water mixture product industry. Some of our competitors may have greater financial, marketing, distribution and other resources than we do, and more well-known brand names in the markets. We currently compete favorably on the quality of our coal-based products. However, there can be no assurance that we will continue to compete favorably due to quality improvements by our competitors and this may have a material adverse impact on our results of operations.

We may suffer losses resulting from industry-related accidents and lack of insurance.

We operate manufacturing facilities that may be affected by water, gas, fire or structural problems. As a result, we, like other coal-based products companies, may experience accidents that will cause property damage and personal injuries. Although we have implemented safety measures for our production facilities and provided on-the-job training for our employees, there can be no assurance that industry-related accidents will not occur in the future.

We do not currently maintain fire, casualty or other property insurance covering our properties, equipment or inventories, other than with respect to vehicles. In addition, we do not maintain any business interruption insurance or any third party liability insurance to cover claims in respect of personal injury, property or environmental damage arising from accidents on our properties, other than third party liability insurance with respect to vehicles. Any uninsured losses and liabilities incurred by us could have a material adverse effect on our financial condition and results of operations.

Our business operations may be adversely affected by present or future environmental regulations.

As a producer of coal products, we are subject to significant, extensive, and increasingly stringent environmental protection laws and regulations in China. These laws and regulations:

● impose fees for the discharge of waste substances;

● require the establishment of reserves for reclamation and rehabilitation;

● require the payment of fines for serious environmental offenses; and

● allow the PRC Government, at its discretion, to close any facility that fails to comply with orders requiring it to correct or stop operations causing environmental damage.

Our operations may produce significant amounts of waste water, gas and solid waste materials. Currently, the PRC Government is moving toward more rigorous enforcement of applicable laws and regulations as well as the adoption and enforcement of more stringent environmental standards. Our budgeted amounts of capital expenditure for environmental regulatory compliance may not be sufficient and we may need to allocate additional funds for such purpose. If we fail to comply with current or future environmental laws and regulations, we may be required to pay penalties or fines or take corrective actions, any of which may have a material adverse effect on our business operations and financial condition.

In addition, China is a signatory to the 1992 United Nations Framework Convention on Climate Change and the 1997 Kyoto Protocol, which are intended to limit emissions of greenhouse gases. Efforts to control greenhouse gas emission in China could result in reduced use of coal if power generators switch to sources of fuel with lower carbon dioxide emissions, which in turn could reduce the revenues of our coal business and have a material adverse effect on our results of operations.

Our operations are subject to a number of risks relating to the PRC.

We are also subject to a number of risks relating to the PRC, including the following:

●
The central and local PRC governments continue to support the development and operation of coal industry in China. If the PRC Government changes its current policies that are currently beneficial to us, we may face significant constraints on our flexibility and ability to expand our business operations or to maximize our profitability.

●
Under current PRC regulatory requirements, our projects for the development of our coal water mixture fuel substitute require PRC Government approval. If any of our important projects required for our growth or cost reduction are not approved, or are not approved on a timely basis, our financial condition and operating performances could be adversely affected.

●
The PRC Government has been reforming, and is expected to continue to reform its economic system. Many of the reforms are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of the reform measures. This refining and readjustment process may not always have a positive effect on our operations. Our operating results may be adversely affected by changes in the PRC’s economic and social conditions and by changes in policies of the PRC Government such as changes in laws and regulations (or the interpretation thereof), imposition of additional restrictions on currency conversion and reduction in tariff protection and other import restrictions.

●
Since 1994, the conversion of Renminbi into foreign currencies, including Hong Kong and U.S. dollars, has been based on rates set by the People’s Bank of China, or PBOC, which are set daily based on the previous day’s PRC interbank foreign exchange market rate and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to U.S. dollars has generally been stable. On July 21, 2005, however, PBOC announced a reform of its exchange rate system. Under the reform, Renminbi is no longer effectively linked to US dollars but instead is allowed to trade in a tight 0.3% band against a basket of foreign currencies. Any further appreciation of Renminbi in the future will increase the cost of our export sales, reduce our account receivables denominated in foreign currencies and adversely affect our financial condition and results of operations. On the other hand, any devaluation of the Renminbi may adversely affect the value of, and dividends payable on our shares we receive our revenues and denominate our profits in Renminbi. Our financial condition and operating performance may also be affected by changes in the value of certain currencies other than Renminbi in which our earnings and obligations are denominated. In particular, a devaluation of the Renminbi is likely to increase the portion of our cash flow required to satisfy our foreign currency-denominated obligations.

●
Since 1997, many new laws and regulations covering general economic matters have been promulgated in the PRC. Despite this activity to develop the legal system, PRC’s system of laws is not yet complete. Even where adequate law exists, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of PRC’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation. In addition, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes.

Our coal water mixture production facilities will be subject to extensive regulation by the PRC Government and government regulations may limit our activities and adversely affect our business operations.

Our coal water mixture operations, like those of other PRC energy companies, will be subject to extensive regulation established by the PRC Government. Central governmental authorities, such as the National Development and Reform Commission, the State Environmental Protection Administration, the Ministry of Land and Resources, the State Administration of Coal Mine Safety, the and the State Bureau of Taxation, and provincial and local authorities and agencies exercise extensive control over various aspects of China’s coal industry and transportation (including rail and sea transport). These controls affect the following material aspects of our operations:

● pricing of our transport services;

● industry-specific taxes and fees;

● target of our capital investments;

● pension funds appropriation; and

● environmental and safety standards.

We may face significant constraints on our ability to implement our business strategies or to carry out or expand our business operations. Our business may also be materially and adversely affected by future changes in certain regulations and policies of the PRC Government in respect of the coal industry. New legislation or regulations may be adopted that may materially and adversely affect our coal water mixture operations, our cost structure or the demand for our products. In addition, new legislation or regulations or different or more stringent interpretation of existing laws and regulations may also require us to substantially change our existing operations or incur significant costs.

The Profitability of Our Products Depend on Our Ability to Operate Without Infringing the Proprietary Rights of Others and to Protect Proprietary Rights

We must operate without infringing the proprietary rights of third parties and without third parties circumventing our rights. The patent positions of coal and biotechnology enterprises, including ours, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved.  For example, no consistent policy has emerged regarding the breadth of bio-technology patent claims that are granted by the U.S. Patent and Trademark Office or enforced by the U.S. federal courts.  In addition, the scope of the originally claimed subject matter in a patent application can be significantly reduced before a patent is issued.  The biotechnology patent situation outside the U.S. is even more uncertain and is currently undergoing review and revision in many countries.  For our products, which have or in the future may have, obtained patent protection, their profitability may depend in part on our ability to obtain and maintain patents and licenses and preserve trade secrets, and the period our intellectual property remains exclusive.  Because patent applications are maintained in secrecy in some cases, we cannot be certain that we or our licensors are the first creators of inventions described in our pending patent applications or patents or the first to file patent applications for such inventions.

Other companies may independently develop similar products and design around any patented products we develop.

We cannot assure you that:

● any of our patent applications will result in the issuance of patents

● we will develop additional patentable products

● the patents we have been issued will provide us with any competitive advantages

● the patents of others will not impede our ability to do business; or

● third parties will not be able to circumvent our patents.

A number of coal-based products companies, bio-technology companies, research and academic companies and institutions have developed technologies, filed patent applications or received patents on technologies that may relate to our business.  If these technologies, applications or patents conflict with ours, our ability to sell our products may be curtailed.   If patents that cover our activities are issued to other companies, we may not be able to obtain licenses at a reasonable cost, or at all. We may also be unable to develop our technology; or introduce, manufacture or sell current or future products we have planned.

Patent litigation is becoming widespread in the bio-technology industry.  Such litigation may affect our efforts to form collaborations, to conduct research or development, to conduct clinical testing or to manufacture or market any products under development.  There are no assurances that our patents would be held valid or enforceable by a court or that a competitor’s technology or product would be found to infringe our patents in the event of patent litigation.  Our business could be materially affected by an adverse outcome to such litigation.   We could incur substantial costs and devote significant management resources to defend our patent position or to seek a declaration that another company’s patents are invalid.

Much of our know-how and technology may not be patentable, though it may constitute trade secrets. There are no assurances that we will be able to meaningfully protect our trade secrets.  We cannot assure you that any of our existing confidentiality agreements with employees, consultants, advisors or collaborators will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.  Collaborators, advisors or consultants may dispute the ownership of proprietary rights to our technology, for example by asserting that they developed the technology independently.

We May Encounter Difficulties in Manufacturing our Products

Before our products can be profitable, they must be produced in commercial quantities in a cost-effective manufacturing process that complies with regulatory requirements, including GMP, production and quality control regulations.  If we cannot arrange for or maintain commercial-scale manufacturing on acceptable terms, or if there are delays or difficulties in the manufacturing process, we may not be able to conduct clinical testing, obtain regulatory approval or meet demand for our products. Production of our products could require raw materials which are scarce or which can be obtained only from a limited number of sources.  If we are unable to obtain adequate supplies of such raw materials, the development, regulatory approval and marketing of our products could be delayed.

We May Not Be Able to Obtain the Regulatory Approvals or Clearances That Are Necessary to Commercialize Our Products

The PRC imposes significant statutory and regulatory obligations upon the manufacture and sale of our products.  Each regulatory authority typically has a lengthy approval process in which it examines product testing data and the facilities in which the product is manufactured.  Regulatory submissions must meet complex criteria to demonstrate the safety and efficacy of the ultimate products.  Addressing these criteria requires considerable data collection, verification and analysis.  We may spend time and money preparing regulatory submissions or applications without assurances as to whether they will be approved on a timely basis or at all.

Our product candidates, some of which are currently in the early stages of development, will require additional development prior to their commercialization. These steps and the process of obtaining required approvals and clearances can be costly and time-consuming.  If our potential products are not successfully developed, cannot be proven to be safe and effective through product testing, or do not receive applicable regulatory approvals and clearances, or if there are delays in the process:

● the commercialization of our products could be adversely affected;

● any competitive advantages of the products could be diminished; and

● revenues or collaborative milestones from the products could be reduced or delayed.

Governmental and regulatory authorities may approve a product candidate for fewer indications or narrower circumstances than requested or may condition approval on the performance of post-marketing studies for a product candidate.  Even if a product receives regulatory approval and clearance, it may later exhibit adverse side effects that limit or prevent its widespread use or that force us to withdraw the product from the market.

Any marketed product and its manufacturer will continue to be subject to strict regulation after approval.  Results of post-marketing programs may limit or expand the further marketing of products.  Unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market and possible civil actions.

In manufacturing our products we will be required to comply with applicable good manufacturing practices regulations, which include requirements relating to quality control and quality assurance, as well as the maintenance of records and documentation.  if we cannot comply with regulatory requirements, including applicable good manufacturing practice requirements, we may not be allowed to develop or market the product candidates.  If we or our manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including fines, product recalls or seizures, injunctions, refusal of regulatory agencies to review pending market approval applications or supplements to approve applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications and criminal prosecution.

Competitors May Develop and Market Products That Are Less Expensive, More Effective or Safer, Making Our Products Obsolete or Uncompetitive

Some of our competitors and potential competitors have greater product development capabilities and financial, scientific, marketing and human resources than we do.  Technological competition from other alternative energy, coal-based product and bio-technology companies is intense and is expected to increase.  Other companies have developed technologies that could be the basis for competitive products.  Some of these products have an entirely different approach or means of accomplishing the desired curative effect than products we are developing.  Alternative products may be developed that are more effective, work faster and are less costly than our products.  Competitors may succeed in developing products earlier than us, obtaining approvals and clearances for such products more rapidly than us, or developing products that are more effective than ours.  In addition, other forms of treatment may be competitive with our products. Over time, our technology or products may become obsolete or uncompetitive.

Our Products May Not Gain Market Acceptance

Our products may not gain market acceptance in the coal-based products and bio-technology community.  The degree of market acceptance of any product depends on a number of factors, including establishment and demonstration of clinical efficacy and safety, cost-effectiveness, clinical advantages over alternative products, and marketing and distribution support for the products.  Limited information regarding these factors is available in connection with our products or products that may compete with ours.

To directly market and distribute our products, we or our collaborators require a marketing and sales force with appropriate technical expertise and supporting distribution capabilities.  We may not be able to further establish sales, marketing and distribution capabilities or enter into arrangements with third parties on acceptable terms.  If we or our partners cannot successfully market and sell our products, our ability to generate revenue will be limited.

Our Operations and the Use of Our Products Could Subject Us to Damages Relating to Injuries or Accidental Contamination.

Our research and development processes involve the controlled use of hazardous materials.  We are subject to federal, provincial and local PRC laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products.  The risk of accidental contamination or injury from handling and disposing of such materials cannot be completely eliminated. In the event of an accident involving hazardous materials, we could be held liable for resulting damages.  We are not insured with respect to this liability. Such liability could exceed our resources.  In the future we could incur significant costs to comply with PRC environmental laws and regulations.

If We Were Successfully Sued for Product Liability, We Could Face Substantial liabilities That May Exceed Our Resources.

We may be held liable if any product we develop, or any product which is made using our technologies, causes injury or is found unsuitable during product testing, manufacturing, marketing, sale or use. We currently do not have product liability insurance. We are not insured with respect to this liability. If we choose to obtain product liability insurance but cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims, the commercialization of products that we develop may be prevented or inhibited. If we are sued for any injury caused by our products, our liability could exceed our total assets.

We Have Limited Business Insurance Coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. We do not have any business liability or disruption insurance coverage for our operations in China. Any business disruption, litigation or natural disaster may result in our incurring substantial costs and the diversion of our resources.

Our Success Depends on Attracting and Retaining Qualified Personnel

We depend on a core management and scientific team.  The loss of any of these individuals could prevent us from achieving our business objective of commercializing our product candidates.  Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing and government regulation.  We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.  If our recruitment and retention efforts are unsuccessful, our business operations could suffer.

Risk Related to the Alternative Energy Industry

A drop in the retail price of conventional energy or other alternative energy may have a negative effect on our business.

A customer's decision to purchase our Coal Water Mixture product will be primarily driven by the return on investment resulting from the energy savings from our Coal Water Mixture product. Any fluctuations in economic and market conditions that impact the viability of conventional and other alternative energy sources, such as decreases in the prices of oil and other fossil fuels could cause the demand for our Coal Water Mixture product to decline. Although we believe that current levels of retail energy prices support a reasonable return on investment for our Coal Water Mixture product, there can be no assurance that future retail pricing of conventional energy and other alternative energy will remain at such levels.

Existing regulations and changes to such regulations may present technical, regulatory and economic barriers to the purchase and use of coal water mixture product, which may significantly affect the demand for our products.

Our Coal Water Mixture product will be subject to oversight and regulation in accordance with national and local ordinances or regulations relating to safety, environmental protection, and related matters. We are responsible for knowing such ordinances and requirements must design our Coal Water Mixture product to comply with varying standards. Any new government regulations or utility policies pertaining to our products may result in significant additional expenses to us, our resellers and their customers and, as a result, could cause a significant reduction in demand for our product.

If our Coal Water Mixture product is not suitable for widespread adoption or sufficient demand for our Coal Water Mixture product does not develop or takes longer to develop than we anticipate, our sales would not significantly increase and we would be unable to achieve or sustain profitability.

The market for Coal Water Mixture products is emerging and rapidly evolving, and its future success is uncertain. If Coal Water Mixture and clean coal technology prove unsuitable for widespread commercial deployment or if demand for our Coal Water Mixture product fails to develop sufficiently, we may be unable to generate enough revenues to achieve and sustain profitability. In addition, demand for Coal Water Mixture product in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of coal water mixture technology and demand for our products, including:

● cost-effectiveness of coal water mixture technologies as compared with conventional and other alternative energy technologies;

● performance and reliability of our coal water mixture product as compared with conventional and other alternative energy products;

● capital expenditures by customers that tend to decrease if the PRC or global economy slows down; and

● availability of government subsidies and incentives.

Risks Related to Our Corporate Structure

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with our affiliated Chinese entity, Shaanxi Suoang, and its shareholders. We are considered a foreign person or foreign invested enterprise under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

We may be adversely affected by complexity, uncertainties and changes in PRC regulation of our business and companies, including limitations on our ability to own key assets.

The PRC government regulates the coal and bio-technology industries including foreign ownership of, and the licensing and permit requirements pertaining to, companies in these industry. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to PRC government regulation of our industry include the following:

●	we only have contractual control over Shaanxi Suoang. We do not own it due to the restriction of foreign investment in Chinese businesses; and

●
uncertainties relating to the regulation of the coal product and alternative energy business in China, including evolving licensing practices, means that permits, licenses or operations at our company may be subject to challenge. This may disrupt our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us.

The interpretation and application of existing PRC laws, regulations and policies and possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, alternative energy and bio-technology businesses in China, including our business.

In order to comply with PRC laws limiting foreign ownership of Chinese companies, we conduct our business through Shaanxi Suoang by means of contractual arrangements. If the PRC government determines that these contractual arrangements do not comply with applicable regulations, our business could be adversely affected.

The PRC government restricts foreign investment in businesses in China. Accordingly, we operate our business in China through Shaanxi Suoang. Shaanxi Suoang holds the licenses and approvals necessary to operate our coal-based products business in China. We have contractual arrangements with Shaanxi Suoang and its shareholders that allow us to substantially control Shaanxi Suoang. We cannot assure you, however, that we will be able to enforce these contracts.

Although we believe we comply with current PRC regulations, we cannot assure you that the PRC government would agree that these operating arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If the PRC government determines that we do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

Our contractual arrangements with Shaanxi Suoang and its shareholders may not be as effective in providing control over these entities as direct ownership.

Since PRC law limits foreign equity ownership in companies in China, we operate our business through an affiliated Chinese company, referred to herein as Shaanxi Suoang. We have no equity ownership interest in Shaanxi Suoang and rely on contractual arrangements to control and operate such business. These contractual arrangements may not be as effective in providing control over Shaanxi Suoang as direct ownership. For example, Shaanxi Suoang could fail to take actions required for our business despite its contractual obligation to do so. If Shaanxi Suoang fails to perform under their agreements with us, we may have to rely on legal remedies under PRC law, which may not be effective. In addition, we cannot assure you that Shaanxi Suoang’s shareholders would always act in our best interests.

The Chairman of the Board of Directors of Shaanxi Suoang has potential conflicts of interest with us, which may adversely affect our business.

Baowen Ren, our Chief Executive Officer, is also the Chairman of the Board of Directors of Shaanxi Suoang. Conflicts of interests between his duties to our company and Shaanxi Suoang may arise. As Mr. Ren is a director and executive officer of our company, he has a duty of loyalty and care to us under Nevada law when there are any potential conflicts of interests between our company and Shaanxi Suoang. We cannot assure you, however, that when conflicts of interest arise, Mr. Ren will act completely in our interests or that conflicts of interests will be resolved in our favor. In addition, Mr. Ren could violate his legal duties by diverting business opportunities from us to others. If we cannot resolve any conflicts of interest between us and Mr. Ren, we would have to rely on legal proceedings, which could result in the disruption of our business.

Risks Related to Doing Business in China

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

If PRC law were to phase out the preferential tax benefits currently being extended to foreign invested enterprises and “new or high-technology enterprises” located in a high-tech zone, we would have to pay more taxes, which could have a material and adverse effect on our financial condition and results of operations.

Under PRC laws and regulations, a foreign invested enterprise may enjoy preferential tax benefits if it is registered in a high-tech zone and also qualifies as “new or high-technology enterprise”. As a foreign invested enterprise as well as a certified “new or high-technology enterprise” located in a high-tech zone in Beijing, Shaanxi Suoang is entitled to a two-year exemption from enterprise income tax beginning from its first year of operation, followed by a 15% tax rate so long as it continues to qualify as a “new or high-technology enterprise.” Shaanxi Suoang is currently subject to a 15% enterprise income tax rate for so long as its status as a “new or high-technology enterprise” remains unchanged. If the PRC law were to phase out preferential tax benefits currently granted to “new or high-technology enterprises” and technology consulting services, we would be subject to the standard statutory tax rate, which currently is 33%, and we would be unable to obtain business tax refunds for our provision of technology consulting services. Loss of these preferential tax treatments could have a material and adverse effect on our financial condition and results of operations.

Shaanxi Suoang is subject to restrictions on making payments to us.

We are a holding company incorporated in the British Virgin Islands and do not have any assets or conduct any business operations other than our investments in our affiliated entity in China, Shaanxi Suoang. As a result of our holding company structure, we rely entirely on payments from Shaanxi Suoang under our contractual arrangements. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Government control of currency conversion may affect the value of your investment.” Furthermore, if our affiliated entity in China incurs debt on its own in the future, the instruments governing the debt may restrict its ability to make payments. If we are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our ordinary shares.

Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct our business primarily through our affiliated Chinese entity, Shaanxi Suoang. Our operations in China are governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us, our management or the experts named in the prospectus.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, most of our senior executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our PRC counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current structure, our income is primarily derived from payments from Shaanxi Suoang. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs are mostly denominated in RMB, while a significant portion of our financial assets are denominated in U.S. dollars. We rely entirely on fees paid to us by our affiliated entity in China. Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into RMB, as RMB is our reporting currency.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of SARS or another epidemic or outbreak. China reported a number of cases of SARS in April 2004. Any prolonged recurrence of SARS or other adverse public health developments in China may have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response may require temporary closure of our production facilities or of our offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

Risks Related to an Investment in Our Securities

To Date, We Have Not Paid Any Cash Dividends and No Cash Dividends Will be Paid in the Foreseeable Future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We intend to retain all earnings for the company's operations.

The Application of the "Penny Stock" Rules Could Adversely Affect the Market Price of Our Common Stock and Increase Your Transaction Costs to Sell Those Shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Our Common Shares are Thinly Traded and, You May be Unable to Sell at or Near Ask Prices or at All if You Need to Sell Your Shares to Raise Money or Otherwise Desire to Liquidate Your Shares.

The Company cannot predict the extent to which an active public market for its common stock will develop or be sustained. However, the Company does not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges.

Our common shares have historically been sporadically or "thinly-traded" on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; the termination of our contractual agreements with Shaanxi Suoang; and additions or departures of our key personnel, as well as other items discussed under this "Risk Factors" section, as well as elsewhere in this Current Report. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price. However, the Company does not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in Our Common Share Price May Subject Us to Securities Litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

Our corporate actions are substantially controlled by our principal shareholders and affiliated entities.

Our principal shareholders and their affiliated entities will own approximately 85% of our outstanding ordinary shares, representing approximately 85% of our voting power. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all shareholders of the company.

The Elimination of Monetary Liability Against our Directors, Officers and Employees under Nevada law and the Existence of Indemnification Rights to our Directors, Officers and Employees may Result in Substantial Expenditures by our Company and may Discourage Lawsuits Against our Directors, Officers and Employees.

Our articles of incorporation contains a provision that eliminates the liability of our directors for monetary damages to our company and shareholders to the extent allowed under Nevada law and we are prepared to give such indemnification to our directors and officers to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Legislative Actions, Higher Insurance Costs and Potential New Accounting Pronouncements may Impact our Future Financial Position and Results of Operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Past Activities Of The Company And Its Affiliates May Lead To Future Liability For The Company.

Prior to our entry into the Exchange Agreement with Hangson on October 20, 2006, the Company engaged in businesses unrelated to its current operations. Although the Endo Shareholders are providing certain indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made regarding such acquisition, any liabilities relating to such prior business against which Hangson is not completely indemnified may have a material adverse effect on the Company.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

● actual or anticipated fluctuations in our quarterly operating results;

● changes in financial estimates by securities research analysts;

● conditions in bio-technology and coal-based product markets;

● changes in the economic performance or market valuations of other alternative energy and coal-based products companies;

● announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

● addition or departure of key personnel;

● fluctuations of exchange rates between RMB and the U.S. dollar;

● intellectual property litigation; and

● general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

We believe that our current cash and cash equivalents, anticipated cash flow from operations and the net proceeds from this offering will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We will be subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by SEC have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

ITEM 7. FINANCIAL STATEMENTS
CHINA WEST COAL ENERGY INC.
(FORMERLY ENDO NETWORKS, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 and 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	F-1A

REPORT OF PREVIOUS INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1B

CONSOLIDATED BALANCE SHEET	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6 to F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China West Coal Energy Inc. (formerly Endo Networks, Inc.)

We have audited the accompanying consolidated balance sheet of China West Coal Energy Inc. (formerly Endo Networks, Inc.) as at September 30, 2006 and the related consolidated statements of operations, cash flows and changes in stockholders’ deficit for the year ended September 30, 2006.  These consolidated financial statements are the responsibility of the management of China West Coal Energy Inc. (formerly Endo Networks, Inc.) Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated balance sheet, statements of operations, cash flows and changes in stockholder deficit as of and for the year ended September 30, 2005 were audited by other auditors, whose report dated December 29, 2005 expressed an opinion without reservation.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China West Coal Energy Inc. (formerly Endo Networks, Inc.) as of September 30, 2006 and the results of its operations and its cash flows for the year ended September 30, 2006 in conformity with United States generally accepted accounting.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company has sustained recurring losses, has no source of revenue and has limited working capital. These conditions raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Toronto, Ontario, Canada

January 8, 2007

/s/ Schwartz Levitsky Feldman LLP
_____________________________
Schwartz Levitsky Feldman LLP
Chartered Accountants
Licensed Public Accountants

F-1A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China West Coal Energy, Inc
(formerly known as Endo Networks, Inc.)
Xi’an Shaanxi Province, People’s Republic of China

We have audited the accompanying balance sheet of China West Coal Energy, Inc. (formerly known as Endo Networks, Inc.) (the “Company”) as of September 30, 2005, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Endo Networks, Inc. as of September 30, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with the accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses from operations for the year ended September 30, 2005 totaling approximately $214,000 and has negative net worth approximating $215,000 and current liabilities exceed current assets by approximately $512,000. The Company will require additional working capital to develop its business until it either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regard to this matter are described in Note 3. The accompanying financial statements do not include any adjustments that might results from the outcome of these uncertainties.

/s/ LBB & Associates, Ltd., LLP
LBB & Associates, Ltd., LLP (formerly Lopez, Blevins, Bork & Associates, LLP)
Houston, Texas
December 29, 2005 (except for Note 10a. which is dated January 17, 2007)

F-1B

CHINA WEST COAL ENERGY INC.
(FORMERLY ENDO NETWORKS, INC.)

CONSOLIDATED BALANCE SHEETS
As at September 30, 2006 and 2005

	2006	2005

ASSETS

CURRENT ASSETS
Accounts receivable, net of allowance for doubtful
accounts of $Nil (2005: $Nil)	$—	$83,209
Prepaid expenses	—	59,728
Total current assets	—	142,937

Property and equipment, net of accumulated depreciation (note 4)	—	441,170

TOTAL ASSETS	$—	$584,107

LIABILITIES AND STOCKHOLDERS’ DEFINCIENCY

LIABILITIES
Current Liabilities:
Current maturities of capital leases payable	$—	$54,028
Accounts payable	—	196,092
Accrued expenses related party	—	251,120
Accrued expenses - other	10,000	153,244
Total current liabilities	10,000	654,484

Capital leases payable	—	144,132
	10,000	798,616
COMMITMENTS (note 5)

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 50,000,000 shares authorized,
2,712,000 shares (2005: 2,544,073) issued and outstanding (note 7)	2,712	2,544
Additional paid-in capital	1,143,368	314,726
Accumulated deficit	(1,271,176)	(668,777)
Accumulated other comprehensive income	115,096	136,998
Total Stockholders’ Deficit	(10,000)	(214,509)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$584,107

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WEST COAL ENERGY INC.
(FORMERLY ENDO NETWORKS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended September 30, 2006 and 2005

	2006	2005

Revenue	$923,129	$1,289,498
Cost of goods sold	468,926	599,483

Gross profit	454,203	690,015

Operating expenses

Depreciation and amortization	105,733	95,684

General and administrative	950,869	808,552

Total operating expenses	1,056,602	904,236

Net loss	(602,399)	(214,221)

Other comprehensive income
Foreign currency translation adjustment	(21,902)	92,883
Comprehensive loss	$(624,301)	$(121,338)

Net loss per share (basic and diluted)	$(0.23)	$(0.08)
Weighted average shares of common stock outstanding
Basic and diluted	2,588,101	2,538,618

The accompanying notes are an integral part of these consolidated financial statements.

 CHINA WEST COAL ENERGY INC.
(FORMERLY ENDO NETWORKS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended September 30, 2006 and 2005

	Common Stock
	Share	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance, September 30, 2004	2,533,073	$2,533	$309,237	$(454,556)	$44,115	$(98,671)

Common stock issued for services	11,000	11	5,489	—	—	5,500
Net loss for the year ended
September 30, 2005	—	—	—	(214,221)	—	(214,221)
Foreign currency translation adjustment	—	—	—	—	92,883	92,883

Balance, September 30, 2005	2,544,073	2,544	314,726	(668,777)	136,998	(214,509)

Common stock issued for services	167,400	168	125,382	—	—	125,550
Corrective issuance of common stock	527	—	—	—	—	—
Net loss for the year ended
September 30, 2006	—	—	—	(602,399)	—	(602,399)
Gain on assets and liabilities transaction with related parties			703,260			703,260
Foreign currency translation adjustment	—	—	—	—	(21,902)	(21,902)

Balance, September 30, 2006	2,712,000	$2,712	$1,143,368	$(1,271,176)	$115,096	$(10,000)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WEST COAL ENERGY INC.
(FORMERLY ENDO NETWORKS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 30, 2006 and 2005

	2006	2005

CASH FLOWS USED IN FROM DISCONTINUED OPERATIONS
Net loss	$(602,399)	$(214,221)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Bad debts	—	20,717
Depreciation and amortization	170,463	254,029
Common stock issued for services	125,550	5,500
Changes in:
Accounts receivable	(120,453)	—
Prepaid expenses	(23,582)	—
Accounts payable	65,024	(88,336)
Accrued expenses to related party	273,093	—
Accrued expenses	10,000	121,175
Other current liabilities	325,522	—

Net cash from operating activities	223,218	152,752

CASH FLOWS FROM INVESTING ACTITIES:
Purchase of property and equipment	(17,650)	(202,242)

Net cash used in investing activities	(17,650)	(202,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Lease financing payments	(202,130)	(14,616)

Net cash used in financing activities	(202,130)	(14,616)

Effect of foreign exchange rate changes on cash	(3,438)	52,494

Net change in cash	—	(11,612)

Cash, beginning of period	—	11,612

Cash, end of period	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WEST COAL ENERGY INC.
(FORMERLY ENDO NETWORKS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

1.	DESCRIPTION OF BUSINESS AND COMPANY STRUCTURE

China West Coal Energy Inc., formerly known as Endo Networks, Inc. (the “Company”), was originally incorporated in Texas as “Discount Mortgage Services, Inc.” on July 11, 2000. The Company purchased Endo Networks, Inc., a corporation incorporated in Ontario, Canada on January 11, 2001 (“Endo Canada”). In November 2001, the Company changed its name to Endo Networks, Inc. and was redomiciled to the State of Nevada in December 2002. The Company conducted business through Endo Canada and all of its assets were contained within Endo Canada, which engaged in conceptual and software development business for approximately two years through ongoing contract relationships with software development companies.

The Company has incurred losses and has had substantial difficulty in maintaining necessary cash flows for proper operation for years. The Company also required additional investment in infrastructure to sustain and develop its business. The need could not be met by its current cash flows. In view of the foregoing lack of growth and the limited platform for its future growth, the Company’s Board determined that it would be in the stockholders’ best interests to sell its investment in Endo Canada to Mr. Peter B. Day, the Company’s President, CEO and director.  The Company’s Board believed that Mr. Day’s knowledge of their operations would lead to an efficient and expeditious sale process.  An Asset and Share Purchase Agreement (the “Purchase Agreement”) by and between the Company and Mr. Day was approved by the Board and executed on June 26, 2006. The Company thus discontinued its operations as a result of this sale with effect from September 30, 2006. The Company then entered into a definitive Share Exchange Agreement to acquire Hangson Limited, a British Virgin Islands corporation on October 18, 2006. The transaction was closed on October 20, 2006 and Hangson became the Company’s wholly owned subsidiary after this event. For details of the event, please refer to note 10.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

 Cash Equivalents

The Company considers all highly liquid investment instruments purchased with original maturities of three months or less when acquired to be cash equivalents.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collect ability is probable.  The Company recognizes revenue from the sale of advertising related products and services like interactive advertising, studio promotion, and event management as the services are performed.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Revenue Recognition (Cont’d)

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

Accounts Receivable

The Company maintains allowances for doubtful accounts on all its accounts receivable for estimated losses resulting from the inability of its customers and others to make required payments.  If the financial condition of the Company's customers and others were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income arose from the changes in foreign currency exchange rates.

Stock Based Compensation

The Company has adopted the fair value accounting for employee stock options as per SFAS 123(R) using the modified retrospective application method, effective April 1, 2005. The fair value of the stock options are amortized into income over the vesting period of the options.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Impairment of long-lived assets

The Company monitors the recoverability of long-lived assets, including property and equipment and intangible assets, based upon estimates using factors such as expected future asset utilization, business climate, and undiscounted cash flows resulting from the use of the related assets or to be realized on sale. The Company policy is to write down assets to the estimated net recoverable amount, in the period in which it is determined likely that the carrying amount of the asset will not be recoverable.

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

Net income (loss) per share

The basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

For the year ended September 30, 2005 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net profit loss per common share.  These securities consisted of Nil and 126,800 of stock options at September 30, 2006 and 2005 respectively.

Software Capitalization

The Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In accordance with this standard, certain direct development costs associated with internal-use software are capitalized, including external direct costs of material and services, and payroll costs for employees devoting time to the software projects.  These costs are amortized over a period not to exceed five years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training, are expensed as incurred.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Advertising

Advertising and promotional costs are expensed when incurred. These expenses were $18,062 and $2,822 for the years ended September 30, 2006 and 2005 respectively.

Financial instruments

The carrying amount of the Company financial instruments, which include accounts receivable, accounts payable and accrued liabilities, capital leases payable approximate fair value. It is management opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments unless otherwise noted.

Foreign Currency Translation

As nearly all operations of the Company are conducted in Canada, the Canadian dollar is the functional currency. All balance sheet accounts have been translated at the current exchange rate as of September 30, 2006. Statement of operations items have been translated at average currency exchange rates during the years ended September 30, 2006 and 2005. The resulting translation adjustment is recorded as a separate component of comprehensive loss within stockholders’ deficit.

Recently Issued Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company’s management has not evaluated the impact of this pronouncement on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal 2008, and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Recently Issued Accounting Pronouncements (Cont’d)

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal year 2008. The adoption of EITF Issue No. 06-3 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the fiscal year beginning November 15, 2006. The Company is reviewing SAB No. 108 to determine what effect, if any, its adoption will have on the Company’s consolidated financial statement presentation and disclosures.

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006.

An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement.

In September 2006, the FASB issued SFAS No. 157 and No. 158. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Recently Issued Accounting Pronouncements (Cont’d)

Statement No. 158 is an amendment of FASB Statements No. 87, 88, 106, and 132(R). It improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

The Company does not expect application of SFAS No. 156, 157 and 158 to have a material affect on its consolidated financial statements.

3.	GOING CONCERN

The Company has incurred losses and has had substantial difficulties in maintaining necessary cash flows for proper operations for years. For the year ended September 30, 2006 and 2005, the Company incurred losses totaling $602,399 and $214,221, and at September 30, 2005 had a working capital deficit of $511,547. The Company’s accumulated deficit as of September 30, 2006 and 2005 are totaling $1,271,176 and $668,777 respectively. Because of these recurring losses, the Company encountered difficulties in acquiring additional working capital to develop and/or renew its business operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition to discontinuing the unprofitable operations, Management has entered into Share Exchange Agreement as disclosed below which they believe will ultimately reverse these negative trends. No assurances can be given that Management’s plans will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company had entered into a definitive Share Exchange Agreement to acquire Hangson Limited, a British Virgin Islands corporation after it sold all of its assets and liabilities to Mr. Peter B. Day, the Company’s President, CEO and director under an Asset and Share Purchase Agreement signed between the Company and Mr. Day on June 26, 2006. On October 20, 2006, the Company completed a share exchange transaction with Hangson Limited, a British Virgin Islands company (“Hangson”) and Hangson’s shareholders (the “Exchange”) that resulted in Hangson becoming a wholly owned subsidiary of Endo and also resulted in a change of control of the Company. The Exchange was accounted for as a reverse acquisition and recapitalization and, as a result, Endo’s (the legal acquirer) consolidated financial statements will, in substance, be those of Hangson (the accounting acquirer). This event may eventually mitigate the Company’s going concern problem.

4.	FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following as of September 30, 2006 and 2005:

	Estimated Useful Life (in years)	2006	2005
Automobiles	3	—	$3,337
Kiosk equipment	3	—	229,671
Furniture and equipment	5-7	—	664,095
Computer equipment and software	3-5	—	33,664
Intellectual property	2	—	344,160
Application development (software)	3	—	36,043
		—	1,310,970
Less: accumulated depreciation and Amortization		—	(869,800)
		—	$441,170

Depreciation and amortization expense was $170,463 and $254,029 for the year ended September 30, 2006 and 2005, respectively.

As of September 30, 2006, all the assets were sold in accordance with the Asset and Share Purchase Agreement.

5.	COMMITMENTS

Capital Leases

The Company leased equipment under long-term lease agreements.  Property and equipment includes equipment under capital leases as of September 30, 2006 and 2005 were $Nil and $659,514 respectively. The monthly payments for this note are $5,890 with the final payment due in August 2008.  The balance outstanding on the capital lease payable at September 30, 2006 and 2005 was $ Nil and $198,160 respectively.

Future maturities of these capital leases payable are as follows:

Year Ending September 30,	2006	2005

2006	—	$54,028
2007	—	60,280
2008	—	83,852
	—	198,160
Less: current portion	—	(54,028)
Total non-current portion	—	$144,132

Operating Lease

The Company leases its office space on a month-to-month basis. The Company had no other operating leases for the years ended September 30, 2006 and 2005. Rent expense was $23,849 and $23,675 for the years ended September 30, 2006 and 2005 respectively.

6.	INCOME TAXES

For the years ended September 30, 2006 and 2005, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $1,271,000 and $669,000 at September 30, 2006 and 2005 respectively, and will expire in the years 2021 through 2025.The provision for refundable Federal income tax for the years ended September 30 consists of the following:

	September 30, 2006	September 30, 2005
Refundable Federal income tax attributable to:
Current operations	—	$(72,800)
Less, Change in valuation allowance	—	72,800
Net refundable amount	—	—

6.	INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company net deferred tax amounts are as follows:

	September 30, 2006	September 30, 2005
Deferred tax asset attributable to:
Net operating loss carryover	$(197,900)	$(227,400)
Less, Valuation allowance	197,900	227,400
Net deferred tax asset	—	—

7.	STOCKHOLDERS' DEFICIT

Common Stock:

The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2006 and 2005, there were 2,712,000 and 2,544,073 shares outstanding after giving effect for the 5:1 reverse stock split on October 17, 2006.  The Company has not paid a dividend to its shareholders.

During June 2006, the Company issued 167,400 shares of common stock in return for consulting services provided by two consultants. Based on the last trading price prior to the issuance of the stock a non-cash consulting expense of $125,550 was recorded for the issuance of these shares.

During July 2005, the Company issued 11,000 shares of common stock for services valued at $0.50 per share or $5,500 which was the fair value of common stock on the date issued.

Stock Options:

No stock options were issued in 2006 and 2005.

7.	STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Options: (Cont’d)

The following table summarizes stock option activity:

	2006	2005
Outstanding, beginning of the year	126,800	126,800
Granted	—	—
Canceled	—	—
Exercised	— —	—
Expired	(126,800)
Outstanding, end of year	—	126,800
Exercisable at end of year	—	126,800

Weighted-average grant-date fair Value of options, granted during the year	$0.00	$0.00

Weighted-average remaining, years Of contractual life	$0.00	$0.25

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2004:  zero dividend yield, expected volatility of 195%, risk-free interest rate of 2.75% and expected lives of 2 years.

The options granted have an exercise price of $2.50 per share and vest at the date of issuance. The maximum exercise term of the options is two years.

8.	CONCENTRATIONS OF CREDIT RISK

As of September 30, 2005, amounts due from two customers individually amounted to 48% and 14% of total trade accounts receivable.

For the year ended September 30, 2006 two customers individually accounted for 50% and 10% of total revenues. For the year ended September 30, 2005, the Company had four customers that individually accounted for 31%, 20%, 13%, and 12% of total revenues.

9.	RELATED PARTY TRANSACTIONS

According to a verbal agreement the Company pays its President approximately $8,600 per month in consulting fees for the years ended September 30, 2005 and 2006. the Company has accrued consulting fees due to its President in the amount of $238,787 at September 30, 2005. At September 30, 2005, an additional $12,333 was owed to the President for an advance he made to the Company. These amounts were recorded under accrued expenses - related parties in the financial statements.

On June 26, 2006, the Company signed an Asset Purchase Agreement with its President, Peter B. Day, to sell all of the Company’s assets and 100% of the stock of Endo Canada, a wholly owned subsidiary of the Company. All of the Company’s assets and virtually all of its liabilities are held in Endo Canada. As consideration for the sale, Mr. Day agreed to assume substantially all of the Company’s liabilities including above-mentioned accrued expenses.

The Company also pays for the President’s home office rent. For the year ended September 30, 2005 and 2006, the total rent paid by the Company for the President’s home office was $17,900 and $15,064.

10.	SUBSEQUENT EVENTS

a)	Reverse split on outstanding shares and name change:

The Company affected a 1 for 5 reverse split of its common stock, which is effective as of October 17, 2006.  The Company’s Board of Directors approved the Reverse Split in June 2006 and a majority of its stockholders approved it at the annual shareholder meeting on September 5, 2006. The Company had a total of 2,712,000 shares of common stock outstanding after the reverse split.

Effective on January 4, 2007, the Company changed its name from “Endo Networks, Inc.” to “China West Coal Energy Inc.” and increased the number of its authorized shares of capital stock to 250,000,000 shares, which includes 200,000,000 shares of common stock and 50,000,000 shares of preferred stock, by filing a Certificate of Amendment to amend its Articles of Incorporation.

On November 27, 2006, holders of a majority of the Company’s outstanding common stock approved the name change and the Authorized Shares Amendment to the Company’s Articles of Incorporation.

On December 8, 2006, the Company filed a definitive information statement on Schedule 14C with the SEC, which was delivered to its stockholders of record to notify them that the stockholders had approved the above name change and the authorized shares amendment to the Company’s Articles of Incorporation.

b)	Share exchange and reverse merger transaction:

On October 18, 2006, the Company executed a Share Exchange Agreement (“Exchange Agreement”) by and among Hangson Limited, a business company incorporated under the laws of the British Virgin Islands (“Hangson”), and the stockholders of 100% of Hangson’s common stock (the “Hangson Stockholders”), on the one hand, and the Company and a majority of the Registrant’s stockholders (“the Company Stockholders”), on the other hand. This transaction was closed on October 20, 2006.

Under the Exchange Agreement, on the Closing Date, the Company issued a total of 26,000,000 shares of Common Stock (the “ENDO Shares”) to the Hangson Stockholders and to Viking Partners, Inc., a consultant in this transaction, in exchange for 100% of the common stock of Hangson. Additionally, immediately prior to the Closing Date, Peter B. Day, the Company’s then President, CEO and sole director voluntarily cancelled 715,500 (post-reverse split) shares of the 915,500 (post 1 for 5 reverse split) shares of the Company’s common stock that he owns; and three of the Company’s other shareholders also voluntarily cancelled a total of 438,850 (post 1 for 5 reverse split as mentioned above) shares of the Company’s common stock that they own, and the Company issued an additional 669,600 shares pursuant to certain anti-dilution provisions contained in agreements the Company had with two consultants. After the reverse split mentioned above, the cancellations and the consultant anti-dilution share issuances, the Company had a total of 28,227,250 shares of common stock outstanding. In addition, at Closing, Hangson paid the Company’s creditors a total of US $500,000 for services rendered, in order to satisfy certain obligations as set forth in the Exchange Agreement. The Company accounted for this Share Exchange as a reverse acquisition and recapitalization and, as a result, the Company’s consolidated financial statements are in substance those of Hangson, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the Share Exchange.

10.	SUBSEQUENT EVENTS (CONTINUED)

Hangson is a company incorporated under the laws of the British Virgin Islands on June 2, 2006.  The Company is engaged in the production and sale of coal-polymer (“COPO”) resin products, including but not limited to, degradable mulch used for the conservation of moisture and warmth of soil and protection of the roots of plants, and materials used for plastic injection molding, electric wire covering, and garbage bags. Hangson is also engaged in the research, development, and production and sale of “coal-water mixture,” which is a potential fuel substitute for coal, oil or gas. Hangson does not conduct any substantive operations of its own and conducts its primary business operations through its variable interest entity (“VIE”), Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”).

Shaanxi Suoang is a limited liability company headquartered in Xian, China and organized under the laws of PRC. Shaanxi Suoang was organized in May 2002. Shaanxi Suoang is engaged in research, development, marketing and sales of coal polymer resin products, and is also engaged in research, development, marketing and the sales of “coal water mixture”, which can potentially be used as a fuel substitute for oil, gas or coal.

Under PRC laws, each of Hangson, and Shaanxi Suoang is an independent legal person and none of them is exposed to liabilities incurred by the other party. Other than pursuant to the contractual arrangements between Hangson and Shaanxi Suoang, Shaanxi Suoang does not transfer any other funds generated from its operations to Hangson. Presently Hangson maintains its relationship with Shaanix Suoang and its shareholders by a series of contractual arrangements through which Hangson actually has control on Shaanxi Suoang’s operation and Shaanxi Suoang becomes one of Hangson's VIE.

From and after the Closing Date of the Share Exchange, the Company’s primary operations consisted of the operations of Hangson and its VIE Shaanxi Suoang.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As described in full detail in our Current Report on Form 8-K filed on November 17, 2006, which is incorporated herein by reference, on November 9, 2006, the Company's Board of Directors elected to dismiss LBB & Associates Ltd., LLP as the Company’s independent registered public accounting firm (“Independent Accountant”) and also elected to retain Schwartz Levitsky Feldman LLP, Chartered Accountants, as its new Independent Accountant.

ITEM 8A. CONTROLS AND PROCEDURE

(a)
Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Director of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b)
Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Previous Executive Officers and Directors

As of September 30, 2006, Peter B. Day was the CEO, President, CFO and sole Director of the Company.

Name	Age	Positions
Peter B. Day	35	CEO, President, and Director

Peter B. Day Mr. Day attended the University of Toronto from 1989 to 1992 studying English, History and Psychology and attended Humber College in 2000 studying Telecommunications. Mr. Day's relevant work experience follows: General Manager and Partner in Down Home Satellite Programming, Inc. from 1996 to 1998; Marketing Director and General Manager for Galaxy Satellite Programming, Inc. from 1998 to 2000; Vice President Streamline Media, Inc., a computer software and web design company from 2000 to 2002; Vice President and General Manager for Endo Networks, Inc. from 2000 to 2002, President for Endo Networks, Inc. 2002 to present.

Current Executive Officers and Directors

The following tables set forth information regarding the Company’s current executive officers and directors of the Company. The Board of Directors is comprised of only one class. Except as otherwise described below, all of the directors will serve until the next annual meeting of stockholders or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Positions
Baowen Ren	36	CEO, President and Chairman of the Board
Wenjie Zhang	33	Director
Peng Zhou	37	Director
Caixia Peng	27	Chief Financial Officer and Treasurer

Baowen Ren, 36, is the Director of Hangson Limited and has been Chairman of the Board of Shaanxi Suo’ang Biological Science & Technology, Co., Ltd. (“Shaanxi Suo’ang”), Hangson’s Chinese operational variable interest business entity, since January 2003. Mr. Ren is a senior economic engineer who graduated from the Business Management Department of Hanzhong Normal University in 1992. He had been the president of Shaanxi Lanchao Group Clothe Group Co. Ltd. from January 2001 to December 2002 and had been conferred honorable titles of “Pacemaker in the New Long March”, “Shaanxi Outstanding Young Entrepreneur”, “Shaanxi Top 100 Entrepreneur”, and “National Model Township Entrepreneur of Ministry of Agriculture”. Under his leadership, Shaanxi Suo’ang has convened a batch of excellent management personnel for products technology development, market strategy and sales, and capital operations for the expansion and development of Shaanxi Suo’ang’s business.

Peng Zhou, 37, is the General Manager of Shaanxi Suo’ang, Hangson’s Chinese operational variable interest business entity. Mr. Zhou is an accountant who graduated from the Statistics Department of Shaanxi Institute of Finance in 1992. Mr. Zhou started at Shaanxi Suo’ang as a Project Manager in May 2002 and was promoted to his current position as General Manager in May 2005.  Mr. Zhou has also been engaged in industries such as finance, media, foreign trade, real estate and had held the posts of manager of credit department, editor, financial supervisor, and deputy manager.  From June 1997 until March 2002, Mr. Zhou was the Vice President of Hanzhong Ruisen Real Estate Company.  Mr. Zhou was also in charge of compiling and reporting work for a number of projects such as Industrial Park Project of 3,000-thousand Sets of Clothes, New Construction Material Project-Shale Brick Manufacturing Demonstration Base with Annual Output of 6000-Thousand Pieces, and Erlang Dam Downstream Hydropower Station Cascade Development Project.

Wenjie Zhang, 33, has been the General Manager of Hanzhong Minsheng Guomao Department Store since January 2004. Mr. Zhang graduated with a degree in administration from the Xi’an Science Institution in 1995. From January 2001 until December 2003, Mr. Zhang was the Sales Manager at Shaanxi Jingyi Wood Group Company.

Caixia Peng, 27, is the Finance Director of Shaanxi Suo’ang, Hangson’s Chinese operational variable interest business entity. Ms. Peng started as Shaanxi Suo’ang’s Finance Manager in April 2005 and has been Shaanxi Suo’ang’s Finance Director since February 2006. Ms. Peng is an accountant who graduated from the Xi’an Finance & Economy Institution in 1992. From July 2003 until March 2005, Ms. Peng was the Finance Manager at Yangling Bodisen Co., Ltd. Prior to that, from July 2001 until June 2003, Ms. Peng was the Finance Director at Yangling Tianwei Pharmaceutical Co., Ltd.

Audit, Nominating and Compensation Committees

Due to our lack of operations and size, we have not designated an Audit Committee. Furthermore, we are currently quoted on the OTC Bulletin Board, which is sponsored by the NASD, under the symbol “CWCE ” and the OTCBB does not have any listing requirements mandating the establishment of any particular committees.  Our board of directors acts as our Audit Committee and performs equivalent functions, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.  For these same reasons, we did not have any other committees during fiscal 2005.

Our Board believes that, considering our size and the members of our Board, decisions relating to director nominations can be made on a case-by-case basis by all members of the board without the formality of a nominating committee or a nominating committee charter.  To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary.

The Board does not have an express policy with regard to the consideration of any director candidates recommended by shareholders since the Board believes that it can adequately evaluate any such nominees on a case-by-case basis. The Board will evaluate shareholder-recommended candidates under the same criteria as internally generated candidates.  Although the Board does not currently have any formal minimum criteria for nominees, substantial relevant business and industry experience would generally be considered important, as would the ability to attend and prepare for board, committee and shareholder meetings. Any candidate must state in advance his or her willingness and interest in serving on the board of directors.

We have not received any recommendations for a director nominee from any shareholder.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

ITEM 10. EXECUTIVE COMPENSATION

None of current executive officers received compensation in excess of $100,000 for the fiscal years ended September 30, 2006 or 2005, respectively. The following table summarizes all compensation received by our previous Chief Executive Officer, President and Chief Financial Officer in fiscal years 2006 and 2005.

SUMMARY COMPENSATION TABLE

						LONG TERM COMPENSATION
		ANNUAL COMPENSATION				AWARDS		PAYOUTS
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs	LTIP Payout ($)	All Other Compen- sation ($)
Peter B. Day	2006	$105,500	(1)	N/A	N/A	N/A	N/A	N/A	N/A
Former CEO	2005	$103,200		N/A	N/A	N/A	N/A	N/A	N/A
and CFO	2004	$100,000		N/A	N/A	N/A	N/A	N/A	N/A

(1)
As of September 30, 2006, Mr. Day was the Chief Executive Officer, President, and Chief Financial Officer of the Company. Mr. Day had not received any payment for his position and as a result his salary was accrued as an expense. This liability was purchased from the Company by Mr. Day together with the assets of Endo Canada pursuant to the June 26, 2006 Asset and Share Purchase Agreement.

The following summary compensation table indicates the cash and non-cash compensation earned during Hangson’s fiscal year ended December 31, 2006 by the Chief Executive Officer and each of our other four highest paid executives of our predecessor, Hangson, whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2006.

Summary compensation table

Long Term Compensation
		Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($) (1)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#) (#)	LTIP Payouts ($)	All Other Compensation ($)

Baowen Ren, CEO and Chairman	2006 2005 2004	$ $ $	36,000 36,000 46,000	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A

(1)	Salary paid to Mr. Ren is expressed in U.S. Dollars based on the interbank exchange rate of RMB 7.90 for each 1.00 U.S. Dollar, on October 20, 2006.

STOCK OPTION GRANTS AND EXERCISES

For the fiscal years ended September 30, 2006 and 2005, the Company did not issue any options or Stock Appreciation Rights to any officers, employees or directors. For the fiscal year ended 2004, the Company issued options for the purchase a total of 634,000 shares of the Company’s common stock to consultants of the Company’s. All of these options expired as of September 30, 2006.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS FOR HANGSON

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control.

COMPENSATION OF DIRECTORS AND OFFICERS

During the most recent fiscal year, no compensation was paid or accrued for Endo’s directors. The Company has no retirement or stock option or bonus plan for the executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of November 30, 2006, for each of the following persons:

• each of our directors and named executive officers;

• all directors and named executive officers as a group; and

• each person who is known by us to own beneficially five percent or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is Room 2205, Suite A, Zhengxin Bldg., No.5, Gaoxin 1st Road, Gao Xin District, Xi’an, Shaanxi Province, People’s Republic of China. The percentage of class beneficially owned set forth below is based on 28,227,250 shares of common stock outstanding on January 15, 2007.

Named executive officers and directors:	Number of Shares beneficially owned	Percentage of class beneficially owned (1)

Baowen Ren, CEO, President, and Chairman	9,597,232	34.00%
Wenjie Zhang, Director	1,269,234	4.50%
Peng Zhou, Director	0	0.0%
Caixia Peng, CFO and Treasurer	0	0.0%
Peter B. Day, former CEO, CFO and Sole Director	200,000	*
All directors and executive officers as a group as of September 30, 2006 (Mr. Day only)	200,000	*
All directors and executive officers as a group (4 persons)	10,866,466	38.5%

* less than 1%

(1) Based on 28,227,250 shares outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

HANGSON’S CONTRACTUAL ARRANGEMENTS WITH SHAANXI SUOANG AND ITS SHAREHOLDERS

PRC law currently limits foreign equity ownership of Chinese companies. To comply with these foreign ownership restrictions, we operate our business in China through a series of contractual arrangements with Shaanxi Suoang and its majority shareholders that were executed on August 18, 2006. For a description of these contractual arrangements, see “Contractual Arrangements with Shaanxi Suoang and Its Shareholders.”

RELATED PARTY TRANSACTIONS OF HANGSON LIMITED

Set forth below are the related party transactions between Shaanxi Suoang’s shareholders, officers and/or directors, and Shaanxi Suoang, with whom Hangson has contractual arrangements which give Hangson the ability to substantially influence Shaanxi Suoang’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval.

(a)	Related party receivables and payables

Amounts receivable from and payable to directors as of December 31, are summarized as follows:

	2005	2004

Long-term loan to a related party
Shaanxi Hanzhong New Century Real Estate Company Limited	$372,000	$362,472

Amount due from a director
Mr. Baowen Ren, also a shareholder of the Company	$119,397	$130,063

Balance with Shaanxi Hanzhong New Century Real Estate Company Limited represents a long-term interest bearing loan paid to a company, Shaanxi Hanzhong New Century Real Estate Company Limited controlled by the shareholder, Mr. Yang Feng. The loan is for a term of five years from November 5, 2002 to November 5, 2007 and bears interest at 7.2% per annum. A majority shareholder of the Company, Shaanxi Hanzhong Blue Tide Costumes Group Corporation Limited guarantees the repayment of this loan. The loan is repayable in one lump sum at the maturity date. The balance with Mr. Baowen Ren represents cash advances by the Company. This balance is interest free and unsecured and has no fixed repayment date. It is expected that the balance will be received or repaid within one year.

(b)  Guarantee given by a shareholder

A majority shareholder of the Company, Shaanxi Hanzhong Blue Tide Costumes Group Corporation Limited, guarantees the repayment of a long-term interest bearing loan advanced to a company, Shaanxi Hanzhong New Century Real Estate Company Limited, controlled by Mr. Yang Feng.

OTHER RELATED PARTY TRANSACTIONS

Per the terms of a verbal agreement the Company paid its former President Mr. Day approximately $8,600 per month in consulting fees. The Company accrued consulting fees due to Mr. Day in the amount of $251,120 at September 30, 2005. These amounts were recorded under “Accrued expenses - related parties” in the financial statements and was purchased by Mr. Day together with assets according to the Purchase Agreement he signed with the company on June 26, 2006.

The Company also paid for the President’s home office rent.  For the year ended September 30, 2005, the total rent paid by the Company for the President’s home office was $17,900.

On September 30, 2006, Peter Day, the Company’s former CEO, President, CFO and sole director, purchased all of our assets and shares in Endo Networks, Inc., a corporation incorporated under the laws of Canada from us pursuant to that certain Asset and Share Purchase Agreement dated as of June 26, 2006. As consideration for all of the assets, which currently total $553,015, and all of the shares of Endo Canada, Mr. Day assumed all of our liabilities prior to the Share Exchange, which currently total $919,389 (such number includes our assets of $553,015 and our excess liabilities of $366,374), except for certain excluded liabilities.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits to the Form 10-KSB:

Exhibit Number	Description
2.1	Share Exchange Agreement between Endo Networks, Inc., Endo Majority Shareholders, Hangson Ltd. and the Hangson Shareholders dated October 18, 2006 (1)
3.1	Articles of Incorporation of Endo Networks, Inc., a Nevada corporation, as amended.
3.2	Bylaws of Endo Networks, Inc.
10.1	Asset and Share Purchase Agreement between Registrant and Peter B. Day (for Endo Canada) (2)
17.1	Letter of Resignation by Mr. Peter B. Day to the Board of Directors of Endo Networks, Inc.
99.1	Consulting Services Agreement by and between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. dated August 18, 2006 (3)
99.2
Equity Pledge Agreement by and between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”) and Shaanxi Suoang’s Majority Shareholders dated August 18, 2006 (3)

99.3	Operating Agreement by and between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”) and Shaanxi Suoang’s Majority Shareholders dated August 18, 2006 (3)
99.4	Proxy Agreement by and between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”) and Shaanxi Suoang’s Majority Shareholders dated August 18, 2006 (3)
99.5	Option Agreement between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”) and Shaanxi Suoang’s Majority Shareholders dated August 18, 2006 (3)
99.6	Agreement by and between Shaanxi Suo’ang Biological Science and Technology Co. Ltd. and Hanzhong Si Xiong Ke Chuang Business Co. Ltd. (3)
99.7	Consolidated Financial statements of Hangson Limited for the years ended December 31, 2005 and December 31, 2004 (3)
99.8	Consolidated Financial statements of Hangson Limited for the six months ended June 30, 2006 and 2005 (unaudited) (3)
99.9
Unaudited pro forma condensed financial statements of the Registrant, as of and for the six months ended June 30, 2006 and unaudited pro forma Statement of Operations for the six months ended June 30, 2006 (3)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer*
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer*
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer*

* Filed herewith.
_______________

(1)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2006 and incorporated herein by reference.

(2)	Filed as Exhibit A of Registrant’s Schedule 14A filed with the SEC on August 8, 2006 and incorporated herein by reference.

(3)	Filed as Exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2006 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by Lopez, Blevins, Bork & Associates, LLP for professional services rendered for the review of the Company’s unaudited financial statements through the quarter ended June 30, 2006 and the audit of the Company’s annual financial statements for the year ended September 30, 2005 or services that are normally provided by the accountant in connection with statutory and regulatory filing or engagements for those periods/years was $17,100.

The aggregate fees billed by GC Alliance Limited for professional services rendered for the audit of the Company in connection with the Share Exchange Transaction was $105,000.

The aggregate fees billed by the newly appointed auditor, Schwartz Levitsky Feldman LLP, was $10,000 for professional services rendered for the audit of the Company’s annual consolidated financial statements for the fiscal year ended September 30, 2006.

AUDIT RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for the year ended September 30, 2006.

TAX FEES

For the years ended September 30, 2006 and September 30, 2006, there were no fees billed for services for tax compliance, tax advice and tax planning work to the Company.

ALL OTHER FEES

There were no other fees billed by LBB or SLF during the last two fiscal years for products and services provided by LBB or SLF.

PRE-APPROVAL POLICIES AND PROCEDURES

Prior to engaging its accountants to perform particular services, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedure.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 19, 2007		CHINA WEST COAL ENERGY INC.
(Registrant)

	By:	/s/ Baowen Ren
Baowen Ren Chief Executive Officer

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Baowen Ren and Caixia Peng, and each of them, jointly and severally, his attorneys in fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Baowen Ren
Baowen Ren	Chief Executive Officer, President and Chairman of the Board	January 19, 2007

/s/ Caixia Peng
Caixia Peng	Chief Financial Officer and Treasurer	January 19, 2007

/s/ Wenjie Zhang
Wenjie Zhang	Director	January 19, 2007

/s/ Peng Zhou
Peng Zhou	Director	January 19, 2007