Form 10KSB
period 2006-12-31
China West Coal Energy Inc
filed 2007-05-03
CIK 1120096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(8629) 8209-1099 (Issuer's telephone number, including area code)

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

Issuer's revenues for its most recent fiscal year: $7,253,887

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on April 30, 2007 was approximately $10,246,510. The per share stock price for computational purposes was $0.55, based on the closing sale price per share for the Registrant's common stock on the OTC Bulletin Board on April 30, 2007. This value is not intended to be a representation as to the value or worth of the Registrant's common stock. The number of non-affiliates of the Registrant has been calculated by subtracting the number of shares held by persons affiliated with the Registrant from the number of outstanding shares.

The number of shares of the Registrant's common stock outstanding on April 30 2007 was 28,227,250.

Transitional Business Disclosure Format (Check One). Yes ☐ No ☒

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-KSB
FOR YEAR ENDED DECEMBER 31, 2006

Page

Introductory Notes - Forward Looking Statements and Certain Terminology	A-2

Signatures	40

A-1

INTRODUCTORY NOTES - FORWARD LOOKING STATEMENTS AND CERTAIN TERMINOLOGY

Some of the statements made by us in this Annual Report on Form 10-KSB are forward-looking in nature, including but not limited to, statements relating to our future revenue, product development, demand, acceptance and market share, gross margins, levels of research and development, our management's plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "plan", "possible", and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors, many of which are discussed throughout this Annual Report and particularly in the sections titled “Factors That May Affect Future Results” and “Factors Affecting Business, Operating Results and Financial Condition”, both of which are included in the section titled “Management’s Discussion and Analysis of Plan of Operation.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

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

In this document, the words "we," "our," "ours," "us," and “Company” refer to China West Coal Energy Inc. and our subsidiaries.

A-2

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History Of Endo Networks, Inc.

China West Coal Energy Inc. (“CWCE” or the “Company”) is engaged in the research, development, production and sale of its “coal water mixture” product, a fuel substitute for oil, gas or coal. The Company was originally incorporated in Texas as “Discount Mortgage Services, Inc.” on July 11, 2000 and in September 2001, the Company purchased Endo Networks, Inc., a corporation incorporated in Ontario, Canada on January 11, 2001 (“Endo Canada”). In November 2001, the Company changed its name to Endo Networks, Inc. and was redomiciled to the State of Nevada in December 2002.

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

However, since its inception, the Company had incurred losses and had substantial trouble maintaining consistent cash flow necessary to operate our business. As recently as its last fiscal year and quarter, the Company reported losses and working with a capital deficit for those same periods. The additional investment and infrastructure needed to sustain our business and develop our operations could not be supported by its current cash flow. In view of the foregoing, the Company’s lack of our growth and the limited platform for our future growth in its current state, the Company’s Board determined that it would be in our stockholders’ best interests to sell all of Endo’s assets to Peter B. Day, the Company’s previous President, CEO and sole director prior to the Closing of the Share Exchange. In making the determination to sell all of our assets to Mr. Day, the Board gave primary consideration to Mr. Day’s familiarity with our operations and business relations. The Company’s Board believed that Mr. Day’s knowledge of our operations would lead to an efficient and expeditious sale process. The Board was also able to negotiate Mr. Day’s agreement to assume any liability with respect to the Company’s assets prior to the Closing. The Asset and Share Purchase Agreement (the “Purchase Agreement”) by and between the Company and Mr. Day was approved by our Board and executed on June 26, 2006, and a majority of our shareholders approved the Purchase Agreement at our Annual Shareholder meeting on September 5, 2006. The Purchase Agreement was filed as Exhibit A to our Schedule 14A Information Statement, which was filed with the Securities and Exchange Commission on August 8, 2006, and is incorporated herein by reference. The description of the Purchase Agreement contained herein and the transactions contemplated thereby do not purport to be complete and are qualified in their entirety by reference to such documents. On September 30, 2006, the Company completed its sale of all of its assets and shares of Endo Canada to Mr. Day, pursuant to the terms of that certain Purchase Agreement. Following the Closing of the Purchase Agreement, the Company sought to identify, evaluate and investigate various companies with the intent that, if such investigation warrants, a transaction could be negotiated and completed pursuant to which the Company would acquire a target company with an operating business with the intent of continuing the acquired company’s business as a publicly held entity.

On October 18, 2006, the Company executed a Share Exchange Agreement (“Exchange Agreement”) by and among Hangson Limited, a business company incorporated under the laws of the British Virgin Islands (“Hangson”), and the stockholders of 100% of Hangson’s common stock (the “Hangson Stockholders”), on the one hand, and Endo and a majority of the Company’s stockholders (“Endo Stockholders”), on the other hand. The closing of this share exchange transaction (the “Share Exchange”) occurred on October 20, 2006 (the “Closing Date” or the “Closing”). Separately, Hangson entered into consulting service agreements and equity-related agreements (the “Contractual Arrangements”) with Shaanxi Suoang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”), which is a limited liability company headquartered in the People’s Republic of China (“PRC”) and organized under the laws of the PRC. Hangson’s business operations are conducted through Shaanxi Suoang under these Contractual Arrangements.

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

From and after the Closing Date of the Share Exchange, the Company’s primary operations consisted of the operations of Hangson and its variable interest entity (“VIE”), Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”)

Having no substantive operation of its own, Hangson, through its VIE, Shaanxi Suoang is currently engaged in the research, development, production and sale of “coal-water mixture,” which is a fuel substitute for coal, oil or gas. Shaanxi Suoang operates the “coal-water mixture” business through its subsidiary, Shaanxi Suo’ang New Energy Enterprise Company Limited.

Recent Developments

On May 8, 2006, Shaanxi Suoang entered into an agreement to establish a subsidiary named Shaanxi Suo’ang New Energy Enterprise Company Limited (“Suoang New Energy”) in which Shaanxi Suoang has injected a capital of $496,000 representing an 80% equity interest in Suoang New Energy. Suoang New Energy was formed for the purpose of engaging in the research, development, production and sale of “coal water mixture”, a fuel to substitute for coal, oil or gas.

During the majority of the 2006 fiscal year, we were engaged in two lines of business: production and sale of coal-polymer (“COPO”) resin products, including but not limited to, degradable mulch used for the conservation of moisture and warmth of soil and protection of the roots of plants, and materials used for plastic injection molding, electric wire covering, and garbage bags, and also its “coal-water mixture” fuel substitute business described above. However, the Company has subsequently decided to focus solely on its coal-water mixture fuel product business. In December 2006, we began phasing out of the COPO resin product business by selling our patented technology related to COPO resin production. Further, we ceased operations of our COPO resin product manufacturing plant in January 2007, and we also sold the COPO resin plant machinery. Going forward, we will concentrate on the development, production and sale of our “coal-water mixture” fuel substitute. In January 2007, we entered into our first contracts for the sale of our coal water mixture product. We expect production of our coal water mixture will commence in July 2007.

Effective January 4, 2007, we changed our name from “Endo Networks, Inc.” to “China West Coal Energy Inc.” (the “Name Change”) and we increased the number of our authorized shares of capital stock to 250,000,000 shares, which includes 200,000,000 shares of common stock and 50,000,000 shares of preferred stock (“Authorized Shares Amendment”), by filing a Certificate of Amendment to amend our Articles of Incorporation. On November 27, 2006, holders of a majority of our outstanding common stock approved the Name Change and the Authorized Shares Amendment to our Articles of Incorporation. On December 8, 2006, we filed a definitive information statement on Schedule 14C with the SEC, which was delivered to our stockholders of record to notify them that the stockholders had approved the Name Change and the Authorized Shares Amendment to our Articles of Incorporation.

As discussed more fully in the Form 8-K Current Report filed with the SEC on January 16, 2007, the Company’s Board of Directors, by unanimous written consent, approved a change of the Company ’s fiscal year. The Company’s new fiscal year will begin on January 1 and end on December 31 of each year, and this change is applicable with the year ending December 31, 2006.

Throughout the remainder of this report, when we use phrases such as "we," "our," "Company," "us," we are referring to CWCE, Hangson, and Shaanxi Suoang as a combined entity.

Overview of Hangson Limited

Hangson is a company that was incorporated on June 2, 2006 under the laws of the British Virgin Islands and is the Company’s wholly owned subsidiary. The Company was previously engaged in both the production and sale of COPO resin products and also the research, development, production and sale of its “coal-water mixture,” product, an available fuel substitute for coal, oil or gas. However, the Company subsequently decided that it would be in the best interest of the Company to cease operations of the COPO resin products business and focus on the “coal-water mixture” product business. Because of the control that the Company exercises over Shaanxi Suoang pursuant to the “Contractual Arrangements” described below by and between Shaanxi Suoang and Hangson, Shaanxi Suoang has phased out of the COPO resin products business and will instead focus on research, development, production and sale of “coal-water mixture” fuel substitute. In December 2006, the patented technology owned through Shaanxi Suoang in connection with the COPO resin products was sold to HanZhongWeiDa Commercial Company Limited, a company controlled by Leping Yao, a shareholder of Shaanxi Suoang, for consideration of $256,200. Further, in January 2007, we ceased operations at our COPO resin product manufacturing plant and we sold our COPO resin products’ manufacturing plant machinery to HanZhongWeiDa Commercial Company Limited for cash consideration of $89,670 and the related COPO products inventory to an unrelated third party for $12,767.

Hangson does not conduct any substantive operations of its own and conducts its primary business operations through its VIE, Shaanxi Suoang. Shaanxi Suoang, in turn, conducts its coal-water mixture operations through its subsidiary, Suoang New Energy.

PRC law currently has limits on foreign ownership of certain companies. To comply with these foreign ownership restrictions, we operate our business in China through Shaanxi Suoang, which is a limited liability company headquartered in Xi’an, China and organized under the laws of China. Shaanxi Suoang has the licenses and approvals necessary to operate our business in China. We have contractual arrangements with Shaanxi Suoang and its shareholders pursuant to which we provide technology consulting and other general business operation services to Shaanxi Suoang. Through these contractual arrangements, we also have the ability to substantially influence Shaanxi Suoang’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable us to control Shaanxi Suoang, we are considered the primary beneficiary of Shaanxi Suoang. Accordingly, we consolidate Shaanxi Suoang’s results, assets and liabilities in our financial statements. For a description of these contractual arrangements, see the section below titled “Contractual Arrangements with Shaanxi Suoang and its Shareholders.” The Company’s consolidated assets do not include any collateral for Shaanxi Suoang’s obligations. The creditors of Shaanxi Suoang do not have recourse to the general credit of the Company.

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

Shaanxi Suo’ang Biological Science & Technology Co., Ltd.

As discussed above, our operations are conducted through Shaanxi Suoang, which is a limited liability company headquartered in Xian, China and organized under the laws of PRC. Shaanxi Suoang was organized in May 2002. As described above, Shaanxi Suoang is now solely engaged in research, development, marketing and the sales of “coal water mixture”, which is an available fuel substitute for oil, gas or coal through its subsidiary, Suoang New Energy.

Principal Products Or Services

Shaanxi Suoang is currently engaged in research, development, marketing and sales of its coal water mixture fuel (hereinafter “CWM Fuel”). CWM Fuel is a fuel substitute that can be used instead of oil, coal and gas, in industrial boilers, power plant boilers and industrial kilns. The Company believes it is ready to commercialize this fuel substitute for use in boilers used for central heating for government buildings, schools, armed forces’ barracks, and residential communities, and also for use in industrial production facilities. The Company is currently constructing a coal water mixture production plant in western China. The whole construction project is estimated to cost approximately RMB60 million (US$7,500,000) in total. We believe that construction will be completed by the June 2007 and we expect production of our CWM Fuel product will commence in July 2007.

Coal Water Mixture Fuel

CWM Fuel is a viscous, heavy liquid fuel that is produced by mixing grinded coal, water and chemical additives. This liquid fuel can be stored, pumped and burned as a substitute for oil or gas in properly modified furnaces or boilers. In general, CWM Fuel is cheaper than oil or gas but its combustion thermal efficiency may be similar to oil or gas. Further, CWM Fuel may burn cleaner than coal and thus, may be a more environmentally friendly fuel.

The Company is currently constructing a CWM Fuel production facility in the city of Tongchuan with an expected annual production capacity of 300,000 tons that will enable the Company to supply several industrial users and two central heating stations in Tongchuan.

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

Because direct coal combustion has caused serious pollution in China, the Chinese government has enacted relevant laws and regulations to require enterprises to replace old direct coal combustion industrial burners or furnaces with furnaces that use cleaner fuels. In the city of Xian, for example, thousands of plants continue to use old direct coal combustion burners or furnaces. In addition, we believe on average, approximately 200 furnaces are purchased by local enterprises in Xian each year. But based on prevailing regulations, no new direct coal combustion furnace is allowed to be installed within Xian’s city limits. Therefore, considering the high and fluctuating prices of petroleum, the potential demand for the Company’s CWM Fuel product as a cleaner substitute for direct coal combustion is expected to be substantial.

In 2003, Shaanxi Suoang’s board of directors realized this opportunity and initiated the development of our CWM Fuel product. After studying the market demand for CWM Fuel in the cities of Qingdao, Shenyang, Maoming, Foshan for two years and conducting a feasibility study, the Company decided to develop its CWM Fuel product which complies with the environmental protection policies of “prohibiting the burning of raw coal” in large-sized or medium-sized cities such as Xian. Shaanxi Suoang developed a series of technologies in 2004, including “techniques for the production of coal water mixture by utilizing the waste fluid from paper making and silt in urban area” and the “garbage combustion techniques based on coal water mixture.” Given the expected demand for coal water mixture products and CWM Fuel product that we have developed, we believe that the conditions for the application, promotion and industrialized production and sale of CWM Fuel is now mature. The Company has invested approximately RMB60 million to initiate the construction of the production facility base for its CWM Fuel in the city of Tongchuan, and the Company is currently planning for an annual production capacity of 300,000 tons, which would be one of the largest in Western China.

The Company’s future plans relating to its CWM products include either the purchase of or becoming a major shareholder in boiler manufacturers in Shaanxi Province to facilitate the production of boilers that are compatible with our CWM Fuel. Future plans also include the potential purchase of coal mines to supply the coal needed to manufacture the CWM Fuel.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES AND OUR CUSTOMERS

Our CWM Fuel product will be sold and distributed by the Company directly to its customers. We plan to conduct promotional marketing activities to publicize our product and enhance the Company’s image as well as to reinforce the recognition of the Company’s brand name through assistance from the local government.

In January 2007, we entered into our first contracts for the sale of our CWM Fuel product. Because the Company has just commenced sales of our CWM Fuel product, we will be dependent on a limited number of customers for a substantial portion of our revenues from the sale of this product. Nonrenewal or termination of our contracts with major customer or the failure by these customers to issue additional orders under the existing contracts would have a materially adverse effect on our revenues. There can be no assurance that the Company will be able to obtain additional contracts for CWM Fuel product sales similar in scope to those we have recently obtained, that it will be able to retain existing customers and attract new customers, or that it will not remain largely dependent on a limited customer base accounting for a substantial portion of revenues.

COMPETITION

In regards to our CWM Fuel product, we have no major competitors in Shaanxi province but we have four competitors in other provinces: Tai’an Liangda CWM Co., Ltd., Datong Huihai CWM Company, Daqing Shengtai Clean Coal Fuel Co., Ltd., and Ningbo Hongyuan CWM Co., Ltd. The Company will be able to compete with these competitors because of its strong R&D capability, extensive sales network, abundant coal resources, the local government’s assistance and the lack of competitors in the Shaanxi market.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE PRINCIPAL SUPPLIERS

Our principal raw material is coal that is supplied directly from the local coal mines and used to manufacture our products. The prices for this raw material are subject to market forces largely beyond our control, including energy costs, market demand, and freight costs. The prices for this raw material have varied significantly in the past and may vary significantly in the future.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

We rely on a combination of patent, trademark, copyright and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. We previously owned an issued patented special technology in regards to our COPO products in China that was valid for 10 years. However, we have ceased operations of our COPO products business and have decided to concentrate on our CWM Fuel business. Thus, in December 2006, we entered into an agreement for the sale of the above-described patented technology to a related company HanZhongWeiDa Commercial Company Limited which was controlled by Leping Yao, a shareholder of Shaanxi Suo'ang for consideration of $256,200.

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

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

No environmental compliance expenses were required in 2006 for the Company’s current COPO products production facility. Further, the Company does not expect to incur any material environmental compliance costs in connection with its CWM Fuel business.

RESEARCH AND DEVELOPMENT

We will continue to conduct research and development (“R&D”) to further develop and improve the quality of our CWM Fuel products. In 2006, we had approximately $37,718 in R&D expenses.

EMPLOYEES

In 2005, the Company had 80 employees, 80 of which were full time employees. In 2006, the Company had 76 employees, 76 of which were full time employees. We believe the success of our business depends, in part, on our ability to attract and retain qualified personnel, particularly qualified scientific, technical and key management personnel and we strive to have good relationships with our employees.

PRINCIPAL EXECUTIVE OFFICES

Our principal executive office is located at Room 2205, Suite A, Zhengxin Building, No. 5, Gaoxin 1st Road, Gao Xin District, Xi’an, Shaanxi Province, People’s Republic of China and our telephone number is (029) 8209-1099.

REPORTS TO SECURITY HOLDERS

We file reports including our annual report, information statements as well as other reports required of publicly held companies with the Securities and Exchange Commission ("SEC"). You can read and copy any materials we file with the Commission at its' Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, including us.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s headquarters are currently located in approximately 298 square meters of office space and production facilities at Room 2205, Suite A, Zhengxin Bldg., No.5, Gaoxin 1st Road, Gao Xin District, Xi’an, Shaanxi Province, People’s Republic of China. The Company leases this office space. We terminated the tenancy agreement for our COPO resin product manufacturing plant in December 2006. However, the Company is also currently constructing a production facility for the CWM Fuel product in Tongchuan City, China. In July, 2006, the Company purchased a land use right for the property located at Yao Zhou Ou in Tongchuan City for the CWM Fuel production facility and is currently in the process of obtaining the land use right certificate for this property.

The table below provides summary descriptions of the properties used for the Company’s business operations in 2006:

Property Location	Area (sq. meters)	Lease Expiration Period	Purpose
Room 2205, Suite A, Zhengxin Bldg., No.5, Gaoxin 1st Road, Gao Xin District, Xi’an, Shaanxi Province, People’s Republic of China	248	March 17, 2008	Offices
No. 36 Da Xing Lu, Xian Shi, People’s Republic of China	2,310	December 30, 2013 (Company terminated the tenancy agreement in 12/2006.)	COPO Resin Products Production and Manufacturing Facility
Yao Zhou Ou, Tongchuan City, People’s Republic of China	40,626	None - Company owned	Production facility for coal water mixture - under construction

During the year 2004, the Company exchanged leasehold properties consisting of three floors in a commercial building located in the Hanzhong City, China and having a net book value of $1,691,555 for another leasehold properties also consisting of three floors in the same building and having a fair value of $1,773,697. The terms of the exchange also required the Company to pay cash of $501,205. The Company accounted for the cash component as an acquisition of real estate, and the nonmonetary component based on the recorded amount of $1,691,555 of the leasehold properties given up.

In order to raise funds to support the Company’s new CWM Fuel business, on June 13, 2006, the Company signed a property transfer agreement with Hanzhong Si Xiong Ke Chuang Business Company Limited (“Buyer”), a company controlled by Yanjun Zhao, a Company shareholder, to dispose of the above-described leasehold properties together with the leasehold improvement at the cash consideration of approximately $2,450,000. According to the property transfer agreement, the cash consideration would be settled by installment with the last installment on or before March 31, 2007 and the title of the property will be passed to buyer upon receipt of the 95% of the total consideration due to the Company under the property transfer agreement. As of December 31, 2006, the Company has received $1,409,100 in connection with this property transfer transaction.

On March 25, 2007, the Company and the Buyer entered into a supplementary agreement whereby the Company agreed to transfer the title of the properties to the Buyer upon the Buyer’s payment of the remaining balance of approximately $1,041,900 to the Company on or before May 31, 2007.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is not listed on any stock exchange. The common stock is traded over-the-counter on the Over-the-Counter Electronic Bulletin Board under the symbol "CWCE". The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years (for fiscal year ended December 31), as reported by the Over-the-Counter Electronic Bulletin Board. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	LOW	HIGH
2006
Fourth Quarter	$0.00	$0.80
Third Quarter	$0.13	$0.16
Second Quarter	$0.14	$0.15
First Quarter	$0.10	$0.14

2005
Fourth Quarter	$0.10	$0.10
Third Quarter	$0.10	$0.10
Second Quarter	$0.10	$0.10
First Quarter	$0.09	$0.10

As of April 30, 2007, there were approximately 112 stockholders of record of our common stock.

DIVIDENDS

We have never paid any dividends on the Common Stock or the Preferred Stock whereas our VIE Shaanxi Suoang paid $4,440,960 in 2006. We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the Common Stock or the Preferred Stock in the foreseeable future.

TRANSFER AGENT

Our transfer agent is Signature Stock Transfer, Inc., 2301 Ohio Drive - Suite 100, Plano, Texas 75093. Their telephone number is (972) 612-4120.

EQUITY COMPENSATION PLAN INFORMATION

We currently do not have any effective equity compensation plans.

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

Additionally, on August 18, 2006, Hangson entered various agreements Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”). Through these contractual arrangements, we have the ability to substantially influence Shaanxi Suoang’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which obligates Hangson to absorb a majority of the risk of loss from Shaanxi Suoang activities, it enables Hangson to control Shaanxi Suoang, and enables Hangson to receive a majority of Shaanxi Suoang’s expected residual returns, Hangson is considered to be the primary beneficiary of Shaanxi Suoang. Accordingly, we consolidate Shaanxi Suoang’s results, assets and liabilities in our financial statements. For a description of these contractual arrangements, see the section above titled “Contractual Arrangements with Shaanxi Suoang and its Shareholders.” The Company’s consolidated assets do not include any collateral for Shaanxi Suoang’s obligations. The creditors of Shaanxi Suoang do not have recourse to the general credit of the Company.

Our primary business operations are conducted through our wholly-owned subsidiary Hangson Limited (“Hangson”). Hangson was incorporated under the laws of the British Virgin Islands on June 2, 2006. Hangson does not have any substantive operations of its own and conducts its primary business operations through Shaanxi Suoang, which through the contractual arrangements described above is deemed Hangson’s variable interest entity (“VIE”). For the majority of fiscal 2006, Shaanxi Suoang was engaged in two lines of businesses: the research, development, production, marketing and sales of coal-polymer (“COPO”) resin products, and also in the research, development, production and sale of “coal-water mixture,” fuel substitute product (“CWM Fuel”). However, the Company subsequently decided to focus on its CWM Fuel product business. Thus, as described more fully in Item 1 above titled “Description of Business,” as of January 2007, the Company ceased operations of its COPO resin products business and is now focused on its CWM Fuel product business. Shaanxi Suoang conducts its CWM Fuel operations through its subsidiary, Suoang New Energy.

Significant Accounting Policies

Intangible assets

The land use right is amortized over the expected period of 50 years.

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of plant, property and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation or amortization for financial reporting purposes is provided using the straight-line method over the estimated useful lives.

Impairment

The Company accounts for impairment of long-lived assets including property, plant and equipment, and amortizable intangible assets in accordance with SFAS No.144, Accounting for Impairment of Long-Lived Assets to be Disposed Of, which requires an impairment loss to be recognized when the carrying amount of a long-lived asset or asset group exceeds its fair value and is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition). The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Revenue recognition

Revenues of the Company include COPO resin product sales which have been classified as discontinued operations. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Revenues are presented net of value added tax (VAT). No return allowance is made as products are normally not returnable upon acceptance by the customers

Foreign currency transactions

The Company determines its functional currency based on the criteria of SFAS 52, Foreign Currency Translation and has determined RMB to be their functional currency. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the balance sheet date. Exchange gains or losses are included in the statement of operations.

Foreign currency translation

The reporting currency of the Company is the United States Dollars. All assets and liabilities accounts have been translated into United States Dollars using the current exchange rate at the balance sheet date. Capital stock is recorded at historical rates. Revenue and expenses are translated using the average exchange rate in the year. The resulting gain and loss has been reported as other comprehensive income (loss) within the shareholder’s equity.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Significant estimates include estimates of accruals and determination of fair values for assets disposal.

FISCAL YEAR END

On January 16, 2007, the Company adopted the fiscal year end of Hangson, the accounting acquirer in the reverse acquisition described above and the Company’s operating business after the share exchange transaction. Thus the Company new fiscal year end is December 31, commencing with the Company’s annual report for the year ending December 31, 2006.

GOING CONCERN

In January 2007, the Company ceased its COPO resin products operations and is principally engaged in research, development, production, marketing and sales of “coal-water mixture” business. The new CWM Fuel business has not commenced production as of the date of this report. Furthermore, the Company signed an agreement to dispose of leasehold property it owned in the previous years which generated rental income in order to accumulate funds to support the new CWM Fuel operation. These circumstances indicate that the Company may need additional financing to meet cash requirements for its operations in order to continue as a going concern.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded amounts of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon its ability to maintain profitable operations for the new business. In 2007, the Company entered into sales contracts for the sale of its CWM Fuel product. Management believes the Company will be able to commence production of its CWM Fuel product and be able to generate sufficient cash flow from these sales contracts to meet its obligations on a timely basis in the foreseeable future.

RESULT OF OPERATIONS

Fiscal year ended December 31, 2006 as compared to fiscal year ended December 31, 2005

REVENUES. All revenues are related to the discontinued operation. During the year ended December 31, 2006, we had revenues of $7,253,887 as compared to revenues of $5,426,591 during the year ended December 31, 2005, an increase of approximately 34%. In general, this increase is mainly attributable to an increase in the number of distributors in the Company’s COPO resin product business, which ceased operation during the year.

GROSS PROFIT. Cost of goods sold, which consist of raw materials, direct labor and manufacturing overhead, were $5,434,301 for the year ended December 31, 2006 as compared to $4,417,584 for the year ended December 31, 2005. Gross profit was $1,819,586 for the year ended December 31, 2006 as compared to $1,009,007 for the year ended December 31, 2005, representing gross margins of approximately 25% and 19%, respectively. All gross profit of the Company is attributable to our implementation of better cost controls in the Company's ceased COPO resin product business.

SELLING EXPENSES. Selling expenses, which consist of commission, advertising and promotion expenses, freight charges and salaries in relation to the Company's ceased COPO resin product business totaled $285,235 for the year ended December 31, 2006 as compared to $143,231 for the year ended December 31, 2005, an increase of approximately 99%. This increase is mainly due to increases in freight charges and salaries.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $655,054 for the year ended December 31, 2006 as compared to $475,938 for the year ended December 31, 2005, an increase of approximately 17%. This increase is primarily attributable to the expansion of our operations and an increase in legal and professional fees incurred in connection with compliance with the Company’s SEC reporting obligations.

NET INCOME. We had a net loss of $92,020 for the year ended December 31, 2006 as compared to a net income $842,692 for the year ended December 31, 2005. The decrease in net income is primarily attributable to the payment of $575,000 for merger costs, impairment of plant and machineries of $170,166 and loss on disposal of patent of $291,206.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2006, we generated cash from operating activities of $1,412,517, of which $3,709,360 were generated from the discontinued operation, while the continued operation generated a net cash spent of $2,296,843, as compared to $987,016 for the year ended December 31, 2005. The increase is primarily attributable to the receipt of a deposit from property held for resale. The expenditure in investing activities for 2006 consisted of, among others, payment of $1,877,867 for the purchases of property, plant and equipment and payment of construction costs for of our new CWM Fuel manufacturing plant. On the other hand, we generated $3,966,249 from financing activities for 2006 (as compared to $468,656 used in financing activities for 2005), which, among others, consisted of proceeds from paid in capital from subsidiaries of $4,440,960.

As of December 31, 2006, the Company had cash of $4,450,557. Our total current assets were $10,384,944 and our total current liabilities were $2,759,458, which resulted in a net working capital of $7,625,486.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

We have certain commitments that include future payments. We have presented below a summary in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

	Payments Due by Period

	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:
Capital Lease Obligations	$831,649	831,649	--	--	--
Operating Leases	$13,745	--	13,745	--	--
Total Contractual Obligations:	$845,394	831,649	13,745	--	--

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

Related Party Transactions

For a description of our related party transactions see Item 12 of this Annual Report entitled “Certain Relationships and Related Transactions, and Director Independence.”

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	2006	2005

Balance sheet items, except for the registered and paid-up capital, as of December 31	USD0.1281:RMB1	USD0.124:RMB1
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the years ended December 31	USD0.126:RMB1	USD0.122:RMB1

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

We have a limited operating history. Shaanxi Suoang commenced operations in 2002 and first achieved profitability in the year ended 2004. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the coal products and alternative energy industry in China. An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in new and rapidly evolving markets. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

We recently ceased operations of our COPO resin product business and the production of our CWM Fuel product has yet to commence.

In December 2006, we decided to solely focus on the research, development, production, marketing and sale of our CWM Fuel product and thus, in January 2007, we ceased operations and have phased out our COPO resin product business. In early 2007, we entered into contracts for the sale of our CWM Fuel product. We believe the first phase of the construction of our CWM Fuel manufacturing plant will be completed in June 2007, and that production and delivery of our CWM Fuel product will commence in July 2007. However, there can be no assurance that we will be able to successfully complete the construction of our CWM manufacturing plant in a timely manner. Assuming we complete the construction of our CWM Fuel plant and commence production of our CWM Fuel product, we cannot assure you that our operations will be able to generate sufficient revenue to continue our operations or that our new CWM Fuel business operations will be profitable.

Our independent auditor has expressed doubt about our ability to continue as a going concern because we ceased our COPO resin operation, which was our main resource of working capital, we disposed of leasehold property which generated rental income and production of our new Coal Water Mixture (“CWM”) fuel product has not commenced.

Our independent auditor has noted in its report concerning our financial statements as of December 31, 2006 that the Company ceased its COPO resin operation, which was the main resource of the Company’s working capital, disposed of leasehold property, which generated rental income, and started a new Coal Water Mixture (“CWM”) fuel business subsequent to the balance sheet date. The independent auditor further noted that production facilities of the Company’s CWM Fuel are under construction and operations have not yet commenced. The independent auditor stated that these conditions raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will achieve operating profits in the future.

We Must Obtain Additional Financing to Execute Our Business Plan

The projected revenues from the sale of our CWM Fuel product may not be adequate to support our expansion and product development programs. We will need substantial additional funds to build and maintain our new production facilities, pursue further research and development, obtain regulatory approvals; file, prosecute, defend and enforce our intellectual property rights and market our products. We will seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources. We could enter into collaborative arrangements for the development of particular products that would lead to our relinquishing some or all rights to the related technology or products.

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

As the majority of our revenue will be derived from sales of coal-based products, our business and operating results are substantially dependent on the domestic supply for coal. The domestic and international coal markets are cyclical and exhibit fluctuation in supply and demand from year to year and are subject to numerous factors beyond our control, including, but not limited to, the economic conditions in the PRC, the global economic conditions and fluctuations in industries with high demand for coal, such as the power and steel industries. Fluctuations in supply and demand for coal have effects on coal prices which in turn affect our operating and financial performance. We have experienced substantial price fluctuations in the past and believe that such fluctuations will continue. The demand for coal is primarily affected by the overall economic development and the demand for coal from the electricity generation, steel and construction industries. The supply of coal on the other hand, is primarily affected by the geographical location of the coal supplies, the volume of coal produced by the domestic and international coal suppliers, and the quality and price of competing sources of coal. Alternative fuels such as natural gas, oil and nuclear power, alternative energy sources such as hydroelectric power, and international shipping costs also have effects on the market demand for coal. Excess demand for coal may have an adverse effect on coal prices which would in turn cause a decline in our profitability. A significant increase in domestic coal prices could also materially and adversely affect our business and result of operations.

Our business relies on our major customers.

Our revenues from the sale of the CWM Fuel will be initially derived from sales to 3 major customers, Shaanxi Hau Yuen Paper Industry Company Limited, Shaanxi Tongchuan Yi Tong Gao Ya Dian Chi Factory, and Shaanxi Yao Zhou Jian Qin Cement Company Limited. Given the large percentage of our revenues to be derived from our sales to these 3 major customers, any adverse developments to Shaanxi Yao Zhou Jian Qin Cement Company Limited, Shaanxi Tongchuan Yi Tong Gao Ya Dian Chi Factory and Shaanxi Hau Yuen Paper Industry Company Limited business operations could have an adverse impact on our results of operations.

Competition in the PRC and the international coal industry is increasing and our business and prospects will be adversely affected if we are not able to compete effectively.

We face competition in all areas of our business. Competition in the coal energy industry is based on many factors, including price, production capacity, quality and characteristics, transportation capability and costs, blending capability and brand name. Our coal-based products business competes in the domestic market in China and in international markets with other large domestic coal-based products companies and we will also have to compete with other competitors in the coal water mixture product industry. Some of our competitors may have greater financial, marketing, distribution and other resources than we do, and more well-known brand names in the markets. We currently compete favorably on the quality of our coal-based products. However, there can be no assurance that we will continue to compete favorably due to quality improvements by our competitors and this may have a material adverse impact on our results of operations.

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

In addition, China is a signatory to the 1992 United Nations Framework Convention on Climate Change and the 1997 Kyoto Protocol, which are intended to limit emissions of greenhouse gases. Efforts to control greenhouse gas emission in China could result in reduced use of coal if power generators switch to sources of fuel with lower carbon dioxide emissions, which in turn could reduce the revenues of our business and have a material adverse effect on our results of operations.

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

Our coal water mixture operations, like those of other PRC energy companies, is subject to extensive regulation established by the PRC Government. Central governmental authorities, such as the National Development and Reform Commission, the State Environmental Protection Administration, the Ministry of Land and Resources, the State Administration of Coal Mine Safety, the and the State Bureau of Taxation, and provincial and local authorities and agencies exercise extensive control over various aspects of China’s coal industry and transportation (including rail and sea transport). These controls affect the following material aspects of our operations:

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

Other companies may independently develop similar products and design around any patented products we develop.

We cannot assure you that:

●	any of our patent applications will result in the issuance of patents;

●	we will develop additional patentable products;

●	the patents we have been issued will provide us with any competitive advantages;

●	the patents of others will not impede our ability to do business; or

●	third parties will not be able to circumvent our patents.

A number of coal-based products companies, bio-technology companies, research and academic companies and institutions have developed technologies, filed patent applications or received patents on technologies that may relate to our business. If these technologies, applications or patents conflict with ours, our ability to sell our products may be curtailed. If patents that cover our activities are issued to other companies, we may not be able to obtain licenses at a reasonable cost, or at all. We may also be unable to develop our technology, or introduce, manufacture or sell current or future products we have planned.

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

We May Encounter Difficulties in Manufacturing our Products

Before our products can be profitable, they must be produced in commercial quantities in a cost-effective manufacturing process that complies with regulatory requirements, including production and quality control regulations. If we cannot arrange for or maintain commercial-scale manufacturing on acceptable terms, or if there are delays or difficulties in the manufacturing process, we may not be able to conduct clinical testing, obtain regulatory approval or meet demand for our products. Production of our products could require raw materials which are scarce or which can be obtained only from a limited number of sources. If we are unable to obtain adequate supplies of such raw materials, the development, regulatory approval and marketing of our products could be delayed.

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

Competitors May Develop and Market Products That Are Less Expensive, More Effective or Safer, Making Our Products Obsolete or Uncompetitive

Some of our competitors and potential competitors have greater product development capabilities and financial, scientific, marketing and human resources than we do. Technological competition from other alternative energy, coal-based product and bio-technology companies is intense and is expected to increase. Other companies have developed technologies that could be the basis for competitive products. Some of these products may be produced with an entirely different approach or may be manufactured differently than the products we are developing. Alternative products may be developed that are more effective and are less costly than our products. Competitors may succeed in developing products earlier than us, obtaining approvals and clearances for such products more rapidly than us, or developing products that are more effective than ours. Over time, our technology or products may become obsolete or uncompetitive.

Our Products May Not Gain Market Acceptance

Our products may not gain market acceptance in the coal-based products and bio-technology community. The degree of market acceptance of any product depends on a number of factors, including establishment and demonstration of our products’ efficacy and safety, cost-effectiveness, advantages over alternative products, and marketing and distribution support for the products. Limited information regarding these factors is available in connection with our products or products that may compete with ours.

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

A customer's decision to purchase our CWM Fuel product will be primarily driven by the return on investment resulting from the energy savings from our CWM Fuel product. Any fluctuations in economic and market conditions that impact the viability of conventional and other alternative energy sources, such as decreases in the prices of oil and other fossil fuels could cause the demand for our CWM Fuel product to decline. Although we believe that current levels of retail energy prices support a reasonable return on investment for our CWM Fuel product, there can be no assurance that future retail pricing of conventional energy and other alternative energy will remain at such levels.

Existing regulations and changes to such regulations may present technical, regulatory and economic barriers to the purchase and use of coal water mixture product, which may significantly affect the demand for our products.

Our CWM Fuel product will be subject to oversight and regulation in accordance with national and local ordinances or regulations relating to safety, environmental protection, and related matters. We are responsible for knowing such ordinances and requirements must design our CWM Fuel product to comply with varying standards. Any new government regulations or utility policies pertaining to our products may result in significant additional expenses to us, our resellers and their customers and, as a result, could cause a significant reduction in demand for our product.

If our CWM Fuel product is not suitable for widespread adoption or sufficient demand for our CWM Fuel product does not develop or takes longer to develop than we anticipate, our sales would not significantly increase and we would be unable to achieve or sustain profitability.

The market for CWM Fuel products is emerging and rapidly evolving, and its future success is uncertain. If CWM Fuel and clean coal technology prove unsuitable for widespread commercial deployment or if demand for our CWM Fuel product fails to develop sufficiently, we may be unable to generate enough revenues to achieve and sustain profitability. In addition, demand for CWM Fuel product in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of coal water mixture technology and demand for our products, including:

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

Mr. Baowen Ren, our Chief Executive Officer, is also the Chairman of the Board of Directors of Shaanxi Suoang. Conflicts of interests between his duties to our company and Shaanxi Suoang may arise. As Mr. Ren is a director and executive officer of our Company, he has a duty of loyalty and care to us under Nevada law when there are any potential conflicts of interests between our company and Shaanxi Suoang. We cannot assure you, however, that when conflicts of interest arise, Mr. Ren will act completely in our interests or that conflicts of interests will be resolved in our favor. In addition, Mr. Ren could violate his legal duties by diverting business opportunities from us to others. If we cannot resolve any conflicts of interest between us and Mr. Ren, we would have to rely on legal proceedings, which could result in the disruption of our business.

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

Under PRC laws and regulations, an enterprise may enjoy preferential tax benefits if it is registered in a high-tech zone and also qualifies as “new or high-technology enterprise”. As an enterprise as well as a certified “new or high-technology enterprise” located in a high-tech zone in Xian, Shaanxi Suoang is entitled to a two-year exemption from enterprise income tax beginning from its first year of operation, followed by a 15% tax rate so long as it continues to qualify as a “new or high-technology enterprise.” Shaanxi Suoang is currently subject to a 15% enterprise income tax rate for so long as its status as a “new or high-technology enterprise” remains unchanged. If the PRC law were to phase out preferential tax benefits currently granted to “new or high-technology enterprises” and technology consulting services, we would be subject to the standard statutory tax rate, which currently is 33%, and we would be unable to obtain business tax refunds for our provision of technology consulting services. Loss of these preferential tax treatments could have a material and adverse effect on our financial condition and results of operations.

Shaanxi Suoang is subject to restrictions on making payments to us.

Hangson, our wholly owned subsidiary, is a holding company incorporated in the British Virgin Islands and it does not have any assets or conduct any business operations other than our investments in our variable interest entity (“VIE”) in China, Shaanxi Suoang. As a result of our holding company structure, we rely entirely on payments from Shaanxi Suoang under our contractual arrangements. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. (See the section below titled “Government control of currency conversion may affect the value of your investment.”) Furthermore, if our VIE in China incurs debt on its own in the future, the instruments governing the debt may restrict its ability to make payments. If we are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our ordinary shares.

Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct our business primarily through Hangson and our VIE, Shaanxi Suoang. Our operations in China are governed by PRC laws and regulations. We are generally subject to laws and regulations in China. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

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

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs are mostly denominated in RMB, while a significant portion of our financial assets are denominated in U.S. dollars. We rely entirely on fees paid to us by our VIE in China. Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into RMB, as RMB is our reporting currency.

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

Our articles of incorporation contains a provision that eliminates the liability of our directors for monetary damages to our company and shareholders to the extent allowed under Nevada law and we are prepared to give such indemnification to our directors and officers to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements that we enter into with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

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

ITEM 7. FINANCIAL STATEMENTS

The Company’s Financial Statements commence on the following page.

CHINA WEST COAL ENERGY INC. (FORMERLY ENDO NETWORKS, INC.)
AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

CHINA WEST COAL ENERGY INC. (FORMERLY ENDO NETWORKS, INC.)
AND ITS SUBSIDIARIES

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China West Coal Energy Inc. (Formerly Endo Networks, Inc.)

We have audited the accompanying consolidated balance sheet of China West Coal Energy Inc. (formerly Endo Networks, Inc.) as at December 31, 2006 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the management of China West Coal Energy Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Hangson Limited, the accounting acquirer of China West Coal Energy Inc. (formerly Endo Networks, Inc.) (see Note1) as of December 31, 2005, were audited by other auditor whose report dated June 5, 2006 expressed an unqualified opinion on those statements before restatement.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China West Coal Energy Inc. as of December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company ceased its COPO resin operation which was the main resource of its working capital and disposed of leasehold property which generated rental income and started a new Coal Water Mixture (“CWM”) fuel business subsequent to the balance sheet date. The production facilities of the CWM are under construction and operations have not yet commenced. These conditions raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 20. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
March 9, 2007	Licensed Public Accountants

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

CHINA WEST COAL ENERGY INC. (FORMERLY ENDO NETWORKS, INC.)
AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
Current Assets
Cash on hand and at bank	$4,450,557		$691,268
Amounts due from directors (Note 18)	206,186		119,397
Deposits and prepayments (Note 7)	1,830,769		-
Short term loan to related party (Notes 9,18)	411,970		-
Discontinued operations (Note 14)	3,485,462		3,475,664
	10,384,944		4,286,329
Non-Current Assets
Long term investment (Note 8)	-		335,500
Prepaid rental	-		59,520
Long-term loan to a related party (Notes 9, 18)	-		372,000
Intangible assets, net (Note 11)	1,533,349		628,640
Property, plant and equipment, net (Note 10)	623,934		92,648

Total Assets	$12,542,227	$	$ 5,774,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued expenses and other payables (Note 12)	$372,125		$140,125
Amount due to a director (Note 18)	20,702		-
Discontinued operations (Note 14)	2,366,631		104,669
Total Current Liabilities	2,759,458		244,794

Minority interest	94,748		-

Commitments and Contingencies (Note 19) Related Party Transactions (Notes 9, 14,18)

Shareholders’ Equity
Common stock, $0.001 par value, 200,000,000 shares authorized, 28,227,250 issued and outstanding	28,227		4,712,137
Additional paid-in capital	9,209,629		84,759
Statutory reserves (Note 13)	348,309		159,371
Accumulated comprehensive income	432,312		125,594
(Accumulated deficit) retained earnings	(330,456)		447,982

Total Shareholders’ Equity	9,688,021		5,529,843

Total Liabilities and Shareholders’ Equity	$12,542,227	$	$ 5,774,637

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WEST COAL ENERGY INC. (FORMERLY ENDO NETWORKS, INC.)
AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Revenue	$-	$-

Cost of goods sold	-	-
Gross profit	-	-

Operating expenses
Research and development expenses	37,718	-
General and administrative expenses	263,174	-

Loss from operations	(300,892)	-

Other income (expenses)
Merger costs	(575,000)	-
Interest income	60,678	28,957
Sundry income(expenses)	-	4,024
Finance costs	(82)	(2)
Total other (expense) income	(514,404)	32,979

(Loss) income from continuing operations before income taxes	(815,296)	32,979

Provision for income taxes (Note 16)	-	-
Net (loss) income from continuing operation	(815,296)	32,979

Net income from discontinued operations (Note 14)	690,482	809,713

Net (loss) income before minority interest	(124,814)	842,692
Minority interest	32,794	-
Net (loss) income	(92,020)	842,692
Other comprehensive income
Foreign currency translation adjustment	306,718	125,594

Net comprehensive income	$214,698	$968,286

Net (Loss) earnings per share from continuing operation (Note 17) - Basic	(0.029)	0.001
- Diluted	(0.029)	0.001

Net earnings per share from discontinued operation - Basic	$0.024	$0.029
- Diluted	$0.024	$0.029
Weighted average number of common shares outstanding - Basic	28,227,250	28,227,250
- Diluted	28,227,250	28,227,250

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WEST COAL ENERGY INC. (FORMERLY ENDO NETWORKS, INC.)
AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common stock
	Shares	Amount	Additional paid-in capital	Statutory capital reserves	Statutory welfare reserves	Accumulated comprehensive income	Retained earnings (Deficit)	Total
Balance at January 1, 2005 (at par $0.1208)	39,000,000	$4,712,137	$84,759	$15,839	$7,920	$-	$209,558	$5,030,213

Foreign Currency
translation	-	-	-	-	-	125,594	-	125,594

Net income	-	-	-	-	-	-	842,692	842,692

Transfer to statutory reserves	-	-	-	90,408	45,204	-	(135,612)	-

Dividend	-	-	-	-	-	-	(468,656)	(468,656)

Balance at December 31, 2005 (at par $0.1208)	39,000,000	$4,712,137	$84,759	$106,247	$53,124	$125,594	$447,982	$5,529,843

Capital injection of subsidiaries	-	-	4,440,960	-	-	-	-	4,440,960
Exchange of share prior to recapitalization	(39,000,000)	(4,712,137)	4,712,137	-	-	-	-	-

Capital acquired on capitalization (at par $0.001)	2,712,000	2,712	(2,712)		-
Cancellation of share (at par $0.001)	(1,154,350)	(1,154)	1,154	-	-	-	-	-
Recapitalization (at par $0.001)	26,669,600	26,669	(26,669)	-	-	-	-	-

Net loss	-	-	-	-	-	-	(92,020)	(92,020)

Transfer to statutory reserves	-	-	-	123,849	62,979	-	(186,828)	-

Effect on translation difference	-	-		2,110		306,718		308,828

Dividend	-	-	-	-	-	-	(499,590)	(499,590)
Balance at December 31, 2006	28,227,250	$28,227	$9,209,629	$232,206	$116,103	$432,312	$(330,456)	$9,688,021

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WEST COAL ENERGY INC. (FORMERLY ENDO NETWORKS, INC.)
AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities
Net (loss) income	$(92,020)	$842,692
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net income from discontinued operations	(690,482)	(809,713)
Minority interest	(32,794)	-
Depreciation and amortization	129,259	110,218
Provision for doubtful debts	443	-
Interest income	-	(28,957)
Change in operating assets and liabilities:
(Increase) decrease in:
Other receivables, deposits and prepayments	(1,798,207)	-
Increase (decrease) in:
Accrued expenses and other payable	186,958	(14,395)
Net cash provided by discontinued operations (Note 14)	3,709,360	887,171
Net cash generated from operating activities	1,412,517	987,016

Cash flows from investing activities
Increase in interest receivable to a related party	(27,206)	-
(Increase) decrease in amount due from a director	(81,452)	13,858
Interest received	-	84,941
Payment for land use right	(1,522,136)	-
Payment for establishment of a subsidiary	-	(335,500)
Proceeds from disposal of subsidiary	346,369	-
Purchase of intangible assets	-	(905)
Purchase of property, plant and equipment	(593,442)	(1,029)
Net cash used in investing activities	(1,877,867)	(238,635)

Cash flows from financing activities
Amounts due from shareholders	20,355	-
Dividend paid	(499,590)	(468,656)
Decrease in paid-in capital	4,524	-
Proceeds from paid in capital from subsidiaries	4,440,960	-
Net cash generated from (used in) financing activities	3,966,249	(468,656)

Effect of exchange rate changes	258,390	7,947

Net increase in cash	3,759,289	287,672

Cash, beginning of year	$691,268	$403,596

Cash, end of year	$4,450,557	$691,268

Supplemental disclosure information
Finance costs paid	$82	$2
Income taxes paid	$126,119	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WEST COAL ENERGY INC. (FORMERLY ENDO NETWORKS, INC.)
AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

1.	CORPORATE REORGANZATION AND BUSINESS ACTIVITIES

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

On October 18, 2006, the Company entered into a definitive Share Exchange Agreement with Hangson Limited (“Hangson”), whereby the Company acquired all of the outstanding common stock of Hangson in exchange for newly issued shares of the Company’s common stock to the Hangson shareholders (the “Share Exchange”). On October 20, 2006 (the “Closing Date”), Hangson became a wholly owned subsidiary and Hangson’s shareholders became owners of the majority of the voting stock. The acquisition of Hangson by the Company was accounted for as a reverse merger and a recapitalization because on a post-merger basis, the former shareholders of Hangson held a majority of the Company’s outstanding common stock on a voting and diluted basis. As a result, Hangson is deemed to be the acquirer for accounting purposes. From and after the Closing Date of the Share Exchange, the Registrant’s primary operations will now consist of the operations of Hangson.

Additionally, on August 18, 2006, Hangson entered into various agreements with Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”). Through these contractual arrangements, Hangson has the ability to substantially influence Shaanxi Suoang’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which obligates Hangson to absorb a majority of the risk of loss from Shaanxi Suoang activities, enables Hangson to control Shaanxi Suoang, and enables Hangson to receive a majority of Shaanxi Suoang’s expected residual returns, Hangson is considered the primary beneficiary of Shaanxi Suoang and as a variable interest entity (“VIE”) under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. Accordingly, the Company consolidates Shaanxi Suoang’s results, assets and liabilities in its financial statements. The Company’s consolidated assets do not include any collateral for Shaanxi Suoang’s obligations. The creditors of Shannxi Suoang do not have recourse to the general credit of the Company.

1.	CORPORATE REORGANZATION AND BUSINESS ACTIVITIES (CONT’D)

Hangson was incorporated under the laws of the British Virgin Islands on June 2, 2006. Hangson does not conduct any substantive operations of its own and conducts its primary business operations through its variable interest entity (“VIE”), Shaanxi Suoang. Shaanxi Suoang is engaged in the research, development, production, marketing and sales of coal-polymer (“COPO”) resin products including but not limited to, degradable mulch used for the conservation of moisture and warmth of soil and protection of the roots of plants, and materials used for plastic injection molding, electric wire covering, and garbage bags. Shaanxi Suoang is also engaged in the research, development, production and sale of coal-water mixture (“CMW”), which is a potential fuel substitute for coal, oil or gas. Since December 2006, Shaanxi Suoang ceased its operations in COPO products manufacturing and was planning to fully enter the business of manufacturing and selling CWM through a subsidiary of which 80% interest is controlled by Shaanxi Suoang New Energy Enterprise Company Ltd. (“New Energy”). From January 2007 , Shaanxi Suoang will cease its original operation in COPO products business and act as holding company for administrative and marketing support to New Energy.

On October 18, 2006, the Company executed a Share Exchange Agreement (the “Exchange Agreement”) by and between Hangson, and the stockholders of 100% of Hangson’s common stock (the “Hangson Stockholders”), on the one hand, and the Company and a majority of the Company’s stockholders, on the other hand.  The closing of this transaction (the “Closing”) occurred on October 20, 2006 (the “Closing Date”).

The Company effected a 1 for 5 reverse split of its common stock, which is effective as of October 17, 2006. The Company’s Board of Directors approved the Reverse Split in June 2006 and a majority of its stockholders approved it at the annual shareholder meeting on September 5, 2006. The Company had a total of 2,712,000 shares of common stock outstanding after the reverse split.

Under the Exchange Agreement, on the Closing Date, the Company issued a total of 26,000,000 shares of the Company’s Common Stock (the “Shares”) to Hangson Stockholders and to Viking Partners, Inc. (“Viking”), a consultant in this transaction, in exchange for 100% of the common stock of Hangson. Additionally, immediately prior to the Closing, Peter B. Day, the Company’s former President, CEO and sole director voluntarily cancelled 715,500 (post 1-for-5 reverse split) shares of the 915,500 (post 1-for-5 reverse split) shares of the Company’s common stock that he owns; and three of the Company’s other shareholders also voluntarily cancelled a total of 438,850 (post 1-for-5 reverse split) shares of the Company’s common stock that they own. Also pursuant to the Exchange Agreement, and as approved by a majority of the Company’s shareholders, the Company split its common stock on a 1-for-5 reverse basis (the “Reverse Split”) prior to the Closing Date. Further, prior to the Closing, the Company issued an additional 669,600 shares after the Reverse Split pursuant to certain anti-dilution provisions contained in agreements the Company had with two of the Company’s consultants. After the share cancellations, the Reverse Split and the consultant anti-dilution share issuances, the Company had a total of approximately 2,227,250 shares of common stock outstanding. After the Closing, the Company had 28,227,250 shares of common stock outstanding, with the Hangson’s Stockholders owning approximately 85% of the Company’s common stock, and with the balance of the Company’s common stock held by those who held the Company’s shares prior to the Share Exchange. In addition, at the Closing, Hangson paid the Company’s creditors a total of US$500,000 for consulting services rendered, in order to satisfy certain obligations as set forth in the Exchange Agreement.

1.    CORPORATE REORGANZATION AND BUSINESS ACTIVITIES (CONT’D)

On June 19, 2005, Shaanxi Suo’ang entered into an agreement to establish a subsidiary named Shaanxi SuoKe New Energy Enterprise Company Limited (“SuoKe”) together with a third party company named PengYuan Enterprise Company Ltd. (“PengYuan”) and Mr. Peng Zhou in which the Company invested $343,750 holding a 55% interest in SuoKe. The purpose for establishment of SuoKe was to carry out the operation of CWM, however, since the cooperation with PengYuan did not proceed as expected, the Company disposed of its investment in SuoKe and transferred its 55% interest in it to Mr. Peng Zhou. Based on an agreement signed between Peng Zhou and Shaanxi Suo’ang, the 55% investment in SuoKe had been transferred to Mr. Peng Zhou at the cost in the amount of $343,750.

On May 8, 2006, Shaanxi Suo’ang entered into an agreement to establish a subsidiary named Shaanxi Suo’ang New Energy Enterprise Company Limited (“Suo’ang New Energy”) together with Mr. Peng Zhou, in which Shaanxi Suo’ang has injected a capital of $496,000 representing an 80% equity interest in Suo’ang New Energy and Mr. Peng Zhou has injected $124,100 and representing an 20% equity interest in Suo’ang New energy. Suo’ang New Energy was formed for the purpose of engaging in the research, development, production and sale of “coal water mixture”, a fuel to substitute for coal, oil or gas. As at December 31, 2006, the plant was under construction and the Company expects to commence operation around July 2007.

2.	FISCAL YEAR END

Prior to the acquisition, Hangson’s reporting fiscal year end was December 31. However, the Company’s reporting year-end was September 30. The Company has decided to adopt the fiscal year end of Hangson, its operating business after the share exchange transaction described above, and thus on January 15, 2007, the Company Company’s Board of Directors approved a change of its fiscal year by an unanimous written consent. The Company’s new fiscal year will begin on January 1 and end on December 31 of each year, and this change shall be applicable with the year ending December 31, 2006.

3.	GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared based on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In January 2007, the Company ceased its COPO resin operation and is now principally engaged in research, development, production, marketing and sales of “coal-water mixture” business. The new business has not commenced operations and the Company may need additional financing to meet cash requirements for start up and to ensure continuity as a going concern.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded amounts of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon its ability to achieve and maintain profitable operations for the new business in 2007. The Company has already entered into sales contracts in respect of the “coal-water mixture” business which the management believes will generate sufficient cash flow to meet its obligations on a timely basis in the foreseeable future.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation and consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the financial statements of the Company, Hangson and its variable interest entities, Shaanxi Suo’ang and its controlled subsidiary, Suo’ang New Energy. All significant inter-company transactions and balances among the Company, Hangson and its variable interest entities are eliminated upon consolidation.

By the end of the year, Shaanxi Suo’ang’s main operation was discontinued and the assets are classified as assets held for sale and discontinued operation.

On September 15, 2005, the Company established a subsidiary named Shaanxi Suoke New Energy Industry Company Limited (“Shaanxi Suoke”) in which the Company injected a capital of $335,500 representing a 55% equity interest in Shaanxi Suoke. Shaanxi Suoke was formed for the purpose of engaging in the research, development, production and sale of “coal water mixture”, a fuel to substitute for coal, oil or gas.

However, since its establishment, Shaanxi Suoke has never commenced any operations. Nor has the Company gained any control of the board of Shaanxi Suoke. In addition, by a resolution on May 15, 2006, the Company sold the 55% equity interest of Shaanxi Suoke to one of the shareholders of Shaanxi Suoke, Mr. Peng Zhou, who established another subsidiary named Suo’ang New Energy together with Shaanxi Suo’ang, at cost with a cash consideration of $335,500.

Statement of Financial Accounting Standards (“SFAS”) No. 94 “Consolidation of All Majority-Owned Subsidiary” requires that all majority-owned subsidiaries shall be consolidated except those where control is likely to be temporary or it does not rest with the majority owner. Accordingly, these financial statements do not consolidate Shaanxi Suoke for the year ended December 31, 2005 and 2006, because of the lack of ability to control Shaanxi Suoke. Results of Shannxi Suoke since its establishment to December 31, 2005 and 2006 were immaterial.

(b)	Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Significant estimates include estimates of accruals and determination of fair values for assets disposed.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(c)	Accounts and other receivables

Accounts and other receivables are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts.

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year. As of December 31, 2006, accounts and other receivables were net of allowances of $3,772 and Nil, respectively. As of December 31, 2005, accounts and other receivables were net of allowances of $3,215 and Nil, respectively.

(d)	Inventories

Inventories from the discontinued operations are stated at the lower of cost, as determined on a weighted average basis, or net realizable value. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition.

(e)	Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of plant, property and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation or amortization for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Leasehold properties	the shorter of the useful life or the lease term
Leasehold improvements	the shorter of the useful life or the lease term
Plant and machinery	10 years
Office equipment	5 years
Motor vehicles	3 years

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(f)	Construction in progress

Construction in progress includes direct costs of factory buildings. Construction in progress is not depreciated until such time as the assets are completed and put into operational use.

(g)   Intangible assets

The land use right is amortized over the expected period of 50 years.

(h)	Impairment

The Company accounts for impairment of long-lived assets including property, plant and equipment, and amortizable intangible assets in accordance with SFAS No.144, Accounting for Impairment of Long-Lived Assets to be Disposed Of, which requires an impairment loss to be recognized when the carrying amount of a long-lived asset or asset group exceeds its fair value and is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition). The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

(i)	Comprehensive income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had accumulated comprehensive income of $432,312 and $125,594 for the years ended December 31, 2006 and 2005 respectively. The comprehensive income arose from the changes in foreign currency exchange rate.

(j)	Fair value of Financial instruments

The Company believes that the carrying values of its cash and cash equivalents, other receivables and other payables as of December 31, 2006 approximate to their respective fair values due to the short-term nature of those instrument.

(k)	Revenue recognition

Revenues of the Company include COPO resin product sales which have been classified as discontinued operations. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Revenues are presented net of value added tax (VAT). No return allowance is made as products are normally not returnable upon acceptance by the customers

(l)	Advertising expenses

Advertising expenses are expensed to operations in the period incurred. The Company incurred advertising expenses of $986 and $1,258 for the years ended December 31, 2006 and 2005, respectively.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(m)	Research and development costs

Research and development costs are expensed to operations as incurred.

(n)	Stock based compensation

The Company has adopted Statement of Financial Accounting Standards No. 123R “Accounting for Stock-Based Compensation” (“SFAS123”), which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus in Issue No. 96-18, “Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF 96-18”), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

(o)	Earnings per share

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

(p)	Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

(q)	Foreign currency transactions

The Company determines its functional currency based on the criteria of SFAS 52, Foreign Currency Translation and has determined RMB to be their functional currency. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the balance sheet date. Exchange gains or losses are included in the statement of operations.

(r)	Foreign currency translation

The reporting currency of the Company is the United States Dollars. All assets and liabilities accounts have been translated into United States Dollars using the current exchange rate at the balance sheet date. Capital stock is recorded at historical rates. Revenue and expenses are translated using the average exchange rate in the year. The resulting gain and loss has been reported as other comprehensive income (loss) within the shareholder’s equity.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(s)   Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

(t)	Recently issued accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not yet determined the impact of the adoption of SFAS No. 155 on its financial statements, if any.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in indicated situations; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose relevant subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company has determined that the adoption of SFAS No. 156 did not have a material impact on Consolidated Financial Statements.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(t)   Recently issued accounting pronouncements (cont’d)

The FASB issued FASB Interpretation No.(“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” in July 2006 .This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for the Company in the first quarter of 2008. The Company does not anticipate that the adoption of this standard will have a material effect on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when quantifying misstatements in Current Year Financial Statements,” which eliminated the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 is effective for the Company and is consistent with its historical practices for assessing such matters when circumstances have required such an evaluation. Accordingly, the Company does not believe that the adoption of SAB 108 will have any impact on its financial statement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. The provisions of this Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will be required to adopt the provisions of this statement as of January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement enhances disclosure regarding the funded status of an employer’s defined benefit postretirement plan by (a) requiring companies to include the funding status in comprehensive income, (b) recognize transactions and events that affect the funded status in the financial statements in the year in which they occur, and (c) at a measurement date of the employer’s fiscal year-end. Statement No. 158 effective for fiscal years ending after December 15, 2008, and is not expected to apply to the Company.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“ SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair values. SFAS 159 is effective for fiscal years after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements.

5.   CONCENTRATION OF CREDIT RISK

(a)
Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivable arising from discontinued business. The Company performs ongoing evaluations of their cash position and credit evaluations to ensure collections and minimize losses.

(b)	As of December 31, 2006 and 2005, the Company’s bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

(c)
For the years ended December 31, 2006 and 2005, all of the Company’s sales arose in the PRC and were generated by the discontinued operation. All accounts receivable as of December 2006 and 2005 also arose in the PRC generated from the discontinued operation.

(d)	Details of the customers accounting for 10% or more of total sales as of December 31, are as follows:

	2006	2005

Company A	$-	$610,000

Company B	-	586,204

Company C	1,252,276	-

Company D	1,174,336	-

Company E	1,151,996	-

Company F	748,503	-

The accounts receivable from the three customers with the largest receivable balance represents 50% and 48% of the balance of the account at December 31, 2006 and 2005, respectively. Since these accounts receivable originated from the COPO resin business, which was discontinued subsequent to the year-end, part of these amounts have been reclassified to discontinued operations.

6.     CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company’s operations are all carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

7.    DEPOSIT AND PREPAYMENTS

Deposit and prepayment consist of the following as of December 31,

	2006	2005

Prepayment for construction in progress	$1,827,932	$-
Rental deposit	1,902	-
Others	935	-

	$1,830,769	$-

8.    INVESTMENT

Investment consists of the following as of December 31,

	2006	2005

Capital injected in a subsidiary	$-	$335,500

On September 15, 2005, the Company established a subsidiary named Shaanxi Suoke New Energy Industry Company Limited (“Shaanxi Suoke”) in which the Company injected a capital of $335,500 representing a 55% equity interest in Shaanxi Suoke. Shaanxi Suoke was formed for the purpose of engaging in the research, development, production and sale of “coal water mixture”, a fuel to substitute for coal, oil or gas.

However, since its establishment, Shaanxi Suoke has never commenced any operations. Nor has the Company gained any control of the board of Shaanxi Suoke. In addition, by a resolution on May 15, 2006, the Company sold the 55% equity interest of Shaanxi Suoke to one of the shareholders of Shaanxi Suoke, Mr. Peng Zhou, who later on established another subsidiary named Suo’ang New Energy together with Shaanxi Suo’ang, at cost with a cash consideration of $335,500.

Statement of Financial Accounting Standards (“SFAS”) No. 94 “Consolidation of All Majority-Owned Subsidiary” requires that all majority-owned subsidiaries shall be consolidated except those where control is likely to be temporary or it does not rest with the majority owner. Accordingly, no consolidated financial statements have been prepared to consolidate Shaanxi Suoke for the year ended December 31, 2005 and 2006, because of lack of ability to control Shaanxi Suoke. Results of Shannxi Suoke since its establishment to December 31, 2005 and 2006 were immaterial.

9.     INTEREST BEARING LOAN TO A RELATED PARTY

An interest bearing loan has been lent to a related company, Shaanxi Hanzhong New Century Real Estate Company Limited which was controlled by a shareholder, Mr. Yang Feng. The loan was lent with a term of five years from November 5, 2002 to November 5, 2007 and bears interest at 7.2% per annum. A majority shareholder of the Shaanxi Suo’ang, Shaanxi Hanzhong Blue Tide Costumes Group Corporation Limited, guaranteed the repayment of this loan with all of its assets and issued a commitment letter to Shaanxi Suo’ang. According to a supplement agreement signed between both parties and witnessed by a PRC lawyer, the loan is repayable in one lump sum in May 2007.

10.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of December 31,

	2006	2005

Construction in progress	$579,610	$-
Office equipment	57,771	52,964
Motor vehicles	119,624	95,571

	757,005	148,535
Less: Accumulated depreciation and amortization	(133,071)	(55,887)

	$623,934	$92,648

Construction in progress included above was the construction of buildings, production lines and machinery for the “coal-water mixture” business. The construction work commenced in June 2006 and the first phase is expected to be completed and become operational in 2007.

The depreciation expenses on property, plant and equipment for the years ended December 31, 2006 and 2005 were $21,622 and $18,704 respectively.

11.	INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31,
	2006	2005

Land use rights	$1,547,192	$-
Patent	-	930,000
Accounting software	1,832	905
	1,549,024	930,905

Less: Accumulated amortization	(15,675)	(302,265)

	$1,533,349	$628,640

During the year, the Company paid $1,547,192 for obtaining a land use rights located at Yao Zhou Ou, PRC. The Company is in the process of obtaining the land use right certificate. Management expects that the application will be completed in July 2007 and expects that there should be no legal barriers for the Company to obtain an ownership certificate.

On formation of Shaanxi Suoang, a former shareholder contributed the patent in return for the issuance of 18% common stock in Shaanxi Suoang. The patent was carried at the fair value at the time of contribution by that shareholder based on an independent appraisal and as agreed among the shareholders of Shaanxi Suoang. The patent was related to COPO resin production. As the production of COPO resin ceased in December 2006, the patent was disposed to a related company, HanZhongWeiDa Commercial Company Limited which was controlled by Leping Yao, a shareholder of Shaanxi Suoang at a consideration of $256,200.

The amortization expense on intangible assets for the years ended December 31, 2006 and 2005 were $94,684 and $91,514, respectively. For each of the next five years, annual amortization expense on the land use rights and accounting software will be $30,944 and $366, respectively.

12.   ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of December 31,

	2006	2005

Retention payable for leasehold improvement	$-	$4,340
Accrued operating expenses	235,769	49,040
Accrued staff welfare	52,993	33,249
Other payable	68,363	53,496

	$357,125	$140,125

13.    STATUTORY RESERVES

As stipulated by the PRC’s Company Law, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(i)	Making up cumulative prior years’ losses, if any;
(ii)
Allocations to the “Statutory capital reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital, which is restricted for set off against losses, expansion of production and operation or increase in registered capital;

(iii)
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund”, which is restricted for capital expenditure for the collective benefits of the Company's employees; and

(iv)	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

Statutory reserves consist of the following as of December 31,

	2006	2005

Statutory capital reserve	$232,206	$106,247
Statutory common welfare fund	116,103	53,124

	$348,309	$159,371

14.   DISCONTINUED OPERATIONS

(a) Assets of discontinued operation consist of the followings as of December 31,

	2006	2005
ASSETS
Current Assets
Accounts receivable, net of allowances for doubtful accounts of $3,772 and $3,215, as at December 31, 2006 and 2005 respectively	$750,635	$639,701
Patent transfer receivable	256,200	-
Other receivable	39,071	39,432
Deposits and prepayments	-	124,863
Assets held for sale (Note 15)	2,439,556	2,671,668
	3,485,462	3,475,664

Patent transfer receivable represents the amount receivable for the disposal of patent.

LIABILITIES
Current Liabilities
Accounts payable	$864,787	$64,702
Accrued expenses and other payables	-	38,287
Deposits on property held for resale	1,409,100	-
Taxes payable	92,744	1,680
Total Current Liabilities	2,366,631	104,669

Accrued expenses and other payables of discontinued operation consist of the following as of December 31,

	2006	2005
Retention payable for leasehold improvement	$-	$4,340
Accrued operating expenses	-	33,947

	$-	$38,287

14.  DISCONTINUED OPERATIONS (CONT’D)

(b) Results of discontinued operations consist of the following as of December 31,

	2006	2005

Revenue	$7,253,887	$5,426,591

Cost of goods sold	5,434,301	4,417,584
Gross profit	1,819,586	1,009,007

Operating expenses
Selling expenses	285,235	143,231
General and administrative expenses	354,162	475,938

Income from discontinued operations	1,180,189	389,838

Other income (expenses)
Rental income, net of outgoings	329,741	419,875
Sundry income(expenses)	(143,534)	-
Total other income	186,207	419,875

Income from discontinued operations before income taxes	1,366,396	809,713

Provision for income taxes	(214,482)	-
Net income from discontinued operations	1,151,914	809,713

Loss on disposal of patent	(291,266)	-
Impairment of plant and machinery	(170,166)	-

Net income from discontinued operations	$690,482	$809,713

c) Cash flows from of discontinued operations consist of the following as of December 31,

	2006	2005
Cash flows from discontinued operations
Net income	$690,482	$809,713
Adjustments to reconcile net income to net cash provided by (used in) discontinued operations:
Depreciation and amortization	175,235	112,252
Impairment of plant and equipment	170,166	-
Loss on disposal of patent	291,266	-
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, trade	(88,720)	(188,422)
Other receivables, deposits and prepayments	187,054	42,525
Inventories	24,350	323,489
Increase (decrease) in:
Accounts payable	784,568	(200,459)

Deposit from property held for resale	1,385,478	-
Taxes payable	89,481	(11,927)
Net cash provided by discontinued operations	$3,709,360	$887,171

15.           ASSETS HELD FOR SALE

Assets held for sale consist of the following as of December 31,

	2006	2005

Properties and leasehold improvements (Note a)	$2,334,934	$2,357,421
Machinery (Note b)	89,670	275,798
Inventory (Note c)	14,952	38,449

	$2,439,556	$2,671,668

(a)           Property and leasehold improvements

Property and leasehold improvements consist of the following as of December 31,

	2006	2005

Cost	$2,544,085	$2,462,659
Accumulated depreciation	(209,151)	(105,238)

	$2,334,934	$2,357,421

During the year 2004, the Company exchanged leasehold properties consisting of three floors in a commercial building and having a net book value of $1,691,555 for other leasehold properties also consisting of three floors in the same building and having a fair value of $1,773,697. The terms of the exchange also required the Company to pay cash of $501,205. The Company accounts for the cash component as an acquisition of real estate, and the nonmonetary component based on the recorded amount of $1,691,555 of the leasehold properties given up.

On June 13, 2006, the Company signed a property transfer agreement with a related company, Han Zhong Si Xiong Ke Chuang Commercial Company Ltd., which is controlled by the shareholder of the Company, Mr. Yanjun Zhao, to dispose the leasehold properties together with the leasehold improvement at a cash consideration of approximately $2,450,000 which is $120,000 lower then the evaluated value according to an appraisal report issued by Xi’An Zheng Heng Assets Valuation Company Ltd. As such, there was gain on disposal of the property and leasehold improvements of $ 115,066. According to the agreement, the cash consideration would be settled by installment with the last installment on or before March 31, 2007 and the title of the property will be passed to the buyer upon receipt of the 95% of the total consideration paid to the Company. As at December 31, 2006, an amount of $1,409,100 has been received by the Company and recorded as deposits on property held for resale.

On March 25, 2007, the Company and the buyer entered into a supplementary agreement whereby the Company agrees to transfer the title of the properties to the buyer when the buyer pays the remaining balance of approximately $1,040,900 before the date of May 31, 2007.

The depreciation expense on property and leasehold improvement for the years ended December 31, 2006 and 2005 were $98,788 and $91,128 respectively.

15.  ASSETS HELD FOR SALE (CONT’D)

(b)   Machinery

Machinery consist of the following as of December 31,

	2006	2005

Cost	$324,086	$316,521
Impairment	(170,166)
Accumulated depreciation	(64,250)	(40,723)

	$89,670	$275,798

After the balance sheet date, the Company and the buyer entered into an agreement whereby the Company agreed to sell the machinery to a related company, HanZhongWeiDa Commercial Company Limited which controlled by LePing Yao, a shareholder of Shaanxi Suoang at a consideration of $89,670. The Company accounts for impairment of the machinery in accordance with SFAS No.144, Accounting for Impairment of Long-Lived Assets to be Disposed Of, of $170,166 for the year.

The depreciation expense on machinery for the years ended December 31, 2006 and 2005 were $21,817 and $21,124 respectively.

(c)   Inventories

Inventories consist of the following as of December 31,

	2006	2005

Raw materials	$7,608	$5,530
Finished goods	5,244	31,644
Packing materials	229	901
Consumables	1,871	374

	$14,952	$38,449

After the balance sheet date, the Company sold the inventories to unrelated third parties in consideration of $12,767 with a loss of $2,185.

16.   INCOME TAXES

Companies in the PRC are generally subject to PRC Enterprise Income Taxes at a statutory rate of 33% (30% of national income tax plus 3% local income tax) on the net income. However, Shaanxi Suoang has been approved as a “high and new technology enterprise” and under PRC Income Tax Laws, it is entitled to a preferential tax rate of 15% upon expiry of a two year’s tax holiday for 2004 and 2005, within which no income taxes were being charged. Shaanxi Suoang is subject to the income tax from 2006. Current year’s income tax expenses are $214,482, which all related to the discontinued operations. Another PRC subsidiary, Suo’ang New Energy has only been newly established and carried no operations in year 2006. During the year, there is no income and no income tax liability.

The Company and Hangson are not subject to any income taxes as the companies have no income for the year 2006 and 2005.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate:

	2006	2005

U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0%)	(34.0%)
China preferential income tax rate	15.0%	15.0%
Tax holiday	-	(15.0%)

Effective tax rate	15.0%	-

No significant deferred tax liabilities or assets existed as of either December 31, 2006 or 2005.

17.   EARNINGS PER SHARE

Basic earnings per share (EPS) for the years ended December 31, 2006 and 2005 were determined by dividing net income for the years by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was adjusted to account for the effects of the share exchange transaction as a reverse acquisition as more fully described in Note 1.

The Company has retroactively adjusted the weighted average number of common shares outstanding by deeming that the one-for-five (1:5) reverse stock split during the year had occurred as of the beginning of the earliest period presented.

The reconciliations of the denominators of the basic and diluted EPS computations are as follows:

	December 31,	December 31,
	2006	2005

Denominator for Basic EPS	28,227,250	28,227,250

Weighted average effect on denominator for Basic EPS	28,227,250	28,227,250

18.  RELATED PARTY TRANSACTIONS

(a)    Related party receivables and payables

Amounts receivable from a related party and directors as of December 31, are summarized as follows:

	2006	2005
Loan to a related party
Shaanxi Hanzhong New Century Real Estate Company Limited (see Note 9)
Principal	$384,300	$372,000
Interest receivable	27,670	-
	411,970	372,000

Amounts due from directors
Mr. Baowen Ren, also a shareholder of the Company	$144,698	$119,397
Mr. Peng Zhou, also a shareholder of the Company and Suoang New Energy	61,488	-
	206,186	119,397
Amount due to a director
Mr. Peng Zhou, also a shareholder of the Company and Suoang New Energy	20,702	-

Balance with Shaanxi Hanzhong New Century Real Estate Company Limited represented an interest bearing loan which was fully described in Note 9.

Balances with Mr. Baowen Ren and Mr. Peng Zhou represent cash advances by the Company. These balances are interest free and unsecured and have no fixed repayment dates. It is expected that the balances will be received or repaid within one year.

(b)   Guarantee given by a shareholder

A majority shareholder of the Company, Shaanxi Hanzhong Blue Tide Costumes Group Corporation Limited, has guaranteed the repayment of the long-term interest bearing loan advanced to a related company, Shaanxi Hanzhong New Century Real Estate Company Limited, controlled by Mr. Yang Feng as more fully described in Note 9 and above.

(c)   Sale of Shaanxi Suoke

During the year, Shaanxi Suo’ang disposed of its 55% equity interest in Shaanxi Suoke to one of the shareholders of Shaanxi Suoke and who is also the present minority shareholder of Suoang New Energy, Mr. Peng Zhou, at its carrying cost of $335,500 as more fully described in Note 8.

(d)   Disposal of Patent

During the year, Shaanxi Suo’ang disposed its patent to a related company, HanZhongWeiDa Commercial Company Limited which is controlled by Leping Yao, a shareholder of Shaanxi Suoang at the consideration of $256,200 as more fully described in Note 11.

18.   RELATED PARTY TRANSACTIONS (CONT’D)

(e)           Transfer of property

On June 13, 2006, the Company signed a property transfer agreement with a related company, HanZhong SiXiong KeChuang Commercial Company Ltd., which is controlled by the shareholder of the Company, Mr. Yanjun Zhao to dispose the leasehold properties together with the leasehold improvement at the cash consideration of approximately $2,450,000. The title of the property will only be transferred until payment of 95% consideration as more described in Note 15.

19.   COMMITMENTS AND CONTINGENCIES

(a)   Capital expenditure commitments

During the fiscal year 2006, the Company entered into various contracts for the construction of a new plant for its coal water mixture business. Furthermore, the Company also entered into several contracts to purchase machinery.

The Company’s commitments for capital expenditure as of December 31, 2006 are as follows:

Contracted but not accrued for:
Construction of factory buildings	$210,787
Purchase of machinery	620,862

Total	$831,649

(b)	Operating lease commitments

As of December 31, 2006, the Company’s total future minimum lease payments under non-cancelable operating leases to be paid in each of the five succeeding years are as follows:

Years ending December 31,
2007	$4,851
2008	4,851
2009	4,043
2010 and thereafter	-
Total Operating Lease Commitments	13,745

(c)   Ownership Certificate of the leased property

According to relevant PRC laws and regulations, a land use right certificate, along with government approvals for land planning, project planning, and construction need to be obtained before construction of building is commenced. An ownership certificate shall be granted by the government upon application under the condition that the aforementioned certificate and government approvals are obtained.

The Company has not yet obtained the ownership certificate. However, the developer of the leasehold property held for re-sale has applied to obtain the ownership certificate for approval. Moreover, the developer of the leasehold property held for re-sale had already obtained approvals for land planning, project planning, and construction.

19.   COMMITMENTS AND CONTINGENCIES (CONT’D)

(c)   Ownership Certificate of the leased property (cont’d)

Management believes, under the condition that the developer is granted a land use right certificate and related approvals, there should be no legal barriers for the Company to obtain an ownership certificate for the leasehold property held for re-sale.  However, in the event that the Company fails to obtain the ownership certificate for the leasehold property held for re-sale, there is the risk that the buildings may need to be vacated as illegitimate ownership. However, management believes that this possibility while present is very remote. As a result, no provision has been made in the financial statements for this potential occurrence.

(d)   Social insurance of Employees

According to the prevailing laws and regulations of the PRC, the Company is required to cover its employees with medical, retirement and unemployment insurance programs. Management believes that due to the transient nature of its employees, the Company does not need to provide all employees with such social insurance.

In the event that any current or former employee files a complaint with the PRC government, the Company may be subject to making up the social insurance as well as administrative fines. As the Company believes that these fines would not be material, no provision has been made in this regard.

20.         SUBSEQUENT EVENTS

After the balance sheet date, the Company ceased its COPO resin operation and is principally engaged in research, development, production, marketing and sales of its coal water mixture (“CWM”) product. The CWM business is expected to be 100% carried out by Shaanxi Suo’ang’s 80% owned subsidiary, Suo’ang New Energy.

The Company disposed all its plant and machinery in relation to its COPO resin operation with the carrying amount of approximately $263,000 at the consideration of approximately $90,000. The disposal loss of those plant and machinery has been reflected as an impairment loss in current year.

21.   RECLASSIFICATIONS

Certain amounts included in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not have any effect on reported net income.

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

ITEM 8B. OTHER INFORMATION

As discussed more fully above under Item 1. (“Description of Business”), the Company decided to cease operations of its COPO resin products business and focus on the Company’s CWM Fuel product business. Thus, in December 2006, the Company’s patented technology owned through Shaanxi Suoang in connection with the COPO resin products was sold to HanZhongWeiDa Commercial Company Limited (“HanZhongWeiDa”), a related company controlled by Leping Yao, a shareholder of Shaanxi Suoang, for consideration of $256,200. Further, and in January 2007, we ceased operations at our COPO resin product manufacturing plant and we sold our COPO resin products’ manufacturing plant machinery to HanZhongWeiDa Commercial Company Limited for consideration of $89,670. The Company obtained an independent appraisal report prior to the sale of the patent and the COPO plant machinery and the appraised value for the patent was approximately RMB2,000,000 (approximately $259,538) and the appraised value of the COPO plant machinery was approximately RMB700,000 (approximately $90,838). The Company then sought out buyers who would be interested in purchasing these assets for the highest purchase price and also considered the recoverability of proceeds from the sale of these assets. Of the companies that made an offer for these assets, HanZhongWeiDa offered the highest price and thus the Company sold these assets to HanZhongWeiDa. The Company incurred a loss on the disposal of the patented technology of $291,266 and incurred an impairment loss of $170,166 in connection with the disposal of the COPO resin product plant machinery.

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

Name	Age	Positions
Baowen Ren	37	CEO, President and Chairman of the Board
Wenjie Zhang	34	Director
Peng Zhou	38	Director
Caixia Peng	28	Chief Financial Officer and Treasurer

Baowen Ren, 37, is the Director of Hangson Limited and has been Chairman of the Board of Shaanxi Suo’ang Biological Science & Technology, Co., Ltd. (“Shaanxi Suo’ang”), Hangson’s Chinese operational variable interest business entity, since January 2003. Mr. Ren is a senior economic engineer who graduated from the Business Management Department of Hanzhong Normal University in 1992. He had been the president of Shaanxi Lanchao Group Clothe Group Co. Ltd. from January 2001 to December 2002 and had been conferred honorable titles of “Pacemaker in the New Long March”, “Shaanxi Outstanding Young Entrepreneur”, “Shaanxi Top 100 Entrepreneur”, and “National Model Township Entrepreneur of Ministry of Agriculture”. Under his leadership, Shaanxi Suo’ang has convened a batch of excellent management personnel for products technology development, market strategy and sales, and capital operations for the expansion and development of Shaanxi Suoang’s business.

Peng Zhou, 38, is the General Manager of Shaanxi Suo’ang, Hangson’s Chinese operational variable interest business entity. Mr. Zhou is an accountant who graduated from the Statistics Department of Shaanxi Institute of Finance in 1992. Mr. Zhou started at Shaanxi Suo’ang as a Project Manager in May 2002 and was promoted to his current position as General Manager in May 2005. Mr. Zhou has also been engaged in industries such as finance, media, foreign trade, real estate and had held the posts of manager of credit department, editor, financial supervisor, and deputy manager. From June 1997 until March 2002, Mr. Zhou was the Vice President of Hanzhong Ruisen Real Estate Company. Mr. Zhou was also in charge of compiling and reporting work for a number of projects such as Industrial Park Project of 3,000-thousand Sets of Clothes, New Construction Material Project-Shale Brick Manufacturing Demonstration Base with Annual Output of 6000-Thousand Pieces, and Erlang Dam Downstream Hydropower Station Cascade Development Project.

Wenjie Zhang, 34, has been the General Manager of Hanzhong Minsheng Guomao Department Store since January 2004. Mr. Zhang graduated with a degree in administration from the Xi’an Science Institution in 1995. From January 2001 until December 2003, Mr. Zhang was the Sales Manager at Shaanxi Jingyi Wood Group Company.

Caixia Peng, 28, is the Finance Director of Shaanxi Suo’ang, Hangson’s Chinese operational variable interest business entity. Ms. Peng started as Shaanxi Suo’ang’s Finance Manager in April 2005 and has been Shaanxi Suo’ang’s Finance Director since February 2006. Ms. Peng is an accountant who graduated from the Xi’an Finance & Economy Institution in 1992. From July 2003 until March 2005, Ms. Peng was the Finance Manager at Yangling Bodisen Co., Ltd. Prior to that, from July 2001 until June 2003, Ms. Peng was the Finance Director at Yangling Tianwei Pharmaceutical Co., Ltd.

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

Code of Ethics

For the year ended December 31, 2006, we did not have formal written code of ethics applicable to our principal executive officer and principal financial officer, because the board of directors has not determined it to be immediately necessary from a management perspective to adopt a formal code at this time. However, we plan to adopt and approve a formal written code of ethics in the near future.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent (10%) stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, all of the Company’s other officers, directors and greater than ten percent (10%) shareholders complied with all applicable Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

None of current executive officers received compensation in excess of $100,000 for the fiscal years ended December 31, 2006 or 2005, respectively. The following table summarizes all compensation received by our previous Chief Executive Officer, President and Chief Financial Officer in fiscal years 2006 and 2005.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Baowen Ren, Chief Executive Officers (1)	2006	4,560	0	0	0	0	0	0	4,560
	2005	4,556	0	0	0	0	0	0	4,556
Caixia Peng, Chief Financial Officer(2)	2006	2,430	0	0	0	0	0	0	2,430
	2005	2,130	0	0	0	0	0	0	2,130
Peter B. Day, Former CEO and CFO (3)	2006	$105,500	0	0	0	0	0	0	105,500
	2005	$103,200	0	0	0	0	0	0	103,200

__________________________

(1)	Salary paid to Mr. Ren is expressed in U.S. Dollars based on the interbank exchange rate of RMB 7.90 for each 1.00 U.S. Dollar, on October 20, 2006.

(2)	Salary paid to Ms. Peng is expressed in U.S. Dollars based on the interbank exchange rate of RMB 7.90 for each 1.00 U.S. Dollar, on October 20, 2006.

(3)
As of September 30, 2006, Mr. Day was the Chief Executive Officer, President, and Chief Financial Officer of the Company. Mr. Day had not received any payment for his position and as a result his salary was accrued as an expense. This liability was purchased from the Company by Mr. Day together with the assets of Endo Canada pursuant to the June 26, 2006 Asset and Share Purchase Agreement. Mr. Day resigned as the Company’s Chief Executive Officer, President, and Chief Financial Officer on October 20, 2006 in connection with the Share Exchange transaction described above under the section titled “Item 1. Description of Business”.

Narrative Disclosure To Summary Compensation Table And Grants Of Plan-Based Awards

We currently do not have any employment agreements with our executive officers.

STOCK EXERCISES

For the fiscal years ended December 31, 2006 and 2005, the Company had no unexercised stock options or stock awards that had not vested because the Company had not issued any options or Stock Appreciation Rights (“SARs”) to any officers, employees or directors during the last two fiscal years. During the fiscal year ended 2004, the Company issued options for the purchase a total of 634,000 shares of the Company’s common stock to consultants of the Company. All of these options expired as of September 30, 2006.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control. As a result, we have omitted this table.

DIRECTOR COMPENSATION

We currently we do not have any compensation agreements with the members of our Board of Directors for their service on the Board, and we did not provide any director compensation to members of our Board during the last fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of April 16, 2007, for each of the following persons:

• each of our directors and named executive officers;

• all directors and named executive officers as a group; and

• each person who is known by us to own beneficially five percent or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is Room 2205, Suite A, Zhengxin Bldg., No.5, Gaoxin 1st Road, Gao Xin District, Xi’an, Shaanxi Province, People’s Republic of China. The percentage of class beneficially owned set forth below is based on 28,227,250 shares of common stock outstanding on April 16, 2007.

Named executive officers and directors:	Number of Shares beneficially owned	Percentage of class beneficially owned (1)
Baowen Ren, CEO, President, and Chairman	9,597,232	34.00%
Wenjie Zhang, Director	1,269,234	4.50%
Peng Zhou, Director	0	0.0%
Caixia Peng, CFO and Treasurer	0	0.0%
All directors and executive officers as a group (4 persons)	10,866,466	38.5%
____________________
* less than 1%

(1)	Based on 28,227,250 shares outstanding.

Securities Authorized for Issuance under Equity Compensation Plan

We currently do not have any effective equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

HANGSON’S CONTRACTUAL ARRANGEMENTS WITH SHAANXI SUOANG AND ITS SHAREHOLDERS

PRC law currently limits foreign equity ownership of Chinese companies. To comply with these foreign ownership restrictions, we operate our business in China through a series of contractual arrangements with Shaanxi Suoang and its majority shareholders that were executed on August 18, 2006. For a description of these contractual arrangements, please see the section under Item 1 above titled “Contractual Arrangements with Shaanxi Suoang and Its Shareholders.”

RELATED PARTY TRANSACTIONS

Set forth below are the Company’s related party transactions and the related party transactions between Shaanxi Suoang’s shareholders, officers and/or directors, and Shaanxi Suoang, with whom Hangson has contractual arrangements which give Hangson the ability to substantially influence Shaanxi Suoang’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval.

(a)	Related party receivables and payables

Amounts receivable from a related party, and due from or due to directors as of December 31 of each year are summarized as follows:

	2006	2005
Loan to a related party
Shaanxi Hanzhong New Century Real Estate Company Limited (1)	$411,970	$372,000

Amounts due from directors
Mr. Baowen Ren, also a shareholder of the Company (2)	$144,698	$119,397
Mr, Peng Zhou, also a shareholder of the Company (2)	$61,488	$-
Amount due to a director
Mr, Peng Zhou, also a shareholder of the Company and Suoang New Energy (2)	$20,702	$-

(1)
Balance with Shaanxi Hanzhong New Century Real Estate Company Limited represents a long-term interest bearing loan of $384,300 paid and interest receivable of $57,670 to a company, Shaanxi Hanzhong New Century Real Estate Company Limited is controlled by the shareholder, Mr. Yang Feng. The loan is for a term of five years from November 5, 2002 to November 5, 2007 and bears interest at 7.2% per annum. A majority shareholder of the Shaanxi Suoang, Shaanxi Hanzhong Blue Tide Costumes Group Corporation Limited, guarantees the repayment of this loan. According to a supplement agreement signed between both parties and witnessed by a PRC lawyer, the loan is repayable in one lump sum in May 2007.

(2)
The balances with Mr. Baowen Ren and Mr. Peng Zhou represent cash advances by the Company. This balance is interest free and unsecured and has no fixed repayment date. It is expected that the balance will be received or repaid within one year.

(b) Guarantee given by a shareholder

A majority shareholder of the Shaanxi Suoang, Shaanxi Hanzhong Blue Tide Costumes Group Corporation Limited, guarantees the repayment of a long-term interest bearing loan advanced to a company, Shaanxi Hanzhong New Century Real Estate Company Limited, controlled by Mr. Yang Feng.

(c) Sale of Shaanxi Suoke

During the year, Shaanxi Suoang disposed its 55% equity interest in Shaanxi Suoke to Mr. Peng Zhou, director and shareholder of the Company and also minority shareholder of Suoang New Energy at its carrying cost of $335,500.

(d) Disposal of Patent

In December 2006, Shaanxi Suoang sold its patent to HanZhongWeiDa Commercial Company Limited, a company controlled by Leping Yao, a shareholder of Shaanxi Suoang, at the consideration of $256,200.

(e) Transfer of property

On June 13, 2006, Shaanxi Suoang entered into a property transfer agreement with Hanzhong Sixiong Kechuang Commercial Company Limited, a company controlled by Mr. Yanjun Zhao, a Company shareholder to dispose of the Company’s leasehold property in Hangzhong City, China together with the leasehold improvement therein in exchange for cash consideration of approximately $2,450,000. The title of the property will not be transferred until the Company receives payment of 95% of the cash consideration.

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

The Company also paid for Mr. Day’s home office rent. For the year ended December 31, 2005, the total rent paid by the Company for the President’s home office was $17,900.

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

DIRECTOR INDEPENDENCE

The Company does not have a separately designated audit, compensation or nominating committee of our Board, as it is not required to, and the functions customarily delegated to these committees are performed by the full Board. We have determined, however, that none of our directors is “independent” as that term is defined in Section 4200 of the NASD Marketplace Rule.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits to the Form 10-KSB:

Exhibit Number	Description
2.1	Share Exchange Agreement between Endo Networks, Inc., Endo Majority Shareholders, Hangson Ltd. and the Hangson Shareholders dated October 18, 2006 (1)
3.1	Articles of Incorporation of Endo Networks, Inc., a Nevada corporation, as amended.
3.2	Bylaws of Endo Networks, Inc.

10.1	Asset and Share Purchase Agreement between Registrant and Peter B. Day (for Endo Canada) (2)
10.2	Contract for Technology Transfer between Shaanxi Suo’ang Biological Science & Technology Co., Ltd. and HanZhongWeiDa Commercial Company Limited dated December 25, 2006 *
10.3	Machineries Transfer Agreement between Shaanxi Suo’ang Biological Science & Technology Co., Ltd. and HanZhongWeiDa Commercial Company Limited dated January 10, 2007 *
17.1	Letter of Resignation by Mr. Peter B. Day to the Board of Directors of Endo Networks, Inc.(3)
21	List of Subsidiaries *
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
99.1	Consulting Services Agreement by and between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. dated August 18, 2006 (3)
99.2
Equity Pledge Agreement by and between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”) and Shaanxi Suoang’s Majority Shareholders dated August 18, 2006 (3)

99.3	Operating Agreement by and between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”) and Shaanxi Suoang’s Majority Shareholders dated August 18, 2006 (3)
99.4	Proxy Agreement by and between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”) and Shaanxi Suoang’s Majority Shareholders dated August 18, 2006 (3)
99.5	Option Agreement between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”) and Shaanxi Suoang’s Majority Shareholders dated August 18, 2006 (3)
99.6	Agreement by and between Shaanxi Suo’ang Biological Science and Technology Co. Ltd. and Hanzhong Si Xiong Ke Chuang Business Co. Ltd. (3)
99.7	Supplementary Agreement by and between Shaanxi Suo’ang Biological Science and Technology Co. Ltd. and Hanzhong Si Xiong Ke Chuang Business Co. Ltd. dated March 25, 2007 *

* Filed herewith.
_______________

(1)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2006 and incorporated herein by reference.

(2)	Filed as Exhibit A of Registrant’s Schedule 14A filed with the SEC on August 8, 2006 and incorporated herein by reference.

(3)	Filed as Exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2006 and incorporated herein by reference.

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

The aggregate fees billed by the newly appointed auditor, Schwartz Levitsky Feldman LLP, was $110,000 for professional services rendered for the audit of the Company’s annual consolidated financial statements for the fiscal year ended December 31, 2006.

AUDIT RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for the year ended December 31, 2006.

TAX FEES

For the years ended December 31, 2006 and December 31, 2006, there were no fees billed for services for tax compliance, tax advice and tax planning work to the Company.

ALL OTHER FEES

There were no fee billed by LBB or SLF during the last two fiscal years for products and services provided by LBB or SLF.

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

Dated: May 3, 2007		CHINA WEST COAL ENERGY INC. (Registrant)

	By:	/s/ Baowen Ren
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

Signature	Title	Date

/s/ Baowen Ren	Chief Executive Officer, President and Chairman of the Board	May 3, 2007
Baowen Ren

/s/ Caixia Peng	Chief Financial Officer and Treasurer	May 3, 2007
Caixia Peng

/s/ Wenjie Zhang	Director	May 3, 2007
Wenjie Zhang

/s/ Peng Zhou	Director	May 3, 2007
Peng Zhou