Form 10QSB
period 2007-03-31
China West Coal Energy Inc
filed 2007-05-21
CIK 1120096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: March 31, 2007

Or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from ______________ to _______________

Commission File Number: 000-51753

CHINA WEST COAL ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	75-2882833
(State or other jurisdiction of incorporation of origination)	(I.R.S. Employer Identification Number)

Room 2205, Suite A, Zhengxin Building, No. 5, Gaoxin 1st Road, Gao Xin District, Xi’an, Shaanxi Province, People’s Republic of China	N/A
(Address of principal executive offices)	(Zip code)

(029) 8209-1099
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑  No ☐

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes ☐  No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 28,227,250 issued and outstanding as of May 18, 2007.

Transitional Small Business Disclosure Form (Check one):  Yes ☐ No ☑

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTER ENDED MARCH 31, 2007

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Quarterly Report on Form 10-QSB (“Form 10-QSB”) for China West Coal Energy Inc., other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. As used in this Form 10-QSB, unless the context requires otherwise, “we” or “us” or “Registrant” or the “Company” means China West Coal Energy Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA WEST COAL ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

CHINA WEST COAL ENERGY, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Pages

Consolidated Balance Sheets	F-2

Consolidated Statements of Income and Other Comprehensive Income	F-3

Consolidated Statements of Changes in Stockholders' Equity	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 - F-23

CHINA WEST COAL ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash on hand and at bank	$2,579,468	$4,450,557
Amounts due from directors (Note 16)	189,076	206,186
Deposits and prepayments (Note 6)	4,259,531	1,830,769
Other receivables	3,679	-
Short term loan to related party (Notes 7,16)	415,186	411,970
Discontinued operations (Note 12)	2,802,879	3,485,462
Total current assets	10,249,819	10,384,944

Property, plant and equipment, net (Note 8)	817,842	623,934
Intangible assets , net (Note 9)	1,545,240	1,533,349
Total assets	$12,612,901	$12,542,227

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses and other payables (Note 10)	$315,029	$372,125
Amount due to a director (Note 16)	102,714	20,702
Advance from customers	586,356	-
Discontinued operations (Note 12)	1,714,010	2,366,631
Total current liabilities	2,718,109	2,759,458

Minority Interest	91,042	94,748

Commitments and Contingencies (Note 17)

Shareholders' Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, nil issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 28,227,250 issued and outstanding	28,227	28,227
Additional paid-in capital	9,209,629	9,209,629
Accumulated deficits	(292,214)	(330,456)
Statutory reserves (Note 11)	348,309	348,309
Accumulated other comprehensive income	509,799	432,312
Total shareholders' equity	9,803,750	9,688,021
Total liabilities and shareholders' equity	$12,612,901	$12,542,227

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WEST COAL ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	For the three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Revenue	$-	$-

Costs of good sold	-	-

Gross profit	-	-

Selling expenses	1,286	-

General and administrative expenses	51,662	-

Income from discontinued operations (Note 12)	121,843	496,117

	68,895	496,117
Other income (expenses)
Interest income	6,310	2,364
Sundry expenses	(41,319)	(17,225)
Total other income (expenses)	(35,009)	(14,861)

Income before provision for income taxes and minority interest	33,886	481,256

Provision for income taxes	-	-

Net income before minority interest	33,886	481,256

Less minority interest	(4,356)	-

Net income	38,242	481,256

Other comprehensive income
Foreign currency translation adjustment	77,487	13,118

Comprehensive income	$115,729	$494,374

Weight average number of shares
- Basic and diluted	28,227,250	28,227,250

Earnings per share
- Basic and diluted	$0.004	$0.018

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WEST COAL ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Number of shares	Common stock	Additional Paid-in capital	Statutory capital reserves	Statutory welfare reserves	Retained earnings	Accumulated other comprehensive income	Totals
BALANCE, January 1, 2006 (audited)	39,000,000	$4,712,137	$84,759	$106,247	$53,124	$447,982	$125,594	$5,529,843
Net income	-	-	-	-	-	481,256	-	481,256
Capital injection (at par $0.1208)	31,000,000	3,868,223	-	-	-	-	-	3,868,223
Foreign currency translation gain	-	-	-	-	-	-	13,118	13,118

BALANCE, March 31, 2006 (unaudited)	70,000,000	$8,580,360	$84,759	$106,247	$53,124	$929,238	$138,712	$9,892,440

Capital injection of subsidiaries	-	-	572,737	-	-	-	-	572,737
Exchange to share prior recapitalization	(70,000,000)	(8,580,360)	8,580,360	-	-	-	-	-
Capital acquired on capitalization (at par $0.001)	2,712,000	2,712	(2,712)	-	-	-	-	-
Cancellation of share (at par $0.001)	(1,154,350)	(1,154)	1,154	-	-	-	-	-
Recapitalization (at par $0.001)	26,669,600	26,669	(26,669)	-	-	-	-	-
Net loss	-	-	-	-	-	(1,070,756)	-	(1,070,756)
Transfer to reserve	-	-	-	125,959	62,979	(188,938)	-	-
Foreign currency translation gain	-	-	-	-	-	-	293,600	293,600

BALANCE, December 31, 2006 (audited)	28,227,250	$28,227	$9,209,629	$232,206	$116,103	$(330,456)	$432,312	$9,688,021

Net income	-	-	-	-	-	38,242	-	38,242
Foreign currency translation gain	-	-	-	-	-	-	77,487	77,487
BALANCE, March 31, 2007 (unaudited)	28,227,250	$28,227	$9,209,629	$232,206	$116,103	$(292,214)	$509,799	$9,803,750

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WEST COAL ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	For the three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$38,242	$481,256
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Minority Interest	(4,356)	-
Net income from discontinued operations	(121,843)	(496,117)
Depreciation and amortization	35,338	72,353
(Increase) decrease in assets:
Other receivables	(2,049)	-
Deposit and prepayment	(2,528,393)	-
Increase (decrease) in liabilities:
Advance from customers	574,581	-
Accrued expenses and other payable	(57,741)	(72,327)
Net cash provided by discontinued operations	130,005	511,154
Net cash provided by (used in) operating activities	(1,936,216)	496,319

Cash flows from investing activities:
Amount due from a director	18,341	3,079
Purchase of property, plant and equipment	(29,623)	-
Net cash provided by (used in) investing activities	(11,282)	3,079

Cash flows from financing activities:
Amount due to a director	80,195	-
Proceeds from injection additional paid in capital from subsidiary	-	3,861,360
Net cash provided by financing activities	80,195	3,861,360

Effect of foreign currency translation	(3,786)	(5,417)

Net increase (decrease) in cash and cash equivalents	(1,871,089)	4,355,341

Cash and cash equivalents, beginning of year	4,450,557	691,268

Cash and cash equivalents, end of year	$2,579,468	$5,046,609

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WEST COAL ENERGY INC. (FORMERLY ENDO NETWORKS, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

1.	CORPORATION REORGANZATION AND BUSINESS ACTIVITIES

China West Coal Energy Inc. (formerly Endo Networks, Inc.) (the “Company”) was originally incorporated in Texas as “Discount Mortgage Services, Inc.” on July 11, 2000 and in September 2001, the Company purchased Endo Networks, Inc., a corporation incorporated in Ontario, Canada on January 11, 2001 (“Endo Canada”). In November 2001, the Company changed its name to Endo Networks, Inc. and was redomiciled to the State of Nevada in December 2002. Prior to the Share Exchange transaction described below, the Company conducted through, and all of the Company's assets were contained within, Endo Canada, in which conceptual and software development was ongoing for approximately two years by the Company founders, through ongoing contract relationships with software development companies.

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

On October 18, 2006, the Company entered into a definitive Share Exchange Agreement with Hangson Limited (“Hangson”), whereby the Company acquired all of the outstanding common stock of Hangson in exchange for newly issued shares of the Company's common stock to the Hangson shareholders (the “Share Exchange”). On October 20, 2006 (the “Closing Date”), Hangson became a wholly owned subsidiary and Hangson's shareholders became owners of the majority of the voting stock. The acquisition of Hangson by the Company was accounted for as a reverse merger and a recapitalization because on a post-merger basis, the former shareholders of Hangson held a majority of the Company's outstanding common stock on a voting and diluted basis. As a result, Hangson is deemed to be the acquirer for accounting purposes. From and after the Closing Date of the Share Exchange, the Registrant's primary operations will now consist of the operations of Hangson.

Additionally, on August 18, 2006, Hangson entered into various agreements with Shaanxi Suo'ang Biological Science Technology Co., Ltd. (“Shaanxi Suoang”). Through these contractual arrangements, Hangson has the ability to substantially influence Shaanxi Suoang's daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which obligates Hangson to absorb a majority of the risk of loss from Shaanxi Suoang activities, enables Hangson to control Shaanxi Suoang, and enables Hangson to receive a majority of Shaanxi Suoang's expected residual returns. Hangson is considered the primary beneficiary of Shaanxi Suoang and as a variable interest entity (“VIE”) under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. Accordingly, the Company consolidates Shaanxi Suoang's results, assets and liabilities in its financial statements. The Company's consolidated assets do not include any collateral for Shaanxi Suoang's obligations. The creditors of Shannxi Suoang do not have recourse to the general credit of the Company.

1.	CORPORATION REORGANZATION AND BUSINESS ACTIVITIES (CONT’D)

Hangson was incorporated under the laws of the British Virgin Islands on June 2, 2006. Hangson does not conduct any substantive operations of its own and conducts its primary business operations through its variable interest entity (“VIE”), Shaanxi Suoang. Shaanxi Suoang is engaged in the research, development, production, marketing and sales of coal-polymer (“COPO”) resin products including but not limited to, degradable mulch used for the conservation of moisture and warmth of soil and protection of the roots of plants, and materials used for plastic injection molding, electric wire covering, and garbage bags. Shaanxi Suoang is also engaged in the research, development, production and sale of coal-water mixture (“CMW”), which is a potential fuel substitute for coal, oil or gas. Since December 2006, Shaanxi Suoang ceased its operations in COPO products manufacturing and was planning to fully enter the business of manufacturing and selling CWM through its subsidiary Shaanxi Suo'ang New Energy Enterprise Company Ltd. (“New Energy”) in which Shaanxi Suoang owns an 80% equity interest. From January 2007, Shaanxi Suoang ceased its original operation in COPO products business and now acts as a holding company providing administrative and marketing support to New Energy.

On October 18, 2006, the Company executed a Share Exchange Agreement (the “Exchange Agreement”) by and between Hangson, and the stockholders of 100% of Hangson's common stock (the “Hangson Stockholders”), on the one hand, and the Company and a majority of the Company's stockholders, on the other hand.  The closing of this transaction (the “Closing”) occurred on October 20, 2006 (the “Closing Date”).

The Company affected a 1 for 5 reverse split of its common stock, which is effective as of October 17, 2006. The Company's Board of Directors approved the Reverse Split in June 2006 and a majority of its stockholders approved it at the annual shareholder meeting on September 5, 2006. The Company had a total of 2,712,000 shares of common stock outstanding after the reverse split.

Under the Exchange Agreement, on the Closing Date, the Company issued a total of 26,000,000 shares of the Company's Common Stock (the “Shares”) to Hangson Stockholders and to Viking Partners, Inc. (“Viking”), a consultant in this transaction, in exchange for 100% of the common stock of Hangson. Additionally, immediately prior to the Closing, Peter B. Day, the Company's former President, CEO and sole director voluntarily cancelled 715,500 (post 1-for-5 reverse split) shares of the 915,500 (post 1-for-5 reverse split) shares of the Company's common stock that he owns; and three of the Company's other shareholders also voluntarily cancelled a total of 438,850 (post 1-for-5 reverse split) shares of the Company's common stock that they own. Also pursuant to the Exchange Agreement, and as approved by a majority of the Company's shareholders, the Company split its common stock on a 1-for-5 reverse basis (the “Reverse Split”) prior to the Closing Date. Further, prior to the Closing, the Company issued an additional 669,600 shares after the Reverse Split pursuant to certain anti-dilution provisions contained in agreements the Company had with two of the Company's consultants. After the share cancellations, the Reverse Split and the consultant anti-dilution share issuances, the Company had a total of approximately 2,227,250 shares of common stock outstanding. After the Closing, the Company had 28,227,250 shares of common stock outstanding, with the Hangson's Stockholders owning approximately 85% of the Company's common stock, and with the balance of the Company's common stock held by those who held the Company's shares prior to the Share Exchange. In addition, at the Closing, Hangson paid the Company's creditors a total of US$500,000 for consulting services rendered, in order to satisfy certain obligations as set forth in the Exchange Agreement.

1.	CORPORATION REORGANZATION AND BUSINESS ACTIVITIES (CONT’D)

On June 19, 2005, Shaanxi Suo'ang entered into an agreement to establish a subsidiary named Shaanxi SuoKe New Energy Enterprise Company Limited (“SuoKe”) together with a third party company named PengYuan Enterprise Company Ltd. (“PengYuan”) and Mr. Peng Zhou in which the Company invested $343,750 holding a 55% interest in SuoKe. The purpose for establishment of SuoKe was to carry out the operation of CWM. However, since the cooperation with PengYuan did not proceed as expected, the Company disposed of its investment in SuoKe and transferred its 55% interest in it to Mr. Peng Zhou. Based on an agreement signed between Peng Zhou and Shaanxi Suo'ang, the 55% investment in SuoKe was transferred to Mr. Peng Zhou at the cost in the amount of $343,750.

On May 8, 2006, Shaanxi Suo'ang entered into an agreement to establish a subsidiary named Shaanxi Suo'ang New Energy Enterprise Company Limited (“Suo'ang New Energy”) together with Mr. Peng Zhou, in which Shaanxi Suo'ang has injected a capital of $496,000 representing an 80% equity interest in Suo'ang New Energy and Mr. Peng Zhou has injected $124,100 and representing an 20% equity interest in Suo'ang New energy. Suo'ang New Energy was formed for the purpose of engaging in the research, development, production and sale of “coal water mixture”, a fuel to substitute for coal, oil or gas. As of December 31, 2006, the plant was under construction and the Company expects to commence operation around July 2007.

2.	GOING CONCERN AND MANAGEMENT’S PLANS

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation and consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the financial statements of the Company, Hangson and its variable interest entities, Shaanxi Suo'ang and its controlled subsidiary, Suo'ang New Energy. All significant inter-company transactions and balances among the Company, Hangson and its variable interest entities are eliminated upon consolidation.

By the end of the year, Shaanxi Suo'ang's main operation was discontinued and the assets were classified as assets held for sale and discontinued operation.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(a)	Basis of presentation and consolidation (Cont’d)

On September 15, 2005, the Company established a subsidiary named Shaanxi Suoke New Energy Industry Company Limited (“Shaanxi Suoke”) in which the Company injected a capital of $335,500 representing 55% equity interest in Shaanxi Suoke. Shaanxi Suoke was formed for the purpose of engaging in the research, development, production and sale of “coal water mixture”, a fuel to substitute for coal, oil or gas.

However, since its establishment, Shaanxi Suoke has never commenced any operations. Nor has the Company gained any control of the board of Shaanxi Suoke. In addition, by a resolution on May 15, 2006, the Company sold the 55% equity interest of Shaanxi Suoke to one of the shareholders of Shaanxi Suoke, Mr. Peng Zhou, who established another subsidiary named Suo'ang New Energy together with Shaanxi Suo'ang, at cost with a cash consideration of $335,500.

Statement of Financial Accounting Standards (“SFAS”) No. 94 “Consolidation of All Majority-Owned Subsidiary” requires that all majority-owned subsidiaries shall be consolidated except those where control is likely to be temporary or it does not rest with the majority owner. Accordingly, these financial statements do not consolidate Shaanxi Suoke for the three months ended March 31, 2007 and 2006, because of the lack of ability to control Shaanxi Suoke. Results of Shannxi Suoke since its establishment to March31, 2007 and 2006 were immaterial.

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

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers' balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year. As of March 31, 2007, accounts and other receivables were net of allowances of $3,801 and Nil, respectively. As of December 31, 2006, accounts and other receivables were net of allowances of $3,772 and Nil, respectively.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(d)	Inventories

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

(g)	Lease prepayment

Lease prepayment represents the prepaid land use right. Lease prepayment is amortized over the term of 50 years.

(h)	Impairment

The Company accounts for impairment of long-lived assets including property, plant and equipment, and amortizable intangible assets in accordance with SFAS No.144, Accounting for Impairment of Long-Lived Assets to be Disposed Of , which requires an impairment loss to be recognized when the carrying amount of a long-lived asset or asset group exceeds its fair value and is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition). The impairment loss is measured as the excess of the carrying amount over the asset's (or asset group's) fair value.

(i)	Comprehensive income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had accumulated other comprehensive income of $509,799 and $138,712 for the periods ended March 31, 2007 and 2006 respectively. The other comprehensive income arose from the changes in foreign currency exchange rate.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(j)	Fair value of financial instruments

The Company believes that the carrying values of its cash and cash equivalents, other receivables and other payables as of March 31, 2007 approximate to their respective fair values due to the short-term nature of those instruments.

(k)	Revenue recognition

Revenues of the Company include COPO resin product sales which have been classified as discontinued operations. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Revenues are presented net of value added tax (VAT). No return allowance is made as products are normally not returnable upon acceptance by the customers.

(l)	Advertising expenses

Advertising expenses are expensed to operations in the period incurred.

(m)	Research and development costs

Research and development costs are expensed to operations as incurred.

(n)	Stock based compensation

The Company has adopted Statement of Financial Accounting Standards No. 123R “Accounting for Stock-Based Compensation” (“SFAS 123R”), which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus in Issue No. 96-18, “Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF 96-18”), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(q)	Foreign currency translation

The reporting currency of the Company is the United States Dollars. All assets and liabilities accounts have been translated into United States Dollars using the current exchange rate at the balance sheet date. Capital stock is recorded at historical rates. Revenue and expenses are translated using the average exchange rate in the year. The resulting gain and loss has been reported as other comprehensive income (loss) within the shareholder's equity.

(r)	Related parties

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

(s)	Recently issued accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company has not yet determined the impact of the adoption of SFAS No. 155 on its financial statements, if any.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(s)	Recently issued accounting pronouncements (Cont’d)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in indicated situations; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose relevant subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company has determined that the adoption of SFAS No. 156 did not have a material impact on its Consolidated Financial Statements.

The FASB issued FASB Interpretation No.(“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” in June 2006 .This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for the Company in the first quarter of 2008. The Company does not anticipate that the adoption of this standard will have a material effect on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when quantifying misstatements in Current Year Financial Statements,” which eliminated the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 is effective for the Company and is consistent with its historical practices for assessing such matters when circumstances have required such an evaluation. Accordingly, the Company does not believe that the adoption of SAB 108 will have any impact on its financial statements.

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

In September 2006, the FASB issued Statement No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement enhances disclosure regarding the funded status of an employer's defined benefit postretirement plan by (a) requiring companies to include the funding status in comprehensive income, (b) recognize transactions and events that affect the funded status in the financial statements in the year in which they occur, and (c) at a measurement date of the employer's fiscal year-end. Statement No. 158 effective for fiscal years ending after December 15, 2008, and is not expected to apply to the Company.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair values. SFAS 159 is effective for fiscal years after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements.

4.	CONCENTRATION OF CREDIT RISK

(a)
Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivable arising from discontinued business. The Company performs ongoing evaluations of their cash position and credit evaluations to ensure collections and minimize losses.

(b)
As of March 31, 2007 and December 31, 2006, the Company's bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

(c)
For the periods ended March 31, 2007 and 2006, all of the Company’s sales arose in the PRC and were generated by the discontinued operation. All accounts receivable as of March 31, 2007 and December 31, 2006 also arose in the PRC generated from the discontinued operation

(d)	Details of the customers accounting for 10% or more of total sales for the period ended March 31, 2007 and 2006 are as follows:

	Periods ended March 31,
	2007	2006
Company A	$4,850	$411,810
Company B	-	360,476
Company C	-	360,286
Company D	-	325,053
Company E	-	243,943
Company F	-	216,589

The accounts receivable from the three customers with the largest receivable balance represents 71% and 54% of the balance of the account at March 31, 2007 and December 31, 2006, respectively. Since these accounts receivable originated from the COPO resin business, which was discontinued in 2007, part of these amounts have been reclassified to discontinued operations.

5.	CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are all carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

6.	DEPOSITS AND PREPAYMENT

Deposits and prepayment consist of the following,

	March 31, 2007	March 31, 2006
Advance to suppliers	$2,582,000	$-
Prepayment for construction in progress	1,675,718	1,827,932
Rental deposit	479	1,902
Others	1,334	935
	$4,259,531	$1,830,769

7.	INTEREST BEARING LOAN TO A RELATED PARTY

An interest bearing loan has been lent to a related company, Shaanxi Hanzhong New Century Real Estate Company Limited which was controlled by a shareholder, Mr. Yang Feng. The loan was lent with a term of five years from November 5, 2002 to November 5, 2007 and bears interest at 7.2% per annum. A majority shareholder of the Shaanxi Suo'ang, Shaanxi Hanzhong Blue Tide Costumes Group Corporation Limited, guaranteed the repayment of this loan with all of its assets and issued a commitment letter to Shaanxi Suo'ang. According to a supplement agreement signed between both parties and witnessed by a PRC lawyer, the loan is repayable in one lump sum in May 2007.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following,

	March 31, 2007	December 31, 2006
Construction in progress	$781,322	$579,610
Office equipment	58,762	57,771
Motor vehicles	120,558	119,624
	960,642	757,005
Less: Accumulated depreciation	(142,800)	(133,071)
	$817,842	$623,934

Construction in progress included above was the construction of buildings, production lines and machinery for the “coal-water mixture” business. The construction work commenced in June 2006 and the first phase is expected to be completed and become operational in 2007.

The depreciation expenses on property, plant and equipment for the periods ended March 31, 2007 and 2006 were $9,729 and $13,798 respectively.

9.	INTANGIBLE ASSETS

Intangible assets consist of the following as of,

	March 31, 2007	December 31, 2006
Lease prepayment	$1,559,270	$1,547,192
Accounting software	1,846	1,832
	1,561,116	1,549,024
Less: Accumulated amortization	(15,876)	(15,675)
	$1,545,240	$1,533,349

Lease prepayment represents the prepaid land use right. In 2006, the Company paid $1,547,192 for obtaining a land use rights located at Yao Zhou Ou, PRC. The Company is in the process of obtaining the land use right certificate. Management expects that the application will be completed in July 2007 and expects that there should be no legal barriers for the Company to obtain an ownership certificate.

The amortization expense on intangible assets for the periods ended March 31, 2007 and 2006 were $201 and $24,253, respectively. For each of the next five years, annual amortization expense on the land use rights and accounting software will be $30,944 and $366, respectively.

10.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of,

	March 31, 2007	December 31, 2006
Accrued operating expenses	$195,688	$235,769
Accrued staff welfare	54,791	52,993
Other payable	64,550	68,363
	$315,029	$357,125

11.	STATUTORY RESERVES

As stipulated by the PRC's Company Law, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(a)	Making up cumulative prior years' losses, if any;

(b)
Allocations to the “Statutory capital reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital, which is restricted for set off against losses, expansion of production and operation or increase in registered capital

(c)
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's “Statutory common welfare fund”, which is restricted for capital expenditure for the collective benefits of the Company's employees; and

(d)	Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

11.	STATUTORY RESERVES (CONT’D)

Statutory reserves consist of the following as of,

	March 31, 2007	December 31, 2006
Statutory capital reserve	$232,206	$232,206
Statutory common welfare fund	116,103	116,103
	$348,309	$348,309

12.	DISCOUNTINUED OPERATIONS

(a)	Assets of discontinued operation consist of the followings as of,

	March 31, 2007	December 31, 2006
ASSETS
Current Assets
Accounts receivable, amounted to $309,478 and $754,407 net of allowances for doubtful accounts of $3,801 and $3,772, as of March 31, 2007 and December 31, 2006, respectively	$305,677	$750,635
Patent and machineries transfer receivable	133,619	256,200
Other receivable	38,730	39,071
Assets held for sale (Note 13)	2,324,853	2,439,556
	$2,802,879	$3,485,462

Patent and machineries transfer receivable represents the amount receivable for the disposal of patent and machineries.

	March 31, 2007	December 31, 2006
LIABILITIES
Current Liabilities
Accounts payable	$267,995	$864,787
Deposits on property held for resale	1,409,100	1,409,100
Taxes payable	25,834	92,744
Others	11,081	-
	$1,714,010	2,366,631

12.	DISCOUNTINUED OPERATIONS (CONT’D)

(b)	Results of discontinued operations consist of the following for the three months ended,

	March 31, 2007	March 31, 2006
Revenue	$4,850	$2,092,428
Cost of goods sold	4,604	1,540,951
Gross profit	246	551,477
Operating expenses
Selling expenses	-	83,775
General and administrative expenses	-	85,240
Income from discontinued operations	246	382,462
Other income (expenses)
Rental income, net of outgoings	121,597	113,655
Income from discontinued operations before income taxes	121,843	496,117
Provision for income taxes	-	-
Net income from discontinued operations	$121,843	$496,117

(c)	Cash flows from of discontinued operations consist of the following for the three months ended:

	March 31, 2007	March 31, 2006
Cash flows from discontinued operations
Net income	$121,843	$496,117
Adjustments to reconcile net income to net cash provided by (used in) discontinued operations:
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, trade	441,705	(400,610)
Other receivables, deposits and prepayments	210,606	60,125
Inventories	13,458	3,252
Increase (decrease) in:
Accounts payable	(591,341)	350,509
Taxes payable	(66,266)	1,761
Net cash provided by discontinued operations	$130,005	$511,154

13.	ASSETS HELD FOR SALE

Assets held for sale consist of the following as of,

	March 31, 2007	December 31, 2006
Properties and leasehold improvements (Note a)	$2,324,853	$2,334,934
Machinery (Note b)	-	89,670
Inventory (Note c)	-	14,952
	$2,324,853	$2,439,556

13.	ASSETS HELD FOR SALE (CONT’D)

(a)	Property and leasehold improvements

Property and leasehold improvements consist of the following as of,

	March 31, 2007	December 31, 2006
Cost	$2,563,945	$2,544,085
Accumulated depreciation	(239,092)	(209,151)
	$2,324,853	$2,334,934

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

On June 13, 2006, the Company signed a property transfer agreement with a related company, Han Zhong Si Xiong Ke Chuang Commercial Company Ltd., which is controlled by the shareholder of the Company, Mr. Yanjun Zhao, to dispose the leasehold properties together with the leasehold improvement at a cash consideration of approximately $2,450,000 which is $120,000 lower then the evaluated value according to an appraisal report issued by Xi'An Zheng Heng Assets Valuation Company Ltd. As such, there was gain on disposal of the property and leasehold improvements of $ 115,066. According to the agreement, the cash consideration would be settled by installment with the last installment on or before March 31, 2007 and the title of the property will be passed to the buyer upon receipt of the 95% of the total consideration paid to the Company. As at December 31, 2006, an amount of $1,409,100 has been received by the Company and recorded as deposits on property held for resale.

On March 25, 2007, the Company and the buyer entered into a supplementary agreement whereby the Company agrees to transfer the title of the properties to the buyer when the buyer pays the remaining balance of approximately $1,040,900 before the date of May 31, 2007.

The depreciation expense on property and leasehold improvement for the periods ended March 31, 2007 and 2006 were $29,941 and $26,070 respectively.

(b)	Machinery

Machinery consist of the following as of,

	March 31, 2007	December 31, 2006
Cost	$-	$324,086
Impairment	-	(170,166)
Accumulated depreciation	-	(64,250)
	$-	$89,670

In 2007, the Company and the buyer entered into an agreement whereby the Company agreed to sell the machinery to a related company, HanZhongWeiDa Commercial Company Limited which controlled by LePing Yao, a shareholder of Shaanxi Suoang at a consideration of $89,670. The Company accounts for impairment of the machinery in accordance with SFAS No.144, Accounting for Impairment of Long-Lived Assets to be Disposed Of, of $170,166 in 2006.

13.	ASSETS HELD FOR SALE (CONT’D)

(b)	Machinery (Cont’d)

The depreciation expense on machinery for the periods ended March 31, 2007 and 2006 were $Nil and $13,798 respectively.

(c)	Inventories

Inventories consist of the following as of,

	March 31,	December 31,
	2007	2006
Raw materials	$-	$7,608
Finished goods	-	5,244
Packing materials		229
Consumables	-	1,871
	$-	$14,952

In 2007, the Company sold the inventories to unrelated third parties.

14.	INCOME TAXES

Companies in the PRC are generally subject to PRC Enterprise Income Taxes at a statutory rate of 33% (30% of national income tax plus 3% local income tax) on the net income. However, Shaanxi Suoang has been approved as a “high and new technology enterprise” and under PRC Income Tax Laws, it is entitled to a preferential tax rate of 15% upon expiry of a two year's tax holiday for 2004 and 2005, within which no income taxes were being charged. Shaanxi Suoang is subject to the income tax from 2006. For the year ended December 31, 2006, income tax expenses are $214,482, which all related to the discontinued operations. Another PRC subsidiary, Suo'ang New Energy has only been newly established and carried no operations in year 2006. During the year, there is no income and no income tax liability.

The Company and Hangson are not subject to any income taxes as the companies have no income for the periods ended March 31, 2007 and 2006.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

	2007	2006
U.S. statutory rate	34.00%	34.00%
Foreign income not recognized in the U.S.	(34.00%)	(34.00%)
China preferential income tax rate	15.00%	15.00%
Tax holiday	-	(15.00%)
Effective tax rate	15.00%	-

No significant deferred tax liabilities or assets existed as of either March 31, 2007 or December 31, 2006.

15.	EARNINGS PER SHARE

Basic earnings per share (EPS) for the periods ended March 31, 2007 and 2006 were determined by dividing net income for the years by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was adjusted to account for the effects of the share exchange transaction as a reverse acquisition as more fully described in Note 1.

The Company has retroactively adjusted the weighted average number of common shares outstanding by deeming that the one-for-five (1:5) reverse stock split during the year had occurred as of the beginning of the earliest period presented.

The reconciliations of the denominators of the basic and diluted EPS computations are as follows:

	March 31, 2007	March 31, 2006
Denominator for Basic EPS	28,227,250	28,227,250
Weighted average effect on denominator for Basic EPS	28,227,250	28,227,250

16.	RELATED PARTY TRANSACTIONS

(a)	Related party receivables and payables

Amounts receivable from a related party and directors are summary as follows as of:

	March 31,	December 31,
	2007	2006
Loan to a related party
Shaanxi Hanzhong New Century Real Estate Company Limited (see Note 7)
Principal	$387,300	$384,300
Interest receivable	27,886	27,670
	$415,186	$411,970

Amounts due from directors
Mr. Baowen Ren, also a shareholder of the Company	$127,108	$144,698
Mr. Peng Zhou, also a shareholder of the Company and Suoang New Energy	61,968	61,488
	$189,076	$206,186
Amount due to a director
Mr. Peng Zhou, also a shareholder of the Company and Suoang New Energy	$102,714	$20,702

Balance with Shaanxi Hanzhong New Century Real Estate Company Limited represented an interest bearing loan which was fully described in Note 7.

Balances with Mr. Baowen Ren and Mr. Peng Zhou represent cash advances by the Company. These balances are interest free and unsecured and have no fixed repayment dates. It is expected that the balances will be received or repaid within one year.

16.	RELATED PARTY TRANSACTIONS (CONT’D)

(b)	Guarantee given by a shareholder

A majority shareholder of Shaanxi Suoang, Shaanxi Hanzhong Blue Tide Costumes Group Corporation Limited, has guaranteed the repayment of the long-term interest bearing loan advanced to a related company, Shaanxi Hanzhong New Century Real Estate Company Limited, controlled by Mr. Yang Feng as more fully described in Note 7 and above.

(c)	Transfer of property

On June 13, 2006, the Company signed a property transfer agreement with a related company, HanZhong SiXiong KeChuang Commercial Company Ltd., which is controlled by the shareholder of the Company, Mr. Yanjun Zhao to dispose the leasehold properties together with the leasehold improvement at the cash consideration of approximately $2,450,000. The title of the property will only be transferred until payment of 95% consideration as more fully described in Note 13.

17.	COMMITMENTS AND CONTINGENCIES

(a)	Capital expenditure commitments

During the fiscal year 2006, the Company entered into various contracts for the construction of a new plant for its coal water mixture business. Furthermore, the Company also entered into several contracts to purchase machinery.

The Company's commitments for capital expenditure as of March 31, 2007 are as follows:

Contracted but not accrued for:
Construction of factory buildings	$186,613
Purchase of machinery	625,709
Total	$812,322

(b)	Operating lease commitments

As of March 31, 2007, the Company's total future minimum lease payments under non-cancelable operating leases to be paid in each of the five succeeding years are as follows:

Years ending December 31,
2007	$4,889
2008	4,889
2009	2,637
2010 and thereafter	-
Total Operating Lease Commitments	$12,415

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

17.	COMMITMENTS AND CONTINGENCIES (CONT’D)

(c)	Ownership Certificate of the leased property (Cont’d)

The Company has not yet obtained the ownership certificate. However, the developer of the leasehold property held for re-sale has applied to obtain the ownership certificate for approval. Moreover, the developer of the leasehold property held for re-sale had already obtained approvals for land planning, project planning, and construction.

Management believes, under the condition that the developer is granted a land use right certificate and related approvals, there should be no legal barriers for the Company to obtain an ownership certificate for the leasehold property held for re-sale.  However, in the event that the Company fails to obtain the ownership certificate for the leasehold property held for re-sale, there is the risk that the buildings may need to be vacated as illegitimate ownership. However, management believes that this possibility, while present, is very remote. As a result, no provision has been made in the financial statements for this potential occurrence.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-QSB. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi were translated into US Dollars at various pertinent dates and for pertinent periods.

In this Form 10-QSB, references to “we”, “our”, “us”, “Company”, “CWCE” or the “Registrant” refer to China West Coal Energy Inc., a Nevada corporation and its subsidiaries.

Overview

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

On October 18, 2006, we entered into a definitive Share Exchange Agreement with Hangson Limited (“Hangson”), whereby we would acquire all of the outstanding common stock of Hangson in exchange for newly-issued shares of our common stock to the Hangson shareholders (the “Share Exchange”). On October 20, 2006 (the “Closing Date”), Hangson became our wholly-owned subsidiary and Hangson’s shareholders became owners of the majority of our voting stock. The acquisition of Hangson by us was accounted for as a reverse merger because on a post-merger basis, the former shareholders of Hangson held a majority of our outstanding common stock on a voting and fully-diluted basis. As a result, Hangson is deemed to be the acquirer for accounting purposes. From and after the Closing Date of the Share Exchange, the Registrant’s primary operations consisted of the operations of Hangson.

Additionally, on August 18, 2006, Hangson entered various agreements Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”). Through these contractual arrangements, we have the ability to substantially influence Shaanxi Suoang’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which obligates Hangson to absorb a majority of the risk of loss from Shaanxi Suoang activities, it enables Hangson to control Shaanxi Suoang, and enables Hangson to receive a majority of Shaanxi Suoang’s expected residual returns, Hangson is considered to be the primary beneficiary of Shaanxi Suoang. Accordingly, we consolidate Shaanxi Suoang’s results, assets and liabilities in our financial statements. For a description of these contractual arrangements, see the section titled “Contractual Arrangements with Shaanxi Suoang and its Shareholders” in the Company’s Annual Report on Form 10-KSB filed with the SEC on May 3, 2007. The Company’s consolidated assets do not include any collateral for Shaanxi Suoang’s obligations. The creditors of Shaanxi Suoang do not have recourse to the general credit of the Company.

Effective January 4, 2007, we changed our name from “Endo Networks, Inc.” to “China West Coal Energy Inc.” (the “Name Change”) and we increased the number of our authorized shares of capital stock to 250,000,000 shares, which include 200,000,000 shares of common stock and 50,000,000 shares of preferred stock (“Authorized Shares Amendment”), by filing a Certificate of Amendment to amend our Articles of Incorporation. On November 27, 2006, holders of a majority of our outstanding common stock approved the Name Change and the Authorized Shares Amendment to our Articles of Incorporation. On December 8, 2006, we filed a definitive information statement on Schedule 14C with the SEC, which was delivered to our stockholders of record to notify them that the stockholders had approved the Name Change and the Authorized Shares Amendment to our Articles of Incorporation. Further, and as discussed more fully in the Form 8-K Current Report filed by the Company with the SEC on January 16, 2007, the Company’s Board of Directors, by unanimous written consent, approved a change of the Company’s fiscal year. The Company’s new fiscal year begins on January 1st and ends on December 31st of each year.

Our primary business operations are conducted through our wholly-owned subsidiary Hangson Limited (“Hangson”). Hangson was incorporated under the laws of the British Virgin Islands on June 2, 2006. Hangson does not have any substantive operations of its own and conducts its primary business operations through Shaanxi Suoang, which through the contractual arrangements described above is deemed Hangson’s variable interest entity (“VIE”). For the majority of fiscal 2006, Shaanxi Suoang was engaged in two lines of businesses: the research, development, production, marketing and sales of coal-polymer (“COPO”) resin products, and also in the research, development, production and sale of “coal-water mixture,” fuel substitute product (“CWM Fuel”). However, the Company subsequently decided to focus on its CWM Fuel product business. Thus, as of January 2007, Shaanxi Suoang ceased operations of the COPO resin products business and is now focused on its CWM Fuel product business. Shaanxi Suoang conducts its CWM Fuel operations through its subsidiary, Shaanxi Suoang New Energy Enterprise Company Ltd. (“Suoang New Energy”). Shaanxi Suoang owns a controlling 80% equity interest in Suoang New Energy. The Company entered into sales contracts for the sale of its CWM fuel in early 2007. Construction of the Company’s CWM Fuel production plant is nearing completion. The Company expects the CWM Fuel production plant will become operational and production of its CWM Fuel will commence in July 2007.

Critical Accounting Policies and Estimates

Lease prepayment

Lease prepayment represents the prepaid land use right. Lease prepayment is amortized over the term of 50 years.

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

RESULTS OF OPERATIONS

Three month period ended March 31, 2007 as compared to three month period ended March 31, 2006

During the quarter ended March 31, 2007, we had revenues from discontinued operations of $4,850 as compared to revenues  of $2,092,428 during the quarter ended March 31, 2006, a decrease of approximately 99%. Net revenue from discontinued operations was $121,843 for the quarter ended March 31,2007 as compared to $496,117 for the quarter ended March 31, 2006, a decrease of approximately 75.44%. In general, this decrease is mainly attributable to the cessation of the Company’s COPO resin products operation.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $51,662 for the quarter ended March 31, 2007 as compared to $0 for the quarter ended March 31, 2006. This increase is primarily attributable to the expenses for the development of the Company's new CWM Fuel product.

NET INCOME. We had a net income of $33,886 for the quarter ended March 31, 2007 as compared to a net income $481,256 for the quarter ended March 31, 2006. The decrease in net income is primarily attributable to cessation of the Company’s COPO resin product operation.

PLAN OF OPERATIONS

As discussed more fully above, we ceased operations of our COPO Resin product business, and the Company is now currently engaged in research, development, marketing and sales of its coal water mixture fuel (hereinafter “CWM Fuel”). CWM Fuel is a fuel substitute that can be used instead of oil, coal and gas, in industrial boilers, power plant boilers and industrial kilns that are used for central heating of government buildings, schools, armed forces’ barracks, and residential communities, and also in industrial production facilities. We have already entered into sales contracts for the sale of our CWM Fuel in early 2007. Further, the Company is currently constructing its coal water mixture production plant in the city of Tongchuan, and is currently planning for an annual production capacity of 300,000 tons of its CWM Fuel, which would be one of the largest in Western China.. We believe that construction of the first phase of this plant, which will allow us to commence operations of our CWM Fuel business, will be completed by June 2007. We expect the plant operations and the production and delivery of our CWM Fuel product will commence in July 2007.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow used in operating activities was $1,936,216 for the three months ended March 31, 2007 and net cash flow provided by operating activities $496,319 for the three months ended March 31, 2006. The decrease in our net cash flow provided by operating activities for the three months ended March 31, 2006 was mainly due to the payment of purchase deposit

Net cash flow used in investing activities was $11,282 and net cash flow provided by investing activities $3,079 for the three months ended March 31, 2007 and 2006, respectively. Uses of cash flow for investing activities were mainly related to the purchase of plant and equipment.

Net cash flow provided by financing activities was $80,195 in relation to advances from a director for the three months ended March 31, 2007. The net cash flow provided by financing activities of $3,861,360 for the three months ended March 31, 2006 was mainly due to the proceeds from an injection of additional paid in capital from a subsidiary in 2006.

We believe that we have adequate capital resources to continue our operations and will not need to raise capital in the near future. We believe that our current cash balance and the revenues that will be generated will cover anticipated operating expenses for a period of at least one year without supplementing our cash reserves. We may, however, raise additional capital to further develop our products.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	March 31, 2007	December 31, 2006	March 31, 2006

Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD0.1291:RMB1	USD0.1281:RMB1	USD0.1245:RMB1

Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the period/ year ended	USD0.1265:RMB1	USD0.1260:RMB1	USD0.1263:RMB1

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

RISK FACTORS

Factors Affecting Business, Operating Results and Financial Condition

An investment in our securities is very speculative and involves a high degree of risk. You should carefully consider the following risk factors, along with the other matters referred to in this Quarterly Report, before you decide to buy our securities. If you decide to buy our securities, you should be able to afford a complete loss of your investment.

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

We Must Obtain Additional Financing to Execute Our Business Plan

The projected revenues from the sale of our CWM Fuel product may not be adequate to support our expansion and product development programs. We will need additional funds to build and maintain our new production facilities, pursue further research and development, obtain regulatory approvals; file, prosecute, defend and enforce our intellectual property rights and market our products. We will seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources. We could enter into collaborative arrangements for the development of particular products that would lead to our relinquishing some or all rights to the related technology or products.

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

As the majority of our revenue will be derived from sales of coal-based products, our business and operating results are substantially dependent on the domestic supply for coal. The domestic and international coal markets are cyclical and exhibit fluctuation in supply and demand from year to year and are subject to numerous factors beyond our control, including, but not limited to, the economic conditions in the PRC, the global economic conditions and fluctuations in industries with high demand for coal, such as the power and steel industries. Fluctuations in supply and demand for coal have effects on coal prices, which in turn affect our operating and financial performance. We have experienced substantial price fluctuations in the past and believe that such fluctuations will continue. The demand for coal is primarily affected by the overall economic development and the demand for coal from the electricity generation, steel and construction industries. The supply of coal on the other hand, is primarily affected by the geographical location of the coal supplies, the volume of coal produced by the domestic and international coal suppliers, and the quality and price of competing sources of coal. Alternative fuels such as natural gas, oil and nuclear power, alternative energy sources such as hydroelectric power, and international shipping costs also have effects on the market demand for coal. Excess demand for coal may have an adverse effect on coal prices which would in turn cause a decline in our profitability. A significant increase in domestic coal prices could also materially and adversely affect our business and result of operations.

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

Our operations may produce significant amounts of waste water, gas and solid waste materials. Currently, the PRC Government is moving toward more rigorous enforcement of applicable laws and regulations as well as the adoption and enforcement of more stringent environmental standards. Our capital expenditure for environmental regulatory compliance may not be sufficient and we may need to allocate additional funds for such purpose. If we fail to comply with current or future environmental laws and regulations, we may be required to pay penalties or fines or take corrective actions, any of which may have a material adverse effect on our business operations and financial condition.

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

Our operations, which are conducted in the PRC, are subject to a number of risks relating to the PRC.

Our business operations are located in the PRC and thus we are subject to a number of risks relating to the PRC The central and local PRC governments continue to support the development and operation of coal industry in the PRC. If the PRC Government changes its current policies that are currently beneficial to us, we may face significant constraints on our flexibility and ability to expand our business operations or to maximize our profitability.

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

Our coal water mixture operation, like those of other PRC energy companies, is subject to extensive regulation established by the PRC Government. Central governmental authorities, such as the National Development and Reform Commission, the State Environmental Protection Administration, the Ministry of Land and Resources, the State Administration of Coal Mine Safety, the and the State Bureau of Taxation, and provincial and local authorities and agencies exercise extensive control over various aspects of China’s coal industry and transportation (including rail and sea transport). These controls affect the following material aspects of our operations:

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

The Profitability of Our Products Depend on Our Ability to Operate Without Infringing the Proprietary Rights of Others and to Protect Proprietary Rights

We must operate without infringing the proprietary rights of third parties and without third parties circumventing our rights. The patent positions of coal and biotechnology enterprises, including ours, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. For example, no consistent policy has emerged regarding the breadth of bio-technology patent claims that are granted by the U.S. Patent and Trademark Office or enforced by the U.S. federal courts. In addition, the scope of the originally claimed subject matter in a patent application can be significantly reduced before a patent is issued. The patent situation outside the U.S. is even more uncertain and is currently undergoing review and revision in many countries. For our products, which have or in the future may have, obtained patent protection, their profitability may depend in part on our ability to obtain and maintain patents and licenses and preserve trade secrets, and the period our intellectual property remains exclusive. Because patent applications are maintained in secrecy in some cases, we cannot be certain that we or our licensors are the first creators of inventions described in pending patent applications or patents or the first to file patent applications for such inventions.

Other companies may independently develop similar products and design around any patented products we develop.

We cannot assure you that:

●	any of our future patent applications will result in the issuance of patents;

●	we will develop additional patentable products;

●	any patents that we are issued will provide us with any competitive advantages;

●	the patents of others will not impede our ability to do business; or

●	third parties will not be able to circumvent our patents.

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

We May Encounter Difficulties in Manufacturing our Products

Before our products can be profitable, they must be produced in commercial quantities in a cost-effective manufacturing process that complies with regulatory requirements, including production and quality control regulations. If we cannot arrange for or maintain commercial-scale manufacturing on acceptable terms, or if there are delays or difficulties in the manufacturing process, we may not be able to conduct product testing, obtain regulatory approval or meet demand for our products. Production of our products could require raw materials which are scarce or which can be obtained only from a limited number of sources. If we are unable to obtain adequate supplies of such raw materials, the development, regulatory approval and marketing of our products could be delayed.

We May Not Be Able to Obtain the Regulatory Approvals or Clearances That Are Necessary to Commercialize Our Products

The PRC imposes statutory and regulatory obligations upon the manufacture and sale of our products. Each regulatory authority typically has a lengthy approval process in which it examines product testing data and the facilities in which the product is manufactured. Regulatory submissions must meet complex criteria to demonstrate the safety and efficacy of the ultimate products. Addressing these criteria requires considerable data collection, verification and analysis. We may spend time and money preparing regulatory submissions or applications without assurances as to whether they will be approved on a timely basis or at all.

Our product candidates may require additional development prior to their commercialization. These steps and the process of obtaining required approvals and clearances can be costly and time-consuming. If our potential products are not successfully developed, cannot be proven to be safe and effective through product testing, or do not receive applicable regulatory approvals and clearances, or if there are delays in the process:

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

In manufacturing our products, we will be required to comply with applicable good manufacturing practices regulations, which include requirements relating to quality control and quality assurance, as well as the maintenance of records and documentation. if we cannot comply with regulatory requirements, including applicable good manufacturing practice requirements, we may not be allowed to develop or market the product candidates. If we fail to comply with applicable regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including fines, product recalls or seizures, injunctions, refusal of regulatory agencies to review pending market approval applications or supplements to approve applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications and criminal prosecution.

Competitors May Develop and Market Products That Are Less Expensive, More Effective or Safer, Making Our Products Obsolete or Uncompetitive

Some of our competitors and potential competitors have greater product development capabilities and financial, scientific, marketing and human resources than we do. Technological competition from other alternative energy or other coal-based product companies is intense and is expected to increase. Other companies have developed technologies that could be the basis for competitive products. Some of these products may be produced with an entirely different approach or may be manufactured differently than the products we are developing. Alternative products may be developed that are more effective and are less costly than our products. Competitors may succeed in developing products earlier than us, obtaining approvals and clearances for such products more rapidly than us, or developing products that are more effective than ours. Over time, our technology or products may become obsolete or uncompetitive.

Our Products May Not Gain Market Acceptance

Our products may not gain market acceptance in the coal-based products community. The degree of market acceptance of any product depends on a number of factors, including establishment and demonstration of our products’ efficacy and safety, cost-effectiveness, advantages over alternative products, and marketing and distribution support for the products. Limited information regarding these factors is available in connection with our products or products that may compete with ours.

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

Our CWM Fuel product will be subject to oversight and regulation in accordance with national and local ordinances or regulations relating to safety, environmental protection, and related matters. We are responsible for knowing such ordinances and requirements must design our CWM Fuel product to comply with varying standards. Any new government regulations or utility policies pertaining to our products may result in significant additional expenses to us and, as a result, could cause a significant reduction in demand for our product.

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

We conduct substantially all of our operations in China and the majority of our assets are located in China. In addition, all of our executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or in China again us or upon our executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, there is uncertainty that the courts of China would enforce judgments of U.S. courts against us or our directors and officers based on the civil liability provisions of the securities laws of the United States or any state, or entertain an original action brought in China based upon the securities laws of the United States or any state.

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

Our business could be adversely affected by the effects of avian flu, SARS or another epidemic or outbreak. China reported a number of cases of SARS in April 2004. In 2005, there have been reports on the occurrences of avian flu in various parts of China, including a few confirmed human cases. Any prolonged recurrence of avian flu, SARS or other adverse public health developments in China may have a material adverse effect on our business operations. These could include our ability to travel or ship our products, as well as temporary closure of our manufacturing facilities. Such closures or travel or shipment restrictions would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of avian flu, SARS or any other epidemic.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; the termination of our contractual agreements with Shaanxi Suoang; and additions or departures of our key personnel, as well as other items discussed under this "Risk Factors" section, as well as elsewhere in this Quarterly Report. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

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

Item 3.  Controls And Procedures

(a)          Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b)         Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description

2.1	Share Exchange Agreement between Endo Networks, Inc., Endo Majority Shareholders, Hangson Ltd. and the Hangson Shareholders dated October 18, 2006 (1)

3.1	Articles of Incorporation of Endo Networks, Inc., a Nevada corporation, as amended. (3)

3.2	Bylaws of Endo Networks, Inc. (3)

3.3	Text of Amendment to our Bylaws (4)

10.1	Asset and Share Purchase Agreement between Registrant and Peter B. Day (for Endo Canada) (2)

10.2	Contract for Technology Transfer between Shaanxi Suo’ang Biological Science & Technology Co., Ltd. and HanZhongWeiDa Commercial Company Limited dated December 25, 2006 (5)

10.3	Contract for Technology Transfer between Shaanxi Suo’ang Biological Science & Technology Co., Ltd. and HanZhongWeiDa Commercial Company Limited dated January 10, 2007 (5)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

99.1	Consulting Services Agreement by and between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. dated August 18, 2006 (3)

99.2
Equity Pledge Agreement by and between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”) and Shaanxi Suoang’s Majority Shareholders dated August 18, 2006 (3)

99.3	Operating Agreement by and between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”) and Shaanxi Suoang’s Majority Shareholders dated August 18, 2006 (3)

99.4	Proxy Agreement by and between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”) and Shaanxi Suoang’s Majority Shareholders dated August 18, 2006 (3)

99.5	Option Agreement between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”) and Shaanxi Suoang’s Majority Shareholders dated August 18, 2006 (3)

99.6	Agreement by and between Shaanxi Suo’ang Biological Science and Technology Co. Ltd. and Hanzhong Si Xiong Ke Chuang Business Co. Ltd. (3)

99.7	Supplementary Agreement by and between Shaanxi Suo’ang Biological Science and Technology Co. Ltd. and Hanzhong Si Xiong Ke Chuang Business Co. Ltd. dated March 25, 2007 (5)

* Filed herewith.

(1)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2006 and incorporated herein by reference.

(2)	Filed as Exhibit A of Registrant’s Schedule 14A filed with the SEC on August 8, 2006 and incorporated herein by reference.

(3)	Filed as Exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2006 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006 and incorporated herein by reference.

(5)	Filed as Exhibits to the Registrant’s Annual Report on Form 10-KSB filed with the SEC on May 3, 2007 and incorporated herein by reference.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA WEST COAL ENERGY INC. (Registrant)

Date: May 21, 2007	By:	/s/ Baowen Ren
Baowen Ren
Chief Executive Officer