Form 10QSB
period 2007-06-30
China West Coal Energy Inc
filed 2007-08-14
CIK 1120096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 28,227,250 issued and outstanding as of August 10, 2007.

Transitional Small Business Disclosure Form (Check one):  Yes ☐ No ☑

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTER ENDED JUNE 30, 2007

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets	F-2
	Consolidated Statements of Income (Operations) and Other Comprehensive Income	F-3
	Consolidated Statements of Shareholders’ Equity	F-4
	Consolidated Statements of Cash Flows	F-5
	Condensed Notes to Consolidated Financial Statements	F-6 - F-23
Item 2.	Management’s Discussion and Analysis or Plan of Operation	2
Item 3.	Controls and Procedures	21

PART II	OTHER INFORMATION
		22
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

Signatures		24

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

A-2

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

A-3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA WEST COAL ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

CHINA WEST COAL ENERGY, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Pages

Consolidated Balance Sheets	F-2

Consolidated Statements of Income (Operations) and Other Comprehensive Income	F-3

Consolidated Statements of Changes in Shareholders' Equity	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 - F-23

CHINA WEST COAL ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash on hand and at bank	$1,762,969	$4,450,557
Amounts due from directors (Note 16)	116,683	206,186
Deposits and prepayments (Note 6)	3,278,928	1,830,769
Other receivables	3,292	-
Short term loan to related party (Notes 7,16)	423,253	411,970
Discontinued operations (Note 12)	2,488,580	3,485,462
Total current assets	8,073,705	10,384,944

Property, plant and equipment, net (Note 8)	2,391,561	623,934
Intangible assets , net (Note 9)	2,122,743	1,533,349
Total assets	$12,588,009	$12,542,227

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accrued expenses and other payables (Note 10)	$347,202	$372,125
Amount due to a director (Note 16)	102,568	20,702
Advance from customers	597,831	-
Discontinued operations (Note 12)	1,471,856	2,366,631
Total current liabilities	2,519,457	2,759,458

Minority Interest	87,123	94,748

Commitments and Contingencies (Note 17)

Shareholders' Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, nil issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 28,227,250 issued and outstanding	28,227	28,227
Additional paid-in capital	9,209,629	9,209,629
Accumulated deficits	(306,795)	(330,456)
Statutory reserves (Note 11)	348,309	348,309
Accumulated other comprehensive income	702,059	432,312
Total shareholders' equity	9,981,429	9,688,021
Total liabilities and shareholders' equity	$12,588,009	$12,542,227

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WEST COAL ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS) AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue	$-	$-	$-	$-
	-	-	-	-
Costs of good sold	-	-	-	-

Gross profit	-	-	-	-

Selling expenses	494	-	1,780	-

General and administrative expenses	81,249	171,317	132,911	171,317

Income from discontinued operations (Note 12)	23,097	478,068	144,940	974,185
	(58,646)	306,751	10,249	802,868
Other income (expenses)

Interest income	3,613	9,952	9,923	12,316
Sundry income (expenses)	34,717	47,236	(6,602)	30,011
Total other income (expenses)	38,330	57,188	3,321	42,327

(Loss) income before provision for income taxes and minority interest	(20,316)	363,939	13,570	845,195

Provision for income taxes	-	104,304	-	104,304

Net (loss) income before minority interest	(20,316)	259,635	13,570	740,891

Less Minority interest	(5,735)	-	(10,091)	-

Net (loss) income	(14,581)	259,635	23,661	740,891

Other comprehensive income
Foreign currency translation adjustment	192,260	62,375	269,747	75,493

Comprehensive income	$177,679	$322,010	$293,408	816,384

Weighted average number of shares	28,227,250	28,227,250	28,227,250	28,227,250
- Basic and diluted

Earnings per share
- Basic and diluted	$(0.001)	$0.009	$0.001	$0.026

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WEST COAL ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Number of shares	Common stock	Additional Paid-in capital	Statutory capital reserves	Statutory welfare reserves	Retained earnings	Accumulated other comprehensive income	Totals
BALANCE, January 1, 2006 (audited)	39,000,000	$4,712,137	$84,759	$106,247	$53,124	$447,982	$125,594	$5,529,843
Net income	-	-	-	-	-	740,891	-	740,891
Capital injection (at par $0.1208)	31,000,000	3,868,223	-	-	-	-	-	3,868,223
Foreign currency translation gain	-	-	-	-	-	-	75,493	75,493

BALANCE, June 30, 2006 (unaudited)	70,000,000	$8,580,360	$84,759	$106,247	$53,124	$1,188,873	$201,087	$10,214,450

Capital injection of subsidiaries	-	-	572,737	-	-	-	-	572,737
Exchange to share prior recapitalization	(70,000,000)	(8,580,360)	8,580,360	-	-	-	-	-
Capital acquired on capitalization (at par $0.001)	2,712,000	2,712	(2,712)	-	-	-	-	-
Cancellation of share (at par $0.001)	(1,154,350)	(1,154)	1,154	-	-	-	-	-
Recapitalization (at par $0.001)	26,669,600	26,669	(26,669)	-	-	-	-	-
Net loss	-	-	-	-	-	(1,330,391)	-	(1,330,391)
Transfer to reserve	-	-	-	125,959	62,979	(188,938)	-	-
Foreign currency translation gain	-	-	-	-	-	-	231,225	231,225

BALANCE, December 31, 2006 (audited)	28,227,250	$28,227	$9,209,629	$232,206	$116,103	$(330,456)	$432,312	$9,688,021

Net income	-	-	-	-	-	23,661	-	23,661
Foreign currency translation gain	-	-	-	-	-	-	269,747	269,747
BALANCE, June 30, 2007 (unaudited)	28,227,250	$28,227	$9,209,629	$232,206	$116,103	$(306,795)	$702,059	$9,981,429

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WEST COAL ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	For the six months ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$23,661	$740,891
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Minority Interest	(10,091)	-
Net income from discontinued operations	(144,940)	(974,185)
Depreciation and amortization	53,017	-
(Increase) decrease in assets:
Other receivables	(2,300)	-
Deposit and prepayment	(2,597,161)	(352,706)
Increase (decrease) in liabilities:
Advance from customers	590,318	-
Accrued expenses and other payable	(34,540)	(43,989)
Net cash (used in) provided by discontinued operations	231,014	1,991,980
Net cash (used in) provided by operating activities	(1,891,022)	1,361,991

Cash flows from investing activities:
Amount due from a director	93,954	5,982
Purchase of property, plant and equipment	(1,057,481)	-
Proceeds from sales of investments	-	344,300
Net cash used in discontinued operations	-	(16,742)
Net cash (used in) provided by investing activities	(963,527)	333,540

Cash flows from financing activities:
Amount due to a director	80,277	-
Proceeds from injection additional paid in capital from subsidiary	-	3,863,220
Net cash provided by financing activities	80,277	3,863,220

Effect of foreign currency translation	86,684	28,474

Net (decrease) increase in cash and cash equivalents	(2,687,588)	5,587,225

Cash and cash equivalents, beginning of period	4,450,557	691,268

Cash and cash equivalents, end of period	$1,762,969	$6,278,493

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WEST COAL ENERGY INC. (FORMERLY ENDO NETWORKS, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

The Company has incurred losses and has had substantial difficulty in maintaining necessary cash flows for proper operation for years. The Company also required additional investment in infrastructure to sustain and develop its business. The need could not be met by its current cash flows. In view of the foregoing lack of growth and the limited platform for its future growth, the Company's Board determined that it would be in the stockholders' best interests to sell its investment in Endo Canada to Mr. Peter B. Day, the Company's President, CEO and director.  The Company's Board believed that Mr. Day's knowledge of their operations would lead to an efficient and expeditious sale process.  An Asset and Share Purchase Agreement (the “Purchase Agreement”) by and between the Company and Mr. Day was approved by the Board and executed on June 26, 2006. The Company thus discontinued its operations as a result of this sale with effect from September 30, 2006.

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

The principal subsidiaries/variable interest entities of the Company as of June 30, 2007 include the following:

Name of subsidiaries / variable interest entities	Date of incorporation	Place of incorporation	Percentage of effective ownership

Hangson Limited	June 2, 2006	The British Virgin Islands	100

Shaanxi Suo'ang Biological Science Technology Co., Ltd.	August 26, 2002	The People's Republic of China	100

Shaanxi Suo'ang New Energy Enterprise Company Limited	June 12, 2006	The People's Republic of China	80

1.	CORPORATION REORGANZATION AND BUSINESS ACTIVITIES (CONT'D)

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

On January 4, 2007, the Company changed its name to “China West Coal Energy Inc.”.

1.	CORPORATION REORGANZATION AND BUSINESS ACTIVITIES (CONT'D)

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

On May 8, 2006, Shaanxi Suo'ang entered into an agreement to establish a subsidiary named Shaanxi Suo'ang New Energy Enterprise Company Limited (“Suo'ang New Energy”) together with Mr. Peng Zhou, in which Shaanxi Suo'ang has injected a capital of $496,000 representing an 80% equity interest in Suo'ang New Energy and Mr. Peng Zhou has injected $124,100 and representing an 20% equity interest in Suo'ang New energy. Suo'ang New Energy was formed for the purpose of engaging in the research, development, production and sale of “coal water mixture”, a fuel to substitute for coal, oil or gas. As of December 31, 2006, the plant was under construction and the Company commenced operations and production of CWM Fuel in August 2007.

2.	GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared based on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In December 2006, the Company ceased its COPO resin operation and is now principally engaged in research, development, production, marketing and sales of “coal-water mixture” business. The new business has just recently commenced operations and the Company may need additional financing to meet cash requirements for start up and to ensure continuity as a going concern.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded amounts of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon its ability to achieve and maintain profitable operations for the new business in 2007. The Company has already entered into sales contracts in respect of the “coal-water mixture” business, which the management believes will generate sufficient cash flow to meet its obligations on a timely basis in the foreseeable future.

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

(a)	Basis of presentation and consolidation (Cont'd)

On September 15, 2005, the Company established a company named Shaanxi Suoke New Energy Industry Company Limited (“Shaanxi Suoke”) in which the Company injected a capital of $335,500 representing 55% equity interest in Shaanxi Suoke. Shaanxi Suoke was formed for the purpose of engaging in the research, development, production and sale of “coal water mixture”, a fuel to substitute for coal, oil or gas.

However, since its establishment, Shaanxi Suoke has never commenced any operations. Nor has the Company gained any control of the board of Shaanxi Suoke. In addition, by a resolution on May 15, 2006, the Company sold the 55% equity interest of Shaanxi Suoke to one of the shareholders of Shaanxi Suoke, Mr. Peng Zhou.

Statement of Financial Accounting Standards (“SFAS”) No. 94 “Consolidation of All Majority-Owned Subsidiary” requires that all majority-owned subsidiaries shall be consolidated except those where control is likely to be temporary or it does not rest with the majority owner. Accordingly, these financial statements do not consolidate Shaanxi Suoke for the six months ended June 30, 2006, because of the lack of ability to control Shaanxi Suoke. Results of Shannxi Suoke since its establishment to June 30, 2006 were immaterial.

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

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers' balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year. As of June 30, 2007, accounts and other receivables were net of allowances of $Nil and $Nil, respectively. As of December 31, 2006, accounts and other receivables were net of allowances of $3,772 and $Nil, respectively.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

(d)	Inventories

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

(g)	Prepaid land use rights

Prepaid land use right is amortized over the term of 50 years.

(h)	Impairment

The Company accounts for impairment of long-lived assets including property, plant and equipment, and amortizable intangible assets in accordance with SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires an impairment loss to be recognized when the carrying amount of a long-lived asset or asset group exceeds its fair value and is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition). The impairment loss is measured as the excess of the carrying amount over the asset's (or asset group's) fair value.

(i)	Comprehensive income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had accumulated other comprehensive income of $702,059 and $201,087 for the periods ended June 30, 2007 and 2006, respectively. The other comprehensive income arose from the changes in foreign currency exchange rate.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

(j)	Fair value of financial instruments

The Company believes that the carrying values of its cash and cash equivalents, other receivables and other payables as of June 30, 2007 approximate to their respective fair values due to the short-term nature of those instruments.

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

(l)	Advertising expenses

Advertising expenses are expensed to operations in the period incurred.

(m)	Research and development costs

Research and development costs are expensed to operations as incurred.

(n)	Earnings per share

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

(o)	Income taxes

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

(p)	Foreign currency translation

The reporting currency of the Company is the United States Dollars. All assets and liabilities accounts have been translated into United States Dollars using the current exchange rate at the balance sheet date. Capital stock is recorded at historical rates. Revenue and expenses are translated using the average exchange rate in the period. The resulting gain and loss has been reported as other comprehensive income (loss) within the shareholder's equity.

(q)	Related parties

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

(r)	Recently issued accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company has not yet determined the impact of the adoption of SFAS No. 155 on its financial statements, if any.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

(r)	Recently issued accounting pronouncements (Cont'd)

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. The provisions of this Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will be required to adopt the provisions of this statement as of January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157.

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

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair values. SFAS 159 is effective for fiscal years after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements.

4.	CONCENTRATION OF CREDIT RISK

(a)
Financial instruments that potentially expose the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivable arising from discontinued business. The Company performs ongoing evaluations of their cash position and credit evaluations to ensure collections and minimize losses.

(b)
As of June 30, 2007 and December 31, 2006, the Company's bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

(c)
For the periods ended June 30, 2007 and 2006, all of the Company's sales arose in the PRC and were generated by the discontinued operation. All accounts receivable as of June 30, 2007 and December 31, 2006 also arose in the PRC generated from the discontinued operation

(d)	Details of the customers accounting for 10% or more of total sales for the periods ended June 30, 2007 and 2006 are as follows:

	Periods ended June 30,
	2007	2006
Company A	$-	$181,339
Company B	-	144,105
Company C	-	90,283
Company D	-	85,450

The accounts receivable from the three customers with the largest receivable balance represents 70% of the balance of the account at June 30, 2006. Since these accounts receivable originated from the COPO resin business, which was discontinued in 2007, part of these amounts have been reclassified to discontinued operations.

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

6.	DEPOSITS AND PREPAYMENT

Deposits and prepayment consist of the following,

	June 30, 2007	December 31, 2006
Advance to suppliers	$2,632,168	$-
Prepayment for construction in progress	645,401	1,827,932
Rental deposit	-	1,902
Others	1,359	935
	$3,278,928	$1,830,769

7.	INTEREST BEARING LOAN TO A RELATED PARTY

An interest-bearing loan has been lent to a related company, Shaanxi Hanzhong New Century Real Estate Company Limited which was controlled by a shareholder, Mr. Yang Feng. The loan was lent with a term of five years from November 5, 2002 to November 5, 2007 and bears interest at 7.2% per annum. A majority shareholder of the Shaanxi Suo'ang, Shaanxi Hanzhong Blue Tide Costumes Group Corporation Limited, guaranteed the repayment of this loan with all of its assets and issued a commitment letter to Shaanxi Suo'ang. According to a supplement agreement signed between both parties and witnessed by a PRC lawyer, the loan is repayable in one lump sum in 2007.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following,

	June 30, 2007	December 31, 2006
Construction in progress	$99,006	$579,610
Office equipment	62,081	57,771
Motor vehicles	122,900	119,624
Buildings	723,484	-
Plant and machinery	1,527,930	-
	2,535,401	757,005
Less: Accumulated depreciation	(143,840)	(133,071)
	$2,391,561	$623,934

Construction in progress included above was the construction of buildings, production lines and machinery for the “coal-water mixture” business. The construction work commenced in June 2006 and the first phase was completed in June 2007. The plant became operational in August 2007.

The depreciation expenses on property, plant and equipment for the six months ended June 30, 2007 and 2006 were $10,769 and $30,554, respectively.

9.	Prepaid land use right

Intangible assets consist of the following as of,

	June 30, 2007	December 31, 2006
Prepaid land use right	$2,137,982	$1,547,192
Accounting software	961	1,832
	2,138,943	1,549,024
Less: Accumulated amortization	(16,200)	(15,675)
	$2,122,743	$1,533,349

The Company had obtained a land use right for 50 years on a piece of land located at Yao Zhou Ou, PRC. The Company is in the process of obtaining the land use right certificate. Management expects that the application will be completed in September 2007 and expects that there should be no legal barriers for the Company to obtain the land use right certificate.

Accordingly, no provision has been made on possible losses in case the Company fails to obtain the land use right certificate.  The amortization expense on intangible assets for the periods ended June 30, 2007 and the year ended December 31 2006 were $525 and $24,253, respectively. For each of the next five years, annual amortization expense on the land use rights and accounting software will be $32,400 and $366, respectively.

10.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of,

	June 30, 2007	December 31, 2006
Accrued operating expenses	$220,154	$235,769
Accrued staff welfare	57,368	52,993
Other payable	69,680	68,363
	$347,202	$357,125

11.	STATUTORY RESERVES

As stipulated by the PRC's Company Law, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(a)	Making up cumulative prior years' losses, if any;

(b)
Allocations to the “Statutory capital reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital. This is restricted to set off against losses, expansion of production and operation or increase in registered capital; and

(c)	Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's “Statutory common welfare fund”. This is restricted to capital expenditure for the collective benefits of the Company's employees; and

(d)	Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

11.	STATUTORY RESERVES (CONT'D)

Statutory reserves consist of the following as of,

	June 30, 2007	December 31, 2006
Statutory capital reserve	$232,206	$232,206
Statutory common welfare fund	116,103	116,103
	$348,309	$348,309

12.	DISCONTINUED OPERATIONS

(a)	Assets of discontinued operation consist of the followings as of,

	June 30, 2007	December 31, 2006
ASSETS
Current Assets
Accounts receivable, amounted to $Nil and $754,407 net of allowances for doubtful accounts of $Nil and $3,772, as of June 30, 2007 and December 31, 2006, respectively	$-	$750,635
Patent and machineries transfer receivable	137,794	256,200
Other receivable	-	39,071
Assets held for sale (Note 13)	2,350,786	2,439,556
	$2,488,580	$3,485,462

Patent and machineries transfer receivable represents the amount receivable for the disposal of patent and machineries.

	June 30, 2007	December 31, 2006
LIABILITIES
Current Liabilities
Accounts payable	$-	$864,787
Deposits on property held for resale	1,447,692	1,409,100
Taxes payable	24,164	92,744
Others		-
	$1,471,856	2,366,631

12.	DISCONTINUED OPERATIONS (CONT'D)

(b)	Results of discontinued operations consist of the following for the six months ended,

	June 30, 2007	June 30, 2006
Revenue	$4,983	$3,913,102
Cost of goods sold	4,730	2,929,615
Gross profit	253	983,487
Operating expenses
Selling expenses	-	154,314
General and administrative expenses	-	-
Income from discontinued operations	253	829,173
Other income
Rental income, net of outgoings	144,687	145,012
Income from discontinued operations before income taxes	144,940	974,185
Provision for income taxes	-	-
Net income from discontinued operations	$144,940	$974,185

(c)	Cash flows from of discontinued operations consist of the following for the six months ended:

	June 30, 2007	June 30, 2006
Cash flows from discontinued operations
Net income	$144,940	$974,185
Adjustments to reconcile net income to net cash provided by (used in) discontinued operations:
Depreciation and amortization	-	141,011
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, trade	765,329	(61,988)
Other receivables, deposits and prepayments	254,452	77,166
Inventories	13,826	20,659
Increase (decrease) in:
Accounts payable	(877,307)	322,053
Accrued expenses and other payable	-	(20,952)
Deposit held for sale	-	500,800
Taxes payable	(70,226)	39,046
Net cash provided by discontinued operations	$231,014	$1,991,980

13.	ASSETS HELD FOR SALE

Assets held for sale consist of the following as of,

	June 30, 2007	December 31, 2006
Leasehold properties and leasehold improvements (Note a)	$2,350,786	$2,334,934
Machinery (Note b)	-	89,670
Inventory (Note c)	-	14,952
	$2,350,786	$2,439,556

13.	ASSETS HELD FOR SALE (CONT'D)

(a)	Leasehold property and leasehold improvements

Leasehold property and leasehold improvements consist of the following as of,

	June 30, 2007	December 31, 2006
Cost	$2,613,763	$2,544,085
Accumulated depreciation	(262,977)	(209,151)
	$2,350,786	$2,334,934

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

On June 13, 2006, the Company signed a property transfer agreement with a related company, Han Zhong Si Xiong Ke Chuang Commercial Company Ltd., which is controlled by the shareholder of the Company, Mr. Yanjun Zhao, to dispose the leasehold properties together with the leasehold improvement at a cash consideration of approximately $2,450,000 which is $120,000 lower then the evaluated value according to an appraisal report issued by Xi'An Zheng Heng Assets Valuation Company Ltd. As such, there was gain on disposal of the property and leasehold improvements of $115,066. According to the agreement, the cash consideration would be settled by installment with the last installment on or before June 30, 2007 and the title of the property will be passed to the buyer upon receipt of the 95% of the total consideration paid to the Company. As of December 31, 2006, an amount of $1,409,100 has been received by the Company and recorded as deposits on property held for resale.

On March 25, 2007, the Company and the buyer entered into a supplementary agreement whereby the Company agreed to transfer the title of the properties to the buyer when the buyer pays the remaining balance of approximately $1,040,900 on or before May 31, 2007. On June 21, 2007, the Company and the buyer entered into an extension agreement whereby the Company extended the date for payment of the remaining balance and transfer of the title of properties to the buyer to on or before October 31, 2007.

The depreciation expense on property and leasehold improvement for the periods ended June 30, 2007 and 2006 were $53,826 and $89,670, respectively.

(b)	Machinery

Machinery consist of the following as of,

	June 30, 2007	December 31, 2006
Cost	$-	$324,086
Impairment	-	(170,166)
Accumulated depreciation	-	(64,250)
	$-	$89,670

In 2007, the Company and the buyer entered into an agreement whereby the Company agreed to sell the machinery to a related company, HanZhongWeiDa Commercial Company Limited which controlled by LePing Yao, a shareholder of Shaanxi Suoang at a consideration of $89,670.

13.	ASSETS HELD FOR SALE (CONT'D)

(b)	Machinery (Cont'd)

The depreciation expense on machinery for the periods ended June 30, 2007 and 2006 were $Nil and $30,554 respectively.

(c)	Inventories

Inventories consist of the following as of,

	June 30,	December 31,
	2007	2006
Raw materials	$-	$7,608
Finished goods	-	5,244
Packing materials	-	229
Consumables	-	1,871
	$-	$14,952

In 2007, the Company sold all inventories to unrelated third parties.

14.	INCOME TAXES

Companies in the PRC are generally subject to PRC Enterprise Income Taxes at a statutory rate of 33% (30% of national income tax plus 3% local income tax) on the net income. However, Shaanxi Suoang has been approved as a “high and new technology enterprise” and under PRC Income Tax Laws, it is entitled to a preferential tax rate of 15% upon expiry of a two year's tax holiday for 2004 and 2005, within which no income taxes were being charged. Shaanxi Suoang is subject to the income tax from 2006. For the year ended December 31, 2006, income tax expenses were $214,482, and such expenses were all related to the discontinued operations. Another PRC subsidiary, Suo'ang New Energy has only been newly established and carried no operations in year 2006. During the year, Suo'ang New Energy had no income and no income tax liability.

The Company and Hangson are not subject to any income taxes as the companies had no income for the periods ended June 30, 2007 and 2006.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

	June 30, 2007	June 30, 2006
U.S. statutory rate	34.00%	34.00%
Foreign income not recognized in the U.S.	(34.00%)	(34.00%)
China preferential income tax rate	15.00%	15.00%
Effective tax rate	15.00%	15.00%

No significant deferred tax liabilities or assets existed as of either June 30, 2007 or December 31, 2006.

15.	EARNINGS PER SHARE

Basic earnings per share (EPS) for the periods ended June 30, 2007 and 2006 were determined by dividing net income for the years by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was adjusted to account for the effects of the share exchange transaction as a reverse acquisition as more fully described in Note 1.

The Company has retroactively adjusted the weighted average number of common shares outstanding by deeming that the one-for-five (1:5) reverse stock split during the year had occurred as of the beginning of the earliest period presented.

The reconciliations of the denominators of the basic and diluted EPS computations are as follows:

	June 30, 2007	June 30, 2006
Denominator for Basic EPS	28,227,250	28,227,250
Weighted average effect on denominator for Basic EPS	28,227,250	28,227,250

16.	RELATED PARTY TRANSACTIONS

(a)	Related party receivables and payables

Amounts receivable from a related party and directors are summary as follows as of:

	June 30,	December 31,
	2007	2006
Loan to a related party
Shaanxi Hanzhong New Century Real Estate Company Limited (see Note 7)
Principal	$394,825	$384,300
Interest receivable	28,428	27,670
	$423,253	$411,970

Amounts due from directors
Mr. Baowen Ren, also a shareholder of the Company	$53,511	$144,698
Mr. Peng Zhou, also a shareholder of the Company	63,172	61,488
	$116,683	$206,186
Amount due to a director
Mr. Peng Zhou, also a shareholder of the Company and Suoang New Energy	$102,568	$20,702

Balance with Shaanxi Hanzhong New Century Real Estate Company Limited represented an interest bearing loan which is fully described in Note 7.

Balances with Mr. Baowen Ren represents cash advances by the Company. This balance is interest free and unsecured and has no fixed repayment dates. It is expected that the balances will be received or repaid within one year.

Amount due from Mr. Peng Zhou represents cash advance by Shaanxi Suo’ang. This balance is interest free and unsecured and has no fixed repayment dates. It is expected that the balances will be received or repaid within one year.

Amount due to Mr. Peng Zhou represents cash advance by Mr. Peng Zhou to Su'ang New Energy. This balance is interest free and unsecured and has no fixed repayment dates.

16.	RELATED PARTY TRANSACTIONS (CONT'D)

(b)	Guarantee given by a shareholder

A majority shareholder of Shaanxi Suoang, Shaanxi Hanzhong Blue Tide Costumes Group Corporation Limited, has guaranteed the repayment of the long-term interest bearing loan advanced to a related company, Shaanxi Hanzhong New Century Real Estate Company Limited, controlled by Mr. Yang Feng as more fully described in Note 7 and above.

(c)	Transfer of property

On June 13, 2006, the Company signed a property transfer agreement with a related company, HanZhong SiXiong KeChuang Commercial Company Ltd., which is controlled by the shareholder of the Company, Mr. Yanjun Zhao, to dispose the leasehold properties together with the leasehold improvement at the cash consideration of approximately $2,450,000. The title of the property will only be transferred until payment of 95% consideration as more fully described in Note 13.

17.	COMMITMENTS AND CONTINGENCIES

(a)	Capital expenditure commitments

During the fiscal year 2006, the Company entered into various contracts for the construction of a new plant for its coal water mixture business. Furthermore, the Company also entered into several contracts to purchase machinery.

The Company's commitments for capital expenditure as of June 30, 2007 are as follows:

Contracted but not accrued for:
Purchase of machineries	$282,897

(b)	Operating lease commitments

As of June 30, 2007, the Company's total future minimum lease payments under non-cancelable operating leases to be paid in each of the five succeeding years are as follows:

Years ending December 31,
2007	$4,984
2008	4,984
2009	1,661
2010 and thereafter	-
Total Operating Lease Commitments	$11,629

17.	COMMITMENTS AND CONTINGENCIES (CONT'D)

(c)	Real estate title certificate of the leased property

According to relevant PRC laws and regulations, a land use right certificate, along with government approvals on land planning, project planning, and construction need to be obtained before construction of building commented. The real estate title certificate of the leased property can only be applied after the land use right certificate is available and the other approvals are obtained.

For the properties and leasehold improvements held for resale on the discontinued operations stated at cost of $2,350,786 (see note 13), the Company has not yet obtained the real estate title certificate. The land use certificate has been obtained together with other required approval by the developer who is in the course of applying for the transfer of title of the leased property.

In the event that the Company fails to obtain the real estate title certificate, the building may need to be vacated and cannot be resold. Management believes that there is no legal barrier to obtain the real estate ownership certificate and the possibly of having to vacate the building and the restriction of resale of the leased property is very remote. Accordingly, no provision has been made in the financial statement for this potential occurrence.

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

18.	SUBSEQUENT EVENT

(a)	Stock split

On August 3, 2007, the directors approved a 3 for 1 stock split of the issued and outstanding common stock held by the shareholders as of August 15, 2007.

(b)	Merger

The Company set up a new wholly owned subsidiary, Sino Clean Energy Inc. on July 31, 2007 and resolved to merge with this subsidiary as on August 15, 2007 with the Company as the surviving entity.

(c)	Change of name

Effective August 15, 2007, the Company will change its name to Sino Clean Energy Inc.

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

Overview

China West Coal Energy Inc. (“CWCE” or the “Company”) is engaged in the research, development, production and sale of its “coal water mixture” product, a fuel substitute for oil, gas or coal. The Company was originally incorporated in Texas as “Discount Mortgage Services, Inc.” on July 11, 2000 and in September 2001, the Company purchased Endo Networks, Inc., a corporation incorporated in Ontario, Canada on January 11, 2001 (“Endo Canada”). In November 2001, the Company changed its name to Endo Networks, Inc. and was redomiciled to the State of Nevada in December 2002. Prior to the Share Exchange transaction described below, the Company conducted through, and all of the Company’s assets were contained within, Endo Canada, in which conceptual and software development was ongoing for approximately two years by the Company founders, through ongoing contract relationships with software development companies.

On October 18, 2006, we entered into a definitive Share Exchange Agreement with Hangson Limited (“Hangson”), whereby we would acquire all of the outstanding common stock of Hangson in exchange for newly-issued shares of our common stock to the Hangson shareholders (the “Share Exchange”). On October 20, 2006 (the “Closing Date”), Hangson became our wholly-owned subsidiary and Hangson’s shareholders became owners of the majority of our voting stock. The acquisition of Hangson by us was accounted for as a reverse merger because on a post-merger basis, the former shareholders of Hangson held a majority of our outstanding common stock on a voting and fully-diluted basis. As a result, Hangson was deemed to be the acquirer for accounting purposes. From and after the Closing Date of the Share Exchange, the Registrant’s primary operations consisted of the operations of Hangson.

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

Our primary business operations are conducted through our wholly-owned subsidiary Hangson Limited (“Hangson”). Hangson was incorporated under the laws of the British Virgin Islands on June 2, 2006. Hangson does not have any substantive operations of its own and conducts its primary business operations through Shaanxi Suoang, which through the contractual arrangements described above is deemed Hangson’s variable interest entity (“VIE”). For the majority of fiscal 2006, Shaanxi Suoang was engaged in two lines of businesses: the research, development, production, marketing and sales of coal-polymer (“COPO”) resin products, and also in the research, development, production and sale of “coal-water mixture,” fuel substitute product (“CWM Fuel”). However, the Company subsequently decided to focus on its CWM Fuel product business. Thus, in December 2006, Shaanxi Suoang ceased operations of the COPO resin products business and is now focused on its CWM Fuel product business. Shaanxi Suoang conducts its CWM Fuel operations through its subsidiary, Shaanxi Suoang New Energy Enterprise Company Ltd. (“Suoang New Energy”). Shaanxi Suoang owns a controlling 80% equity interest in Suoang New Energy. The Company entered into sales contracts for the sale of its CWM fuel in early 2007. Construction of the first phase of the Company’s CWM Fuel production plant was completed in June 2007. The Company’s CWM Fuel production plant became operational and production of its CWM Fuel commenced in August 2007.

Critical Accounting Policies and Estimates

Prepaid land use right

Prepaid land use right is amortized over the term of 50 years.

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

Impairment

The Company accounts for impairment of long-lived assets including property, plant and equipment, and amortizable intangible assets in accordance with SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires an impairment loss to be recognized when the carrying amount of a long-lived asset or asset group exceeds its fair value and is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition). The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

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

Going Concern

In December 2006, the Company ceased its COPO resin products operations and is principally engaged in research, development, production, marketing and sales of “coal-water mixture” business. The new CWM Fuel business has just recently commenced operation and production of the CWM Fuel. Furthermore, the Company signed an agreement to dispose of leasehold property it owned in the previous years which generated rental income in order to accumulate funds to support the new CWM Fuel operation. These circumstances indicate that the Company may need additional financing to meet cash requirements for its operations in order to continue as a going concern.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded amounts of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon its ability to maintain profitable operations for the new business. In early 2007, the Company entered into sales contracts for the sale of its CWM Fuel product. Production of the Company’s CWM Fuel product has recently commenced and our management believes that the Company will be able to generate sufficient cash flow from these sales contracts to meet its obligations on a timely basis in the foreseeable future.

RESULTS OF OPERATIONS

Three month period ended June 30, 2007 as compared to three month period ended June 30, 2006

REVENUE. During the three month period ended June 30, 2007, we had revenues from discontinued operations of $Nil as compared to revenues of $1,820,674 during the three month period ended June 30, 2006. Net income from discontinued operations was $23,097 for the three months ended June 30,2007 as compared to $478,068 for the three months ended June 30, 2006, a decrease of approximately 95%. In general, this decrease is mainly attributable to the cessation of the Company’s COPO resin products operation.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $81,249 for the three month period ended June 30, 2007 as compared to $171,317 for the three month period ended June 30, 2006. This decrease is primarily attributable to the implementation of cost control by the Company.

NET (LOSS) INCOME. We had a net loss of $14,581 for the three month period ended June 30, 2007 as compared to a net income $259,635 for the three month period ended June 30, 2006. The decrease in net income is primarily attributable to cessation of the Company's COPO resin product operation.

Six month period ended June 30, 2007 as compared to six month period ended June 30, 2006

REVENUE. During the six month period ended June 30, 2007, we had revenues from discontinued operations of $4,983 as compared to revenues of $3,913,102 during the six month period ended June 30, 2006, a decrease of approximately 99%. Net income from discontinued operations was $144,940 for the six months ended June 30,2007 as compared to $974,185 for the six months ended June 30, 2006, a decrease of approximately 85%. In general, this decrease is mainly attributable to the cessation of the Company’s COPO resin products operation.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $132,911 for the six month period ended June 30, 2007 as compared to $171,317 for the six month period ended June 30, 2006. This decrease is primarily attributable to the effective cost control by the Company.

NET INCOME. We had a net income of $23,661 for the six month period ended June 30, 2007 as compared to a net income $740,891 for the six month period ended June 30, 2006. The decrease in net income is primarily attributable to cessation of the Company's COPO resin product operation.

PLAN OF OPERATIONS

As discussed more fully above, we ceased operations of our COPO resin product business, and the Company is now currently engaged in research, development, marketing and sales of its coal water mixture fuel (hereinafter “CWM Fuel”). CWM Fuel is a fuel substitute that can be used instead of oil, coal and gas, in industrial boilers, power plant boilers and industrial kilns that are used for central heating of government buildings, schools, armed forces’ barracks, and residential communities, and also in industrial production facilities. We have already entered into sales contracts for the sale of our CWM Fuel in early 2007. Further, the Company is currently constructing its coal water mixture production plant in the city of Tongchuan, and is currently planning for an annual production capacity of 300,000 tons of its CWM Fuel, which would be one of the largest in Western China. Construction of the first phase of this plant was completed in June 2007. Plant operations and the production and delivery of our CWM Fuel product commenced in August 2007.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow used in operating activities was $1,891,022 for the six months ended June 30, 2007 and net cash flow provided by operating activities was $1,361,991 for the six months ended June 30, 2006. The decrease in our net cash flow provided by operating activities for the six months ended June 30, 2007 was mainly due to the payment of purchase deposit for the raw material for production of CWM fuel.

Net cash flow used in investing activities was $963,527 and net cash flow provided by investing activities was $333,540 for the six months ended June 30, 2007 and 2006, respectively. Uses of cash flow for investing activities were mainly related to the purchase of plant and equipment.

Net cash flow used in financing activities was $80,277 in relation to advances from a director for the six months ended June 30, 2007. The net cash flow provided by financing activities of $3,863,200 for the six months ended June 30, 2006 was mainly due to the proceeds from an injection of paid-in capital from a subsidiary in 2006.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	June 30, 2007	December 31, 2006	June 30, 2006

Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD0.1316:RMB1	USD0.1281:RMB1	USD0.1252:RMB1

Amounts included in the statement of operations, statement of changes in stockholders' equity and statement of cash flows for the period/ year ended	USD0.1300:RMB1	USD0.1260:RMB1	USD0.1246:RMB1

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

In December 2006, we decided to solely focus on the research, development, production, marketing and sale of our CWM Fuel product and thus, in December 2006, we ceased operations and have phased out our COPO resin product business. In early 2007, we entered into contracts for the sale of our CWM Fuel product. The first phase of the construction of our CWM Fuel manufacturing plant was completed in June 2007. Production and delivery of our CWM Fuel product commenced in August 2007. However, there can be no assurance that we will be able to successfully complete the construction of our CWM manufacturing plant in a timely manner. Assuming we fully complete the construction of our CWM Fuel plant and commence full production of our CWM Fuel product, we cannot assure you that our operations will be able to generate sufficient revenue to continue our operations or that our new CWM Fuel business operations will be profitable.

Our independent auditor has expressed doubt about our ability to continue as a going concern because we ceased our COPO resin operation, which was our main resource of working capital, we disposed of leasehold property which generated rental income and production of our new Coal Water Mixture (“CWM”) fuel product has just recently commenced.

Our independent auditor has noted in its report concerning our financial statements as of December 31, 2006 that the Company ceased its COPO resin operation, which was the main resource of the Company’s working capital, disposed of leasehold property, which generated rental income, and started a new Coal Water Mixture (“CWM”) fuel business subsequent to the balance sheet date.  The independent auditor further noted that production facilities of the Company’s CWM Fuel are under construction and operations have just recently commenced. The independent auditor stated that these conditions raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will achieve operating profits in the future.

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

The market for CWM Fuel products is emerging and rapidly evolving, and its future success is uncertain. If CWM Fuel and clean coal technology prove unsuitable for widespread commercial deployment or if demand for our CWM Fuel product fails to develop sufficiently, we may be unable to generate enough revenues to achieve and sustain profitability. In addition, demand for CWM Fuel product in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of coal water mixture technology and demand for our products, including:

•	cost-effectiveness of coal water mixture technologies as compared with conventional and other alternative energy technologies;

•	performance and reliability of our coal water mixture product as compared with conventional and other alternative energy products;

•	capital expenditures by customers that tend to decrease if the PRC or global economy slows down; and

•	availability of government subsidies and incentives.

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

The PRC government regulates the coal and bio-technology industries including foreign ownership of, and the licensing and permit requirements pertaining to, companies in these industry. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to PRC government regulation of our industry include the following:

•	we only have contractual control over Shaanxi Suoang. We do not own it due to the restriction of foreign investment in Chinese businesses; and

•
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

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in financial estimates by securities research analysts;

•	conditions in bio-technology and coal-based product markets;

•	changes in the economic performance or market valuations of other alternative energy and coal-based products companies;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	addition or departure of key personnel;

•	fluctuations of exchange rates between RMB and the U.S. dollar;

•	intellectual property litigation; and

•	general economic or political conditions in China.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

None.

Item 5. Other Information.

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit Number	Description

2.1	Share Exchange Agreement between Endo Networks, Inc., Endo Majority Shareholders, Hangson Ltd. and the Hangson Shareholders dated October 18, 2006 (1)

3.1	Articles of Incorporation of Endo Networks, Inc., a Nevada corporation, as amended. (3)

3.2	Bylaws of Endo Networks, Inc. (3)

3.3	Text of Amendment to our Bylaws (4)

10.1	Asset and Share Purchase Agreement between Registrant and Peter B. Day (for Endo Canada) (2)

10.2	Contract for Technology Transfer between Shaanxi Suo’ang Biological Science & Technology Co., Ltd. and HanZhongWeiDa Commercial Company Limited dated December 25, 2006 (5)

10.3	Contract for Technology Transfer between Shaanxi Suo’ang Biological Science & Technology Co., Ltd. and HanZhongWeiDa Commercial Company Limited dated January 10, 2007 (5)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

99.1	Consulting Services Agreement by and between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. dated August 18, 2006 (3)

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

CHINA WEST COAL ENERGY INC. (Registrant)

Date: August 14, 2007	By:	/s/ Baowen Ren
Baowen Ren Chief Executive Officer