Form 10QSB
period 2007-09-30
Sino Clean Energy Inc
filed 2007-11-14
CIK 1120096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

þ	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: September 30, 2007

Or

o	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from ______________ to _______________

Commission File Number: 000-51753

SINO CLEAN ENERGY INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes þ No o

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes o No þ

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 84,681,750 issued and outstanding as of November 5, 2007.

Transitional Small Business Disclosure Form (Check one): Yes o No þ

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTER ENDED SEPTEMBER 30, 2007

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

i

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Quarterly Report on Form 10-QSB (“Form 10-QSB”) for Sino Clean Energy Inc., other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

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

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. As used in this Form 10-QSB, unless the context requires otherwise, “we” or “us” or “Registrant” or the “Company” means Sino Clean Energy Inc. and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SINO CLEAN ENERGY INC.
(FORMERLY CHINA WEST COAL ENERGY, INC.)
AND SUBSIDIARIES
Consolidated Financial Statements
For the Three months and Nine Months Ended September 30, 2007 and 2006

SINO CLEAN ENERGY INC.
(FORMERLY CHINA WEST COAL ENERGY, INC.)
AND SUBSIDIARIES
Consolidated Financial Statements
For the Three months and Nine Months Ended September 30, 2007 and 2006

Page(s)

Consolidated Balance Sheets	3-4

Consolidated Statements of Income (Operations) and Other
Comprehensive Income	5-6

Consolidated Statements of Changes in Shareholders'
Equity	7

Consolidated Statements of Cash Flows	8

Notes to Consolidated Financial Statements	9-21

SINO CLEAN ENERGY INC.
(FORMERLY CHINA WEST COAL ENERGY, INC.)
AND SUBSIDIARIES
Consolidated Balance Sheets
As of September 30, 2007 and December 31, 2006
(Amounts expressed in U.S. Dollars)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalent (Note 2)	$1,611,185	$4,450,557
Accounts receivable
- Trade (Note 2)	249,374	-
- Others	11,920	-
Inventories (Notes 2 and 5)	30,062	-
Amounts due from directors (Note 16)	-	206,186
Deposits and prepayments (Note 6)	3,360,035	1,830,769
Short term loan to related party (Notes 7 and 16)	428,183	411,970
Discontinued operations (Note 12)	2,535,190	3,485,462

Total current assets	8,225,949	10,384,944

Property, plant and equipment, net (Note 8)	2,432,456	623,934
Intangible assets , net (Note 9)	2,143,535	1,533,349

Total assets	$12,801,940	$12,542,227

SINO CLEAN ENERGY INC.
(FORMERLY CHINA WEST COAL ENERGY, INC.)
AND SUBSIDIARIES
Consolidated Balance Sheets
As of September 30, 2007 and December 31, 2006
(Amounts expressed in U.S. Dollars)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable - Trade	$151,204	$-
Accrued expenses and other payables (Note 10)	488,402	372,125
Amount due to a director (Note 16)	18,872	20,702
Tax payable	38,436	-
Advance from customers	614,137	-
Discontinued operations (Note 12)	1,464,610	2,366,631

Total current liabilities	2,775,661	2,759,458

Minority interest	76,890	94,748

Commitments and Contingencies (Notes 17)

Shareholders' Equity
Preferred stock, $0.001 par value,
50,000,000 shares authorized,
nil issued and outstanding	$-	$-
Common stock, $0.001 par value,
200,000,000 shares authorized,
84,681,750 issued and outstanding (Note 15)	84,682	84,682
Additional paid-in capital	9,153,174	9,153,174
Accumulated deficits	(454,901)	(330,456)
Statutory reserves (Note 11)	348,309	348,309
Accumulated other comprehensive income	818,125	432,312

Total shareholders' equity	9,949,389	9,688,021

Total liabilities and shareholders' equity	$12,801,940	$12,542,227

SINO CLEAN ENERGY INC.
(FORMERLY CHINA WEST COAL ENERGY, INC.)
AND SUBSIDIARIES
Consolidated Statements of Income (Operations) and Other Comprehensive Income
For the Three months and Nine Months Ended September 30, 2007 and 2006
(Amounts expressed in U.S. Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$234,639	$-	$234,639	$-

Cost of goods sold	181,563	-	181,563	-

Gross profit	53,076	-	53,076	-

Selling expenses	17,229	-	19,009	-

General and administrative expenses	197,371	130,756	330,282	302,073

Income (loss) from discontinued operations
(Note 12)	(7,601)	317,542	137,339	1,291,727

	(169,125)	186,786	(158,876)	989,654

Other income (expenses)
Interest income	3,449	12,025	13,372	24,341
Sundry income (expenses)	6,471	(30,011)	(131)	-

Total other income (expenses)	9,920	(17,986)	13,241	24,341

(Loss) income before provision for income
taxes and minority interest	(159,205)	168,800	(145,635)	1,013,995

Provision for income taxes	-	20,919	-	125,223

SINO CLEAN ENERGY INC.
(FORMERLY CHINA WEST COAL ENERGY, INC.)
AND SUBSIDIARIES
Consolidated Statements of Income (Operations) and Other Comprehensive Income
For the Three months and Nine Months Ended September 30, 2007 and 2006
(Amounts expressed in U.S. Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net (loss) income before minority interest	(159,205)	147,881	(145,635)	888,772

Less Minority interest	(11,099)	(12,897)	(21,190)	(12,897)

Net (loss) income	(148,106)	160,778	(124,445)	901,669

Other comprehensive income
Foreign currency translation adjustment	116,066	86,108	385,813	161,601

Comprehensive (loss) income	$(32,040)	$246,886	$261,368	$1,063,270

Weight average number of shares
- Basic and diluted	84,681,750	84,681,750	84,681,750	84,681,750

Earnings per share
- Basic and diluted	$(0.002)	$0.002	$0.001	$0.011

SINO CLEAN ENERGY INC.
(FORMERLY CHINA WEST COAL ENERGY, INC.)
AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity For the Nine Months Ended September 30, 2007 and 2006
(Amounts expressed in U.S. Dollars)

	Number of shares	Common stock	Additional paid-in capital	Statutory capital reserves	Statutory welfare reserves	Retained earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2006 (Audited)	39,000,000	$4,712,137	$84,759	$106,247	$53,124	$447,982	$125,594	$5,529,843

Net income	-	-	-	-	-	901,669	-	901,669
Capital injection (at par $0.1208)	31,000,000	3,868,223	-	-	-	-	-	3,868,223
Foreign currency translation gain	-	-	-	-	-	-	161,601	161,601

Balance, September 30, 2006 (Unaudited)	70,000,000	8,580,360	84,759	106,247	53,124	1,349,651	287,195	10,461,336

Capital injection of subsidiaries	-	-	572,737	-	-	-	-	572,737
Exchange to share prior recapitalization	(70,000,000)	(8,580,360)	8,580,360	-	-	-	-	-
Capital acquired on capitalization (at par $0.001)	2,712,000	2,712	(2,712)	-	-	-	-	-
Cancellation of share (at par $0.001)	(1,154,350)	(1,154)	1,154	-	-	-	-	-
Recapitalization (at par $0.001)	26,669,600	26,669	(26,669)	-	-	-	-	-
Net loss	-	-	-	-	-	(1,491,169)	-	(1,491,169)
Transfer to reserve	-	-	-	125,959	62,979	(188,938)	-	-
Three for 1 forward stock split	56,454,500	56,455	(56,455)	-	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	145,117	145,117

Balance, December 31, 2006 (Audited)	84,681,750	84,682	9,153,174	232,206	116,103	(330,456)	432,312	9,688,021

Net (loss)	-	-	-	-	-	(124,445)	-	(124,445)
Foreign currency translation gain	-	-	-	-	-	-	385,813	385,813

Balance, September 30, 2007 (Unaudited)	84,681,750	$84,682	$9,153,174	$232,206	$116,103	$(454,901)	$818,125	$9,949,389

SINO CLEAN ENERGY INC.
(FORMERLY CHINA WEST COAL ENERGY, INC.)
AND SUBSIDIARIES
Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2007 and 2006
(Amounts expressed in U.S. Dollars)

	Nine months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(124,445)	$901,669
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Minority Interest	(21,190)	(12,897)
Net income from discontinued operations	(137,339)	(1,291,727)
Depreciation and amortization	40,607	-
(Increase) decrease in assets:
Accounts receivable	(248,645)	-
Inventories	(28,160)	(1,257)
Other receivables	207,656	(22,964)
Deposit and prepayment	(2,633,573)	(321,468)
Increase (decrease) in liabilities:
Accounts payable	148,429	-
Advance from customers	602,864	-
Accrued expenses and other payable	105,435	(28,594)
Tax payables	37,730	-
Net cash provided by discontinued operations	69,729	1,961,373
Net cash (used in) provided by operating activities	(1,980,902)	1,184,135

Cash flows from investing activities:
Amount due from a director	133,255	8,875
Purchase of property, plant and equipment	(1,187,120)	(23,143)
Proceeds from sales of investments	-	344,039
Net cash (used in) provided by investing activities	(1,053,865)	329,771

Cash flows from financing activities:
Amount due to a director	74,515	-
Proceeds from injection additional paid in
capital from subsidiary	-	3,863,220
Net cash provided by financing activities	74,515	3,863,220

Effect of foreign currency translation	120,880	77,699

Net (decrease) increase in cash and cash equivalents	(2,839,372)	5,454,825

Cash and cash equivalents, beginning of period	4,450,557	691,268

Cash and cash equivalents, end of period	$1,611,185	$6,146,093

SINO CLEAN ENERGY INC. (FORMERLY CHINA WEST COAL ENERGY, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

1. CORPORATION REORGANZATION AND BUSINESS ACTIVITIES

Sino Clean Energy Inc. (the “Company”) was originally incorporated in Texas as “Discount Mortgage Services, Inc.” on July 11, 2000. In November 2001, the Company changed its name to Endo Networks, Inc. and was redomiciled to the State of Nevada in December 2002. On January 4, 2007, the Company changed its name to “China West Coal Energy Inc.” Subsequently on August 15, 2007, the Company changed its name to “Sino Clean Energy Inc.”

The Company is engaged in the research, development, production and sale of “coal water mixture,” a fuel to substitute for coal, oil or gas.

The principal subsidiaries/variable interest entities of the Company as of September 30, 2007 include the following:

Name of subsidiaries / variable interest entities	Date of incorporation	Place of incorporation	Percentage of effective ownership

Hangson Limited	June 2, 2006	The British Virgin Islands	100

Shaanxi Suo'ang Biological Science Technology Co., Ltd.	August 26, 2002	The People's Republic of China	100

Shaanxi Suo'ang New Energy Enterprise Company Limited	June 12, 2006	The People's Republic of China	80

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation and consolidation

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

By the end of 2006, Shaanxi Suo'ang's main operation was discontinued and the assets were classified as assets held for sale and discontinued operation.

b.	Use of estimates

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

c.	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits.

d.	Accounts receivable - Trade

Accounts receivables are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts.

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers' balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year. As of September 30, 2007 and 2006, accounts receivable were net of allowances of $Nil and $3,272 respectively

e.	Inventories

Inventories are stated at the lower of cost, as determined on a weighted average basis, or net realizable value. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition.

f.	Property, plant and equipment

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

Depreciation or amortization for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Leasehold properties	the shorter of the useful life or the lease term
Leasehold improvements	the shorter of the useful life or the lease term
Plant and machinery	10 years
Office equipment	5 years
Motor vehicles	3 years

g.	Construction in progress

Construction in progress includes direct costs of factory buildings. Construction in progress is not depreciated until such time as the assets are completed and put into operational use.

h.	Prepaid land use rights

Prepaid land use right is amortized over the term of 50 years.

i.	Impairment

The Company accounts for impairment of long-lived assets including property, plant and equipment, and amortizable intangible assets in accordance with SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires an impairment loss to be recognized when the carrying amount of a long-lived asset or asset group exceeds its fair value and is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition). The impairment loss is measured as the excess of the carrying amount over the assets’ (or asset group's) fair value.

j.	Comprehensive income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had accumulated other comprehensive income of $818,125 and $287,195 for the periods ended September 30, 2007 and 2006, respectively. The other comprehensive income arose from the changes in foreign currency exchange rate.

k.	Fair value of financial instruments

The Company believes that the carrying values of its cash and cash equivalents, other receivables and other payables as of September 30, 2007 approximate to their respective fair values due to the short-term nature of those instruments.

l.	Revenue recognition

Revenues of the Company include sales of coal water mixture of the continuing operations and COPO resin product sales which have been classified as discontinued operations. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Revenues are presented net of value added tax (VAT). No return allowance is made as products are normally not returnable upon acceptance by the customers.

m.	Advertising expenses

Advertising expenses are expensed to operations in the period incurred.

n.	Earnings per share

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

o.	Income taxes

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

p.	Foreign currency translation

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

q.	Related parties

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

r.	Recently issued accounting pronouncements

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

3. CONCENTRATION OF CREDIT RISK

a.
Financial instruments that potentially expose the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivable arising from discontinued business. The Company performs ongoing evaluations of their cash position and credit evaluations to ensure collections and minimize losses.

b.
As of September 30, 2007 and December 31, 2006, the Company's bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

c.	For the periods ended September 30, 2007 and 2006, all of the Company's sales arose in the PRC. All accounts receivable as of September 30, 2007 and December 31, 2006 also arose in the PRC.

d.	Details of the customers accounting for 10% or more of total sales for the periods ended September 30, 2007 and 2006 are as follows:

	Periods ended September 30,
	2007	2006

Company A	$-	$125,857
Company B	-	111,002
Company C	-	95,578
Company D	-	86,215
Company E	-	83,791
Company F	-	70,173
Company G	196,384	-
Company H	52,990	-

The accounts receivable from the largest customer represents 100% of balance of the account of September 30, 2007. The accounts receivable from the three customers with the largest receivable balance represents 47% of the balance of the account at September 30, 2006. Since these accounts receivable as of September 30, 2006 originated from the COPO resin business, which was discontinued in 2007, part of these amounts have been reclassified to discontinued operations.

4. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

5. INVENTORIES

Inventories consist of the following,

	September 30, 2007	December 31, 2006

Raw materials	$28,295	$-
Low value consumables	1,767	-

	$30,062	$-

6. DEPOSITS AND PREPAYMENT

Deposits and prepayment consist of the following,

	September 30, 2007	December 31, 2006

Advance to suppliers	$2,662,832	$-
Prepayment for construction in progress	668,604	1,827,932
Rental deposit	-	1,902
Prepayment for operating expense	28,599	-
Other	-	935

	$3,360,035	$1,830,769

7. INTEREST BEARING LOAN TO A RELATED PARTY

An interest-bearing loan has been lent to a related company, Shaanxi Hanzhong New Century Real Estate Company Limited which was controlled by a shareholder. The loan was lent with a term of five years from November 5, 2002 to November 5, 2007 and bears interest at 7.2% per annum. A majority shareholder of the Shaanxi Suo'ang, Shaanxi Hanzhong Blue Tide Costumes Group Corporation Limited, guaranteed the repayment of this loan with all of its assets and issued a commitment letter to Shaanxi Suo'ang. According to a supplement agreement signed between both parties and witnessed by a PRC lawyer, the loan is repayable in one lump sum in 2007.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following,

	September 30, 2007	December 31, 2006

Construction in progress	$115,813	$579,610
Office equipment	63,571	57,771
Motor vehicles	124,331	119,624
Buildings	731,912	-
Plant and machinery	1,565,866	-
	2,601,493	757,005

Less: Accumulated depreciation	(169,037)	(133,071)

	$2,432,456	$623,934

Construction in progress included above was the construction of buildings, production lines and machinery for the “Coal-water mixture” business. The construction work commenced in June 2006 and the first phase was completed in June 2007. The plant became operational in August 2007.

The depreciation expenses on property, plant and equipment for the nine months ended September 30, 2007 and 2006 were $35,966 and $30,554, respectively.

9. INTANGIBLE ASSETS

Intangible assets consist of the following as of,

	September 30, 2007	December 31, 2006

Prepaid land use right	2,161,958	1,547,192
Accounting software	1,904	1,832

	2,163,862	1,549,024
Less: Accumulated amortization	(20,327)	(15,675)

	$2,143,535	$1,533,349

The Company had obtained a land use right for 50 years on a piece of land located at Yao Zhou Ou, PRC. The Company is in the process of obtaining the land use right certificate. Management expects that there should be no legal barriers for the Company to obtain the land use right certificate.

Accordingly, no provision has been made on possible losses in case the Company fails to obtain the land use right certificate.  The amortization expense on intangible assets for the periods ended September 30, 2007 and the year ended December 31, 2006 were $4,652 and $24,253, respectively. For each of the next five years, annual amortization expense on the land use rights and accounting software will be $32,400 and $366, respectively.

10.  ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of,

	September 30, 2007	December 31, 2006

Accrued operating expenses	$242,680	$250,769
Accrued staff welfare	63,318	52,993
Advanced from third parties	182,404	68,363

	$488,402	$372,125

11.  STATUTORY RESERVES

As stipulated by the PRC's Company Law, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

a.	Making up cumulative prior years' losses, if any;

b.
Allocations to the “Statutory capital reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital. This is restricted to set off against losses, expansion of production and operation or increase in registered capital; and

c.
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's “Statutory common welfare fund”. This is restricted to capital expenditure for the collective benefits of the Company's employees; and

d.	Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

Statutory reserves consist of the following as of,

	September 30, 2007	December 31, 2006

Statutory capital reserve	$232,206	$232,206
Statutory common welfare fund	116,103	116,103

	$348,309	$348,309

12. DISCONTINUED OPERATIONS

a.	Assets of discontinued operation consist of the followings as of,

	September 30, 2007	December 31, 2006
ASSETS
Current Assets
Accounts receivable, amounted to $Nil and $754,407 net of allowances for doubtful accounts of $Nil and $3,772, as of September 30, 2007 and December 31, 2006, respectively	$-	$750,635
Patent and machineries transfer receivable	137,802	256,200
Other receivable	-	39,071
Assets held for sale (Note 13)	2,397,388	2,439,556

	$2,535,190	$3,485,462

Patent and machineries transfer receivable represents the amount receivable for the disposal of patent and machineries.

	September 30, 2007	December 31, 2006
LIABILITIES
Current Liabilities
Accounts payable	$-	$864,787
Deposits on property held for resale	1,464,558	1,409,100
Taxes payable	52	92,744

	$1,464,610	$2,366,631

b.	Results of discontinued operations consist of the following for the nine months ended,

	September 30, 2007	September 30, 2006

Revenue	$5,012	$4,999,443
Cost of goods sold	4,757	3,766,007

Gross profit	255	1,233,436
Operating expenses
Selling expenses	1,791	197,008

(Loss) income from discontinued operations	(1,536)	1,036,428
Other income
Rental income, net of outgoings	138,875	255,299

Income from discontinued operations before income taxes	137,339	1,291,727
Provision for income taxes	-	-

Net income from discontinued operations	$137,339	$1,291,727

c.	Cash flows from discontinued operations consist of the following for the nine months ended:

	September 30, 2007	September 30, 2006
Cash flows from discontinued operations
Net income	$137,339	$1,291,727
Adjustments to reconcile net income to net cash provided by (used in) discontinued operations:
Depreciation and amortization	86,605	206,924
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, trade	769,705	(27,149)
Other receivables, deposits and prepayments	39,071	(400,771)
Inventories	13,905	14,655
Increase (decrease) in:
Accounts payable	(882,323)	374,614
Accrued expenses and other payable	-	(20,405)
Deposit held for sale	-	500,420
Taxes payable	(94,573)	21,358

Net cash provided by discontinued operations	$69,729	$1,961,373

13.  ASSETS HELD FOR SALE

Assets held for sale consist of the following as of,

	September 30, 2007	December 31, 2006

Leasehold property and leasehold improvements (Note a)	$2,397,388	$2,334,934
Machinery (Note b)	-	89,670
Inventory (Note c)	-	14,952

	$2,397,388	$2,439,556

a.	Leasehold property and leasehold improvements

Leasehold property and leasehold improvements consist of the following as of,

	September 30, 2007	December 31, 2006

Cost	$2,693,144	$2,544,085
Accumulated depreciation	(295,756)	(209,151)

	$2,397,388	$2,334,934

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

On March 25, 2007, the Company and the buyer entered into a supplementary agreement whereby the Company agreed to transfer the title of the properties to the buyer when the buyer pays the remaining balance of approximately $1,040,900 on or before May 31, 2007. On June 21, 2007, the Company and the buyer entered into an extension agreement whereby the Company extended the date for payment of the remaining balance and transfer of the title of properties to the buyer to on or before October 31, 2007. Management is in the process of further extending the date of transfer of the title of the properties.

The depreciation expense on property and leasehold improvement for the periods ended September 30, 2007 and 2006 were $86,605 and $89,670, respectively.

b.	Machinery

Machinery consist of the following as of,

	September 30, 2007	December 31, 2006

Cost	$-	$324,086
Impairment	-	(170,166)
Accumulated depreciation	-	(64,250)

	$-	$89,670

In 2007, the Company and the buyer entered into an agreement whereby the Company agreed to sell the machinery to a related company, HanZhongWeiDa Commercial Company Limited which controlled by LePing Yao, a shareholder of Shaanxi Suoang at a consideration of $89,670.

The depreciation expense on machinery for the periods ended September 30, 2006 was $30,554.

c.	Inventories

Inventories consist of the following as of,
	September 30, 2007	December 31, 2006

Raw materials	$-	$7,608
Finished goods	-	5,244
Packing materials	-	229
Consumables	-	1,871

	$-	$14,952

In 2007, the Company sold all inventories to unrelated third parties.

14. INCOME TAXES

Companies in the PRC are generally subject to PRC Enterprise Income Taxes at a statutory rate of 33% (30% of national income tax plus 3% local income tax) on the net income. However, Shaanxi Suoang has been approved as a “high and new technology enterprise” and under PRC Income Tax Laws, it is entitled to a preferential tax rate of 15% upon expiry of a two year's tax holiday for 2004 and 2005, within which no income taxes were being charged. Shaanxi Suoang is subject to the income tax from 2006. For the year ended December 31, 2006, income tax expenses were $214,482, and such expenses were all related to the discontinued operations. Another PRC subsidiary, Suo'ang New Energy incurred loss and had no income tax liability during the period.

The Company and Hangson are not subject to any income taxes as the companies had no income for the periods ended September 30, 2007 and 2006.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

	September 30, 2007	September 30, 2006

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
China preferential income tax rate	15%	15%

Effective tax rate	15%	15%

No significant deferred tax liabilities or assets existed as of either September 30, 2007 or December 31, 2006.

15. EARNINGS PER SHARE

Basic earnings per share (EPS) for the periods ended September 30, 2007 and 2006 were determined by dividing net income for the years by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was adjusted to account for the effects of the share exchange transaction as a three-for-one forward stock split effective on August 16, 2007.

The Company has retroactively adjusted the weighted average number of common shares outstanding by deeming that the three for one (3:1) forward stock split during the year had occurred as of the beginning of the earliest period presented.

The reconciliations of the denominators of the basic and diluted EPS computations are as follows:

	September 30,	September 30,
	2007	2006

Denominator for Basic EPS	84,681,750	84,681,750
Weighted average effect on denominator for Basic EPS	84,681,750	84,681,750

16. RELATED PARTY TRANSACTIONS

a.	Related party receivables and payables

Amounts receivable from a related party and directors are summary as follows as of:

	September 30, 2007	December 31, 2006
Loan to a related party
Shaanxi Hanzhong New Century Real Estate Company Limited (see Note 7)
Principal	$399,425	$384,300
Interest receivable	28,758	27,670

	$428,183	$411,970

Amounts due from directors
Mr. Baowen Ren, also a shareholder of the Company	$-	$144,698
Mr. Peng Zhou, also a shareholder of the Company	-	61,488

	$-	$206,186

Amount due to a director
Mr. Peng Zhou, also a shareholder of the Company and Suoang New Energy	$18,872	$20,702

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

Amount due to Mr. Peng Zhou represents cash advance by Mr. Peng Zhou to Suo'ang New Energy.  This balance is interest free and unsecured and has no fixed repayment dates.

b.	Guarantee given by a shareholder

A majority shareholder of Shaanxi Suoang, Shaanxi Hanzhong Blue Tide Costumes Group Corporation Limited, has guaranteed the repayment of the long-term interest bearing loan advanced to a related company, Shaanxi Hanzhong New Century Real Estate Company Limited, controlled by Mr. Yang Feng as more fully described in Note 7 and above.

c.	Transfer of property

On June 13, 2006, the Company signed a property transfer agreement with a related company, HanZhong SiXiong KeChuang Commercial Company Ltd., which is controlled by the shareholder of the Company, Mr. Yanjun Zhao, to dispose the leasehold properties together with the leasehold improvement.

17. COMMITMENTS AND CONTINGENCIES

a.	Capital expenditure commitments

During the fiscal year 2006, the Company entered into various contracts for the construction of a new plant for its coal water mixture business. Furthermore, the Company also entered into several contracts to purchase machinery.

The Company's commitments for capital expenditure as of September 30, 2007 are as follows:

Contracted but not accrued for:
Purchase of machineries	$266,802

b.	Operating lease commitments

As of September 30, 2007, the Company's total future minimum lease payments under non-cancelable operating leases to be paid in each of the five succeeding years are as follows:

Periods ending December 31,
2008	$5,042
2009	5,042
2010	420
2011 and thereafter	-
Total Operating Lease Commitments	$10,504

c.	Real estate title certificate of the leased property

According to relevant PRC laws and regulations, a land use right certificate, along with government approvals on land planning, project planning, and construction need to be obtained before construction of building commented. The real estate title certificate of the leased property can only be applied after the land use right certificate is available and the other approvals are obtained.

For the properties and leasehold improvements held for resale on the discontinued operations (see note 13), the Company has not yet obtained the real estate title certificate. The land use certificate has been obtained together with other required approval by the developer who is in the course of applying for the transfer of title of the leased property.

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

d.	Social insurance of Employees

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

In this Form 10-QSB, references to “we”, “our”, “us”, “Company”, “SCE” or the “Registrant” refer to Sino Clean Energy Inc., a Nevada corporation, and its subsidiaries.

Overview

Sino Clean Energy Inc. (“SCE” or the “Company”) is engaged in the research, development, production and sale of its “coal water mixture” product, a fuel substitute for oil, gas or coal. The Company was originally incorporated in Texas as “Discount Mortgage Services, Inc.” on July 11, 2000 and in September 2001, the Company purchased Endo Networks, Inc., a corporation incorporated in Ontario, Canada on January 11, 2001 (“Endo Canada”). In November 2001, the Company changed its name to Endo Networks, Inc. and was redomiciled to the State of Nevada in December 2002. Prior to the Share Exchange transaction described below, the Company conducted through, and all of the Company’s assets were contained within, Endo Canada, in which conceptual and software development was ongoing for approximately two years by the Company founders, through ongoing contract relationships with software development companies.

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

Additionally, on August 18, 2006, Hangson entered various agreements Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”). Through these contractual arrangements, we have the ability to substantially influence Shaanxi Suoang’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which obligate Hangson to absorb a majority of the risk of loss from Shaanxi Suoang activities, it enables Hangson to control Shaanxi Suoang, and enables Hangson to receive a majority of Shaanxi Suoang’s expected residual returns. Hangson is considered to be the primary beneficiary of Shaanxi Suoang. Accordingly, we consolidate Shaanxi Suoang’s results, assets and liabilities in our financial statements. For a description of these contractual arrangements, see the section titled “Contractual Arrangements with Shaanxi Suoang and its Shareholders” in the Company’s Annual Report on Form 10-KSB filed with the SEC on May 3, 2007. The Company’s consolidated assets do not include any collateral for Shaanxi Suoang’s obligations. The creditors of Shaanxi Suoang do not have recourse to the general credit of the Company.

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

Effective on August 15, 2007, the Company merged with its wholly-owned subsidiary, Sino Clean Energy Inc., pursuant to Articles of Merger that the Company filed with the Nevada Secretary of State. The merger was in the form of a parent/subsidiary merger, with the Company as the surviving corporation. In accordance with Section 92A.180 of the Nevada Revised Statutes, shareholder approval of the merger was not required. Upon completion of the merger, the Company’s name has been changed to “Sino Clean Energy Inc.” and the Company’s Articles of Incorporation have been amended to reflect this name change. We changed our name to better reflect the direction and business of the Company.

The Board of Directors of the Company also authorized and approved a 3-for-1 forward stock split (“Stock Split”) of its issued and outstanding shares of common stock, par value $0.001 per share (“Common Stock”) by way of share dividend, effective on August 15, 2007. To effect the Stock Split, the Company authorized the issuance of two shares of common stock for each one outstanding share of common stock held by the shareholders of record (“Split Shares”) on August 15, 2007 (the “Record Date”).

Immediately prior to the Stock Split, the Company had 28,227,250 shares of common stock issued and outstanding. After giving effect to the Stock Split, the Company has approximately 84,681,750 shares of common stock issued and outstanding. The Company's common stock was quoted for trading on a post-split basis on the National Association of Securities Dealers Over-the-Counter Bulletin Board under the new trading symbol “SCLX” as of the open of the market on August 21, 2007.

Critical Accounting Policies and Estimates

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

RESULTS OF OPERATIONS

Three month period ended September 30, 2007 as compared to three month period ended September 30, 2006

REVENUE. During the three month period ended September 30, 2007, we had revenues from sale of coal water mixture of $234,639 as compared to revenues of $nil during the three month period ended September 30, 2006. Net loss from discontinued operations was $7,601 for the three months ended September 30, 2007 as compared to net profit from discontinued operations $317,542 for the three months ended September 30, 2006. In general, this decrease is mainly attributable to the cessation of COPO resin production in 2007 and the termination of rental income in the third quarter of 2007.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $197,371 for the three month period ended September 30, 2007 as compared to $130,756 for the three month period ended September 30, 2006. This increase is primarily attributable to increases in professional fees and business travel expenses.

NET (LOSS) INCOME. We had a net loss of $148,106 for the three month period ended September 30, 2007 as compared to a net income $160,778 for the three month period ended September 30, 2006. The decrease in net income is primarily attributable to the cessation of COPO operation in 2007.

Nine month period ended September 30, 2007 as compared to nine month period ended September 30, 2006

REVENUE. During the nine month period ended September 30, 2007, we had revenues from sales of coal water mixture of $234,639 as compared to revenues of $nil during the nine month period ended September 30, 2006. Net income from discontinued COPO operations was $137,339 for the nine months ended September 30, 2007 as compared to $1,291,727 for the nine months ended September 30, 2006. In general, this decrease is mainly attributable to the cessation of COPO production in 2007.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $330,282 for the nine month period ended September 30, 2007 as compared to $302,073 for the nine month period ended September 30, 2006. This increase is primarily attributable to increases in professional fees and business travel expenses.

NET INCOME. We had a net loss of $124,445 for the nine month period ended September 30, 2007 as compared to a net income $901,669 for the nine month period ended September 30, 2006. The decrease in net income is primarily attributable to the cessation of COPO operations.

PLAN OF OPERATIONS

As discussed more fully above, we ceased operations of our COPO resin product business, and the Company is now currently engaged in research, development, marketing and sales of its coal water mixture fuel (hereinafter “CWM Fuel”). CWM Fuel is a fuel substitute that can be used instead of oil, coal and gas, in industrial boilers, power plant boilers and industrial kilns that are used for central heating of government buildings, schools, armed forces’ barracks, and residential communities, and also in industrial production facilities. We entered into sales contracts for the sale of our CWM Fuel starting in early 2007. Further, the Company has a coal water mixture production plant in the city of Tongchuan with an annual production capacity of 300,000 tons of its CWM Fuel. Construction of the first phase of this plant was completed in June 2007. Plant operations and the production and delivery of our CWM Fuel product commenced in August 2007.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow used in operating activities was $1,908,902 for the nine months ended September 30, 2007 and net cash flow provided by operating activities was $1,184,135 for the nine months ended September 30, 2006. Our net cash flow used by operating activities for the nine months ended September 30, 2007 was mainly due to the payment of a purchase deposit to a supplier for the coal water mixture.

Net cash flow used in investing activities was $1,053,865 and net cash flow provided by investing activities was $329,771 for the nine months ended September 30, 2007 and 2006, respectively. Uses of cash flow for investing activities were mainly related to the purchase of a plant and machinery for our coal water mixture production line.

Net cash flow used in financing activities was $74,515 in relation to an advance from a director for the nine months ended September 30, 2007. The net cash flow provided by financing activities of $3,863,220 for the nine months ended September 30, 2006 was mainly due to capital injection from a subsidiary.

We believe that we have adequate capital resources to continue our operations in the near future. We believe that our current cash balance and the revenues that will be generated will cover anticipated operating expenses for a period of at least one year without supplementing our cash reserves. We may, however, raise additional capital to further develop our products.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Exchange Rates

Shaanxi Suoang maintains its books and records in Renminbi (“RMB”), the lawful currency of the PRC. In general, for consolidation purposes, the Company translates Shaanxi Suoang’s assets and liabilities into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of Shaanxi Suoang’s financial statements are recorded as accumulated other comprehensive income.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	September 30, 2007	December 31, 2006	September 30, 2006

Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD0.1331:RMB1	USD0.1281:RMB1	USD0.1262:RMB1

Amounts included in the statement of operations, statement of changes in stockholders' equity and statement of cash flows for the period/ year ended	USD0.1307:RMB1	USD0.1260:RMB1	USD0.1251:RMB1

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

Our independent auditor noted in its report concerning our financial statements as of December 31, 2006 that the Company ceased its COPO resin operation, which was the main resource of the Company’s working capital, disposed of leasehold property, which generated rental income, and started a new Coal Water Mixture (“CWM”) fuel business subsequent to the balance sheet date. The independent auditor further noted that production facilities of the Company’s CWM Fuel are under construction and operations have just recently commenced. The independent auditor stated that these conditions raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will achieve operating profits in the future.

We must obtain additional financing to execute our business plan.

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

Our revenues from the sale of the CWM Fuel will be derived from sales to three major customers, Xian Li Jun Pharmaceutical Factory, Tongchuan New District Jinjiante Paper Products Company Limited, and Shaanxi Sanxin Group Spinning and Weaving Company Limited. Given the large percentage of our revenues to be derived from our sales to these three major customers, approximately 43.12%, any adverse developments to Xian Li Jun Pharmaceutical Factory, Tongchuan New District Jinjiante Paper Products Company Limited, and Shaanxi Sanxin Group Spinning and Weaving Company Limited’s business operations could have an adverse impact on our results of operations.

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

Our business operations are located in the PRC and thus we are subject to a number of risks relating to the PRC. The central and local PRC governments continue to support the development and operation of coal industry in the PRC. If the PRC Government changes its current policies that are currently beneficial to us, we may face significant constraints on our flexibility and ability to expand our business operations or to maximize our profitability.

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

The profitability of our products depends on our ability to operate without infringing the proprietary rights of others and to protect proprietary rights.

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

We may encounter difficulties in manufacturing our products.

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

We may not be able to obtain the regulatory approvals or clearances that are necessary to commercialize our products.

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

Competitors may develop and market products that are less expensive, more effective or safer, making our products obsolete or uncompetitive.

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

Our products may not gain market acceptance.

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

Our success depends on attracting and retaining qualified personnel.

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

The PRC government regulates the coal and bio-technology industries including foreign ownership of, and the licensing and permit requirements pertaining to, companies in this industry. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to PRC government regulation of our industry include the following:

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

Under PRC laws and regulations, an enterprise may enjoy preferential tax benefits if it is registered in a high-tech zone and also qualifies as “new or high-technology enterprise.” As an enterprise as well as a certified “new or high-technology enterprise” located in a high-tech zone in Xian, Shaanxi Suoang is entitled to a two-year exemption from enterprise income tax beginning from its first year of operation, followed by a 15% tax rate so long as it continues to qualify as a “new or high-technology enterprise.” Shaanxi Suoang is currently subject to a 15% enterprise income tax rate for so long as its status as a “new or high-technology enterprise” remains unchanged. If the PRC law were to phase out preferential tax benefits currently granted to “new or high-technology enterprises” and technology consulting services, we would be subject to the standard statutory tax rate, which currently is 33%, and we would be unable to obtain business tax refunds for our provision of technology consulting services. Loss of these preferential tax treatments could have a material and adverse effect on our financial condition and results of operations.

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

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

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

Our common shares are thinly traded and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

The Company cannot predict the extent to which an active public market for its common stock will develop or be sustained. However, the Company does not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges.

Our common shares have historically been sporadically or "thinly-traded" on the “Over-the-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

Our principal shareholders and their affiliated entities will own approximately 85%of our outstanding ordinary shares, representing approximately 85% of our voting power. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all shareholders of the company.

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

We may need additional capital and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by SEC has required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

None.

Item 5. Other Information.

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit Number	Description

2.1	Share Exchange Agreement between Endo Networks, Inc., Endo Majority Shareholders, Hangson Ltd. and the Hangson Shareholders dated October 18, 2006 (1)

3.1	Articles of Incorporation of Endo Networks, Inc., a Nevada corporation, as amended. (3)

3.2	Bylaws of Endo Networks, Inc. (3)

3.3	Text of Amendment to our Bylaws (4)
3.4	Articles of Merger filed with the Secretary of State of Nevada with an effective date of August 15, 2007 (6)

10.1	Asset and Share Purchase Agreement between Registrant and Peter B. Day (for Endo Canada) (2)

10.2	Contract for Technology Transfer between Shaanxi Suo’ang Biological Science & Technology Co., Ltd. and HanZhongWeiDa Commercial Company Limited dated December 25, 2006 (5)

10.3	Contract for Technology Transfer between Shaanxi Suo’ang Biological Science & Technology Co., Ltd. and HanZhongWeiDa Commercial Company Limited dated January 10, 2007 (5)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

99.1	Consulting Services Agreement by and between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. dated August 18, 2006 (3)

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

(5) (6)
Filed as Exhibits to the Registrant’s Annual Report on Form 10-KSB filed with the SEC on May 3, 2007 and incorporated herein by reference.

Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2007 and incorporated herein by reference.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO CLEAN ENERGY INC. (Registrant)

Date: November 14, 2007	By:	/s/ Baowen Ren
Baowen Ren Chief Executive Officer