Form 10KSB/A
period 2006-12-31
Sino Clean Energy Inc
filed 2008-04-15
CIK 1120096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

Transitional Business Disclosure Format (Check One). Yes ☐ No ☒

TO ANNUAL REPORT ON FORM 10-KSB
FOR YEAR ENDED DECEMBER 31, 2006

Page

Introductory Notes - Forward Looking Statements and Certain Terminology	A-2
Explanatory Note	A-3

Signatures	40

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

In this document, the words "we," "our," "ours," "us," and “Company” refer to Sino Clean Energy Inc. (formerly China West Coal Energy Inc.) and our subsidiaries.

EXPLANATORY NOTE

This Amendment No. 1 to Sino Clean Energy Inc.’s (formerly China West Coal Energy Inc.) Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 ("Form 10-KSB/A") is being filed in connection with the Company’s restatement of its consolidated financial statements for fiscal 2006 (“2006 Financial Statements”) that were previously attached to its original Annual Report on Form 10-KSB filed on May 3, 2007.  This amendment is filed to: (1) add disclosure in Item 7 and Note 1 to the financial statements regarding the corporation reorganization and business activities, including that the Company changing its company name to “Sino Clean Energy Inc.”; (2) delete disclosure in Item 7 and Note 3 to the financial statements regarding going concern and management plans; (3) add disclosure in Item 7 and Note 3 to the financial statements regarding restatement of the Company’s 2006 Financial Statements, including the nature and impact of the restatement on the financial statements including adjustments to the Company’s consolidated balance sheet and consolidated income statement ; (4) delete disclosure in Item 7, Note 4(a) and original Note 8 to the financial statements regarding the description of reclassification of assets held for resales and discontinued operation and the establishment and disposal of Shaanxi Suoke New Energy Industry Company Limited in 2005; (5) delete the wording “from the discontinued operations” of Note 4(d) to the financial statements in Item 7; (6) revise the description of “Leasehold properties” to “Building” of Note 4(f) to the financial statements in Item 7; (7) revise the description of “intangible assets” to “prepaid land use right” of Note 4(g) to the financial statements in Item 7; (8) delete disclosure in Item 7 and original Note 4(n) to the financial statements regarding the accounting policy of stock based compensation; (9) revise the description of the accounting policy of foreign currency translation of Note 4(q) to the financial statements in Item 7; (10) add disclosure to in items 7 and Note 4(s) to the financial statements regarding the recently issued accounting pronouncement “FASB Statement No. 161; (11) delete disclosure in Item 7 and original Note 8 to the financial statements regarding the note of Investment;  (12) restate the property, plant and equipment of Note 9 to the financial statements in Item 7 regarding reclassification of buildings from assets held for sales of discontinued operations; (13) insert disclosure in Item 7 and Note 10 to the financial statements regarding prepaid land use right;  (14) revise disclosure in Item 7 and Note 11 to the financial statements regarding the exclusion of land use right from intangible assets and deleting the description of land use right and patent; (15) revise disclosure in Item 7 and Note 14 to the financial statements regarding: (i) deleting the assets and liabilities of discontinued operation of Note 14(a); (ii) excluding rental income from the result of discontinued operation of Note 14(b); and (iii) deleting cash flows of discontinued operations in Note 14(c); (16) deleting disclosure in Item 7 and original Note 15 to the financial statements regarding the assets held for sale; (17) add disclosure in Item 7 and Note 15 to the financial statements regarding the component of income tax expenses and reconciliation of effective tax rate; (18) revise disclosure in Item 7 and Note 16 to the financial statements by adjusting retroactively adjusted the weighted average number of common share outstanding by deeming the three for one forward stock split in 2007 occurred as of the beginning of the earliest period presented; (19) delete the company name of related party in Note 17 to the financial statements in Item 7; (20) revise disclosure in Item 7 and Note 17 to the financial statements and Item 12 under the paragraph “Related Party Transaction” to reflect that Mr. Peng Zhou is a minority shareholder of the Company’s subsidiary; (21) revise disclosure in Item 7 and Note 18(c) regarding the current status of building; (21) delete disclosure in Item 7 and original Notes 19 and 20 regarding subsequent event and reclassification, respectively; (23) add disclosure to Item 1 regarding the Company’s August 2007 name change to Sino Clean Energy Inc.; (24) add disclosure under Item 6 titled “Restatement of 2006 Financial Statements” describing and explaining the restatement of the 2006 Financial Statements and delete the discussion under Item 7 regarding “Going Concern”; (25) revise the disclosure in Item 6 to adjust the total general and administrative expenses and the total revenues (from discontinued operations) for fiscal year 2005 under the section “Results of Operation”; (26) revise the disclosures in Item 6 under the paragraph titled “Liquidity and Capital Resources” to reflect the restated reduced amounts for cash from operating activities, cash expenditure in investing activities, cash generated from financing activities, total current assets and net working capital as of December 31, 2006; (27) add disclosure in Item 14 regarding the fees billed by the Company’s current auditor in connection with its audit of the Company’s restated financial statements for the fiscal year ended December 31, 2006; and (28) revise disclosure in Item 2 to clarify that the Company owns the land use right for the property located at Yau Zhou Ou in Tongchuan City until December 8, 2057.

Except as required to reflect the changes noted above, this Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally, this Form 10-KSB/A does not purport to provide a general update or discussion of any other developments of the Registrant subsequent to the original filing.  The filing of this Form 10-KSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History Of Endo Networks, Inc.

China West Coal Energy Inc. (“CWCE” or the “Company”), which as of August 2007 has subsequently changed its name to Sino Clean Energy Inc., is engaged in the research, development, production and sale of its “coal water mixture” product, a fuel substitute for oil, gas or coal. The Company was originally incorporated in Texas as “Discount Mortgage Services, Inc.” on July 11, 2000 and in September 2001, the Company purchased Endo Networks, Inc., a corporation incorporated in Ontario, Canada on January 11, 2001 (“Endo Canada”). In November 2001, the Company changed its name to Endo Networks, Inc. and was redomiciled to the State of Nevada in December 2002.

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

The table below provides summary descriptions of the properties used for the Company’s business operations in 2006:

Property Location	Area (sq. meters)	Lease Expiration Period	Purpose
Room 2205, Suite A, Zhengxin Bldg., No.5, Gaoxin 1st Road, Gao Xin District, Xi’an, Shaanxi Province, People’s Republic of China	248	March 17, 2008	Offices
No. 36 Da Xing Lu, Xian Shi, People’s Republic of China	2,310	December 30, 2013 (Company terminated the tenancy agreement in 12/2006.)	COPO Resin Products Production and Manufacturing Facility
Yao Zhou Ou, Tongchuan City, People’s Republic of China	40,626	Company owns land use rights until December 8, 2057	Production facility for coal water mixture - under construction

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

RESTATEMENT OF 2006 FINANCIAL STATEMENTS

As more fully discussed in Note 3 to our Financial Statements, the Company has decided to restate its previously issued financial statements for the year ended December 31, 2006.  The Company’s determination to restate these previously issued financial statements arose from the following adjustments:

The Company incorrectly classified certain properties that do not meet all of the criteria for classification as held-for-sale, and do not constitute part of the discontinued component, as assets of discontinued operations.  Rental income, net of depreciation and other expenses, related to these properties and a related provision for income taxes were incorrectly included in the results of discontinued operations.  The above incorrect classifications resulted in the incorrect calculation of the earnings (loss) per share from continuing operations and from discontinued operations, respectively.

In addition, the Company has also reclassified various amounts to conform to the proper presentation of the Financial Statements. The Company reclassified pre-paid land use right from intangible assets.  In addition, the Company reallocated accounts receivable, other receivable, inventories of discontinued operations and discontinued operations assets held for sale from discontinued operations. Accounts payable and taxes payable of discontinued operation were also reclassified from discontinued operation.

The Company has also retroactively adjusted the share capital by deeming that the three for one forward stock split on August 20, 2007 as of the beginning of the earliest period presented, and has also reclassified bank charges that were incorrectly classified as finance cost.

The schedules under Note 3 to our financial statements under Item 7 herein show the impact of the above adjustments on the relevant captions from the Company’s consolidated financial statements as of December 31, 2006 and for the year then ended.  The restatement will not affect net income as previously reported in the Company's 2006 Financial Statements.  Further, the Company expects that the adjustments referred to herein will not materially affect the Company's current cash position or financial condition.

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

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for both discontinued and continued operations totaled $617,417 for the year ended December 31, 2006 as compared to $475,940 for the year ended December 31, 2005, an increase of approximately 30%.  This increase is primarily attributable to the expansion of our operations and an increase in legal and professional fees incurred in connection with compliance with the Company’s SEC reporting obligations.

NET INCOME. We had a net loss of $92,020 for the year ended December 31, 2006 as compared to a net income $842,692 for the year ended December 31, 2005.  The decrease in net income is primarily attributable to the payment of $575,000 for merger costs, impairment of plant and machineries of $170,166 and loss on disposal of patent of $291,266.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2006, we used cash from operating activities of $330,685, as compared to $1,015,973 generated for the year ended December 31, 2005. The decrease is primarily attributable to the cessation of our old COPO business. The expenditure in investing activities for 2006 consisted of, among others, payment of $503,772 for the purchases of property, plant and equipment and payment of construction costs for of our new CWM Fuel manufacturing plant. On the other hand, we generated $3,987,278 from financing activities for 2006 (as compared to $454,798 used in financing activities for 2005), which, among others, consisted of proceeds from additional paid in capital from subsidiaries of $4,549,007.

As of December 31, 2006, the Company had cash of $4,450,557. Our total current assets were $8,080,954 and our total current liabilities were $2,759,458, which resulted in a net working capital of $5,321,496.

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

SINO CLEAN ENERGY INC.
(FORMERLY CHINA WEST COAL ENERGY, INC.)
AND ITS SUBSIDIARIES

Consolidated Financial Statements
For The Years Ended December 31, 2006 And 2005

SINO CLEAN ENERGY INC.
(FORMERLY CHINA WEST COAL ENERGY INC.)
AND ITS SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sino Clean Energy Inc. (formerly known as China West Coal Energy, Inc.)

We have audited the accompanying balance sheet of Sino Clean Energy Inc. (formerly known as China West Coal Energy, Inc.) and subsidiaries as of December 31, 2006, and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended.  Sino Clean Energy Inc. (formerly known as China West Coal Energy, Inc.)’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Hangson Limited, the accounting acquirer of Sino Clean Energy Inc. (formerly known as China West Coal Energy, Inc.), for the year ended December 31, 2005, as explained in Note 1 to the accompanying consolidated financial statements were audited by other auditors whose report dated June 5, 2006 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino Clean Energy Inc. (formerly known as China West Coal Energy, Inc.) and subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheet as of December 31, 2006 and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended which were previously audited by other independent accountants, to correct certain accounting errors that were detected after the original issuance of those consolidated financial statements.

(Signed) Yu and Associates CPA Corporation

Arcadia, California
March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hangson Limited, the accounting acquirer of Sino Clean Energy Inc.

We have audited the accompanying consolidated balance sheet of Hangson Limited (hereinafter referred to as the “Company”) as of December 31, 2005 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hangson Limited as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

(Signed) GC Alliance Limited

GC ALLIANCE LIMITED
Certified Public Accountants

Hong Kong

June 5, 2006

Sino Clean Energy Inc.
(Formerly China West Coal Energy, Inc.) and Subsidiaries
Consolidated Balance Sheets
(Amounts expressed in U.S. Dollars)

ASSETS

	December 31,
	2006	2005
	(As restated)

Current assets
Cash and cash equivalent	$4,450,557	$691,268
Amounts due from directors (Note 17(a))	206,186	119,397
Deposits and prepayments (Note 7)	1,830,769	124,863
Other receivables	39,071	39,432
Loan to related party (Notes 8 and 17(a))	411,970	-
Prepaid land use right - current portion (Note 10)	30,944	-
Assets on discontinued operation
Accounts receivable, net (Note 4(d))	750,635	639,701
Other receivable - related (Note 17(d))	256,200	-
Inventories	14,952	38,449
Others	89,670	-
Investment	-	335,500

Total current assets	8,080,954	1,988,610

Prepaid rental	-	59,520
Loan to a related party (Notes 8 and 17(a))	-	372,000
Property, plant and equipment, net (Note 9)	2,958,868	2,725,867
Prepaid land use right - non current portion (Note 10)	1,500,773	-
Intangible assets , net (Note 11)	1,632	628,640

Total assets	$12,542,227	$5,774,637

Sino Clean Energy Inc.
(Formerly China West Coal Energy, Inc.) and Subsidiaries
Consolidated Balance Sheets
(Amounts expressed in U.S. Dollars)

LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2006	2005
	(As restated)

Current liabilities
Accounts payable - discontinued operation	$864,787	$64,702
Accrued expenses and other payables (Note 12)	372,125	178,412
Amount due to a director (Note 17(a))	20,702	-
Taxes payable	92,744	1,680
Deposit on sales of property (Note 17(e))	1,409,100	-

Total current liabilities	2,759,458	244,794

Minority interest	94,748	-

Commitments and Contingencies (Note 18)

Shareholders' Equity
Preferred stock, $0.001 par value,
50,000,000 shares authorized,
nil issued and outstanding	-	-
Common stock, $0.001 par value,
200,000,000 shares authorized,
84,681,750 issued and outstanding (Notes 1 and 16)	84,682	4,712,137
Additional paid-in capital	9,153,174	84,759
(Accumulated deficit) Retained earnings	(330,456)	447,982
Statutory reserves (Note 13)	348,309	159,371
Accumulated other comprehensive income	432,312	125,594

Total shareholders' equity	9,688,021	5,529,843

Total liabilities and shareholders' equity	$12,542,227	$5,774,637

Sino Clean Energy Inc.
(Formerly China West Coal Energy, Inc.) and Subsidiaries
Consolidated Statements of Income (Operations) and Comprehensive Income
(Amounts expressed in U.S. Dollars)

	Year ended December 31,
	2006	2005
	(As restated)

Revenue	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Research and development expenses	37,718	-

General and administrative expenses	263,256	-

Loss from operations	(300,974)	-

Other income (expenses)
Merger cost	(575,000)	-
Rental income, net of outgoings	329,741	419,875
Interest income	60,678	28,957
Sundry income	-	4,024

Total other income (expenses)	(184,581)	452,856

(Loss) income from continuing operations before
provision for income taxes and minority interest	(485,555)	452,856

Provision for income taxes on
continuing operations (Note 15)	49,462	-

Net (loss) income from continuing operations
before minority interest	(535,017)	452,856

Sino Clean Energy Inc.
(Formerly China West Coal Energy, Inc.) and Subsidiaries
Consolidated Statements of Income (Operations) and Comprehensive Income
(Amounts expressed in U.S. Dollars)

	Year ended December 31,
	2006	2005
	(As restated)

Discontinued operations (Note 14)
Income from operations of discontinued
component	866,490	389,836
Loss on disposal of discontinued
operations assets	(291,266)	-
Income tax expenses (Note 15)	(165,021)	-
Net income from discontinued operations	410,203	389,836

Net (loss) income before minority interest	(124,814)	842,692

Minority interest	32,794	-

Net (loss) income	(92,020)	842,692

Other comprehensive income
Foreign currency translation adjustment	306,718	125,594

Comprehensive income	$214,698	$968,286

Weight average number of shares
- Basic and diluted	84,681,750	84,681,750

Income (loss) per common share (Note 16)
- Basic and diluted
- From continuing operation	$(0.005)	$0.005
- From discontinuing operation	0.004	0.005
- Net income (loss)	$(0.001)	$0.010

Sino Clean Energy Inc.
(Formerly China West Coal Energy, Inc.) and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Amount expressed in U.S. Dollars except number of shares)

						Retained	Accumulated
	Common stock (par value $0.1208)		Additional	Statutory	Statutory	earnings/	other
			paid-in	capital	welfare	Accumulated	comprehensive
	Shares	Amount	capital	reserves	reserves	deficit	income	Total

Balance, January 1, 2005	39,000,000	$4,712,137	$84,759	$15,839	$7,920	$209,558	-	5,030,213

Net income	-	-	-	-	-	842,692	-	842,692
Transfer to reserve	-	-	-	90,408	45,204	(135,612)	-	-
Dividend	-	-	-	-	-	(468,656)	-	(468,656)
Foreign currency translation gain	-	-	-	-	-	-	125,594	125,594

Balance, December 31, 2005	39,000,000	4,712,137	84,759	106,247	53,124	447,982	125,594	5,529,843

Capital injection of subsidiaries	-	-	4,440,960	-	-	-	-	4,440,960
Exchange to share prior recapitalization	(39,000,000)	(4,712,137)	4,712,137	-	-	-	-	-
Acquired on capitalization (at par $0.001)	2,712,000	2,712	(2,712)	-	-	-	-	-
Cancellation of shares (at par $0.001)	(1,154,350)	(1,154)	1,154	-	-	-	-	-
Recapitalization (at par $0.001)	26,669,600	26,669	(26,669)	-	-	-	-	-
Three for one forward stock split	56,454,500	56,455	(56,455)	-	-	-	-	-
Net loss	-	-	-	-	-	(92,020)	-	(92,020)
Transfer to reserve	-	-	-	123,849	62,979	(186,828)	-	-
Dividend	-	-	-	-	-	(499,590)	-	(499,590)
Foreign currency translation gain	-	-	-	2,110	-	-	306,718	308,828

Balance, December 31, 2006	84,681,750	$84,682	$9,153,174	$232,206	$116,103	$(330,456)	$432,312	$9,688,021

Sino Clean Energy Inc.
(Formerly China West Coal Energy, Inc.) and Subsidiaries
Consolidated Statements of Cash Flows
(Amount expressed in U.S. Dollars except number of shares)

	Year ended December 31,
	2006	2005
	(As restated)
Cash flows from operating activities:
Net (loss) income	$(92,020)	$842,692
Adjustments to reconcile net (loss) income to cash
provided by operating activities:
Minority Interest	(32,794)	-
Depreciation and amortization	289,281	222,470
Impairment of plant and machinery	170,166	-
Loss on disposal of patent	291,265	-
Provision for doubtful debts	444	-
(Increase) decrease in assets:
Deposits and prepayments	(1,672,328)	-
Accounts receivable, net	(88,721)	(188,422)
Other receivables	(251,187)	42,525
Inventories	24,351	323,489
Others	(89,670)	-
Prepaid rental	59,520
Increase (decrease) in liabilities:
Accounts payable	784,569	(200,459)
Accrued expenses and other payables	186,956	(14,395)
Taxes payables	89,483	(11,927)
Net cash (used in) provided by operating activities	(330,685)	1,015,973

Cash flows from investing activities:

(Advance to) repayment from loan to a related party	(27,206)	55,984
Payment for prepaid land use right	(1,506,924)	-
Purchase of property, plant and equipment	(503,772)	(1,029)
Purchase of intangibles	-	(905)
Establishment of a subsidiary	-	(335,500)
Proceeds from disposal of intangible assets	251,905	-
Proceeds from sale of investments	346,369	-
Deposit on sales of property	1,385,478	-
Net cash used in investing activities	(54,150)	(281,450)

Cash flows from financing activities:
(Advance to) repayment from a director	(82,841)	13,858
Advance from a director	20,702	-
Dividend paid	(499,590)	(468,656)
Capital contribution by subsidiaries	4,549,007	-
Net cash provided by (used in) financing activities	3,987,278	(454,798)

Effect of foreign currency translation	156,846	7,947

Net increase in cash and cash equivalents	3,759,289	287,672

Cash and cash equivalents, beginning of year	691,268	403,596

Cash and cash equivalents, end of year	$4,450,557	$691,268

Interest paid	$-	$-

Income taxes paid	$126,119	$-

1.           CORPORATION REORGANIZATION AND BUSINESS ACTIVITIES

Sino Clean Energy Inc. (the “Company”) was originally incorporated in Texas as “Discount Mortgage Services, Inc.” on July 11, 2000.  In November 2001, the Company changed its name to Endo Networks, Inc. and was redomiciled to the State of Nevada in December 2002.  On January 4, 2007, the Company changed its name to “China West Coal Energy Inc.”  Further on August 15, 2007, the Company changed its name to “Sino Clean Energy Inc.”

The Company effected a 1 for 5 reverse split of its common stock, effective as of October 17, 2006.  The Company’s Board of Directors approved the Reverse Split in June 2006 and a majority of its stockholders approved it at the annual shareholder meeting on September 5, 2006.  The Company had a total of 2,712,000 shares of common stock outstanding after the reverse split.

On October 18, 2006, the Company executed a Share Exchange Agreement (the “Exchange Agreement”) by and between Hangson Limited (“Hangson”), a company incorporated in the British Virgin Islands, and the stockholders of 100% of Hangson’s common stock (the “Hangson Stockholders”), on the one hand, and the Company and a majority of the Company’s stockholders, on the other hand. The closing of this transaction (the “Share Exchange”) occurred on October 20, 2006 (the “Closing Date”).

Under the Exchange Agreement, on the Closing Date, the Company issued a total of 26,000,000 shares of the Company’s Common Stock (the “Shares”) to Hangson Stockholders and to Viking Partners, Inc. (“Viking”), a consultant to this transaction, in exchange for 100% of the common stock of Hangson.  Additionally, immediately prior to the Closing, Peter B. Day, the Company’s former President, CEO and sole director voluntarily cancelled 715,500 (post 1-for-5 reverse split) shares of the 915,500 (post 1-for-5 reverse split) shares of the Company’s common stock that he owns; and three of the Company’s other shareholders also voluntarily cancelled a total of 438,850 (post 1-for-5 reverse split) shares of the Company’s common stock that they own.  Also pursuant to the Exchange Agreement, and as approved by a majority of the Company’s shareholders, the Company split its common stock on a 1-for-5 reverse basis (the “Reverse Split”) prior to the Closing Date.  Further, prior to the Closing, the Company issued an additional 669,600 shares after the Reverse Split pursuant to certain anti-dilution provisions contained in agreements the Company had with two of the Company’s consultants.  After the share cancellations, the Reverse Split and the consultant anti-dilution share issuances, the Company had a total of approximately 2,227,250 shares of common stock outstanding.  After the Closing, the Company had 28,227,250 shares of common stock outstanding, with the Hangson’s Stockholders owning approximately 85% of the Company’s common stock, and with the balance of the Company’s common stock held by those who held the Company’s shares prior to the Share Exchange.  In addition, at the Closing, Hangson paid the Company’s creditors a total of US$500,000 for consulting services rendered, in order to satisfy certain obligations as set forth in the Exchange Agreement.

Additionally, on August 18, 2006, Hangson entered into various agreements with Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”), a company registered in the People’s Republic of China (“PRC”). Through these contractual arrangements, Hangson has the ability to substantially influence Shaanxi Suoang’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which obligates Hangson to absorb a majority of the risk of loss from Shaanxi Suoang’s activities, enables Hangson to control Shaanxi Suoang, and enables Hangson to receive a majority of Shaanxi Suoang’s expected residual returns, Hangson is considered the primary beneficiary of Shaanxi Suoang and Shaanxi Suoang became a variable interest entity (“VIE”) under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.  Accordingly, the Company consolidates Shaanxi Suoang’s results, assets and liabilities in its financial statements.  The Company’s consolidated assets do not include any collateral for Shaanxi Suoang’s obligations.  The creditors of Shaanxi Suoang do not have recourse to the general credit of the Company.

Because Hangson and Shaanxi Suoang are under common control, the merger of Hangson and Shaanxi Suoang achieved through the aforementioned contractual arrangements has been accounted for as if pooling at historical cost and prepared on the basis as if the aforementioned contractual arrangements between Hangson and Shaanxi Suoang had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

Before December 2006, the Company had principally been engaged in the research, development, production, marketing and sales of coal-polymer (“COPO”) resin products including but not limited to, degradable mulch used for the conservation of moisture and warmth of soil and protection of the roots of plants, and materials used for plastic injection molding, electric wire covering, and garbage bags.  In December 2006, the Company made the decision to cease its operations in COPO products manufacturing and divert all its resources to the research, development, production and sale of coal-water mixture (“CWM”), which is a potential fuel substitute for coal, oil or gas.  The Company conducts it CWM business through an 80%-owned subsidiary registered in the PRC.

2.           FISCAL YEAR END

Prior to the Share Exchange described in Note 1 above, Hangson’s reporting fiscal year end was December 31. However, the Company’s reporting year-end was September 30.  The Company has decided to adopt the fiscal year end of Hangson, its operating business after the Share Exchange described above, and thus on January 15, 2007, the Company Company’s Board of Directors approved a change of its fiscal year by an unanimous written consent. The Company’s new fiscal year will begin on January 1 and end on December 31 of each year, and this change has become applicable from the year ended December 31, 2006.

3.           RESTATEMENT OF 2006 FINANCIAL STATEMENTS

The Company has restated its previously issued financial statements for the year ended December 31, 2006. The Company’s determination to restate these previously issued financial statements arose from the following adjustments:

(1)
The Company incorrectly classified certain properties that do not meet all the criteria for classifying as held-for-sale, and do not constitute part of the discontinued component, as assets of discontinued operations. Rental income, net of depreciation and other expenses, related to these properties and related provision for income taxes were incorrectly included in the results of discontinued operations.

(2)	The above incorrect classifications resulted in the incorrect calculation of the earnings (loss) per share from continuing operations and from discontinued operations, respectively.

(3)	The Company has also reclassified various amounts to conform to the proper presentation.

(4)	The Company has retroactively adjusted the common stock by deeming that the three for one forward stock split on August 20, 2007 as of the beginning of the earliest period presented.

(5)	The Company incorrectly classified bank charges as finance cost.

The following schedules show the impact of the above adjustments on the relevant captions from the Company’s consolidated financial statements as of December 31, 2006 and for the year then ended.

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2006
	As previously reported	Adjustments			As restated
		Amount	No.
ASSETS
Current Assets
Cash and cash equivalent	$4,450,557				$4,450,557
Amounts due from directors	206,186				206,186
Deposits and prepayments	1,830,769				1,830,769
Other receivables	-	39,071	(3)		39,071
Loan to related party	411,970				411,970
Prepaid land use right – current portion	-	30,944	(3)		30,944
Assets on discontinued operation
Accounts receivable, net	-	750,635	(3)		750,635
Other receivables – related	-	256,200	(3)		256,200
Inventories	-	14,952	(3)		14,952
Others	-	89,670	(3)		89,670
Discontinued operations	3,485,462	(3,485,462)	(1	)(3)	-
Total current assets	10,384,944	(2,303,990)			8,080,954
Non-current Assets
Property, plant and equipment, net	623,934	2,334,934	(1)		2,958,868
Prepaid land use right – non-current portion	-	1,500,773	(3)		1,500,773
Intangible assets, net	1,533,349	(1,531,717)	(3)		1,632
Total Assets	$12,542,227	-			$12,542,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable -discontinued operation	$-	864,787	(3)		$864,787
Accrued expenses and other payables	372,125				372,125
Amount due to a director	20,702				20,702
Taxes payable	-	92,744	(3)		92,744
Deposit on sales of property	-	1,409,100	(1)		1,409,100
Discontinued operations	2,366,631	(2,366,631)	(3)		-
Total current liabilities	2,759,458	-			2,759,458
Minority interest	94,748				94,748
Shareholders’ equity
Preferred stock	-				-
Common stock	28,227	56,455	(4)		84,682
Additional paid-in capital	9,209,629	(56,455)	(4)		9,153,174
Statutory reserves	348,309				348,309
Accumulated other comprehensive income	432,312				432,312
Accumulated deficit	(330,456)				(330,456)
Total shareholders’ equity	9,688,021				9,688,021
Total liabilities and shareholders’ equity	$12,542,227	-			$12,542,227

CONSOLIDATED INCOME STATEMENT
FOR THE YEAR ENDED DECEMBER 31, 2006
	As previously reported	Adjustments		As restated
		Amount	No.

Revenue	$-			$-
Cost of goods sold	-			-
Gross profit	-			-
Operating expenses
Research and development	37,718			37,718
General and administrative	263,174	82	(5)	263,256

Loss from operations	(300,892)			(300,974)
Other income (expenses)
Merger cost	(575,000)			(575,000)
Rental income, net	-	329,741	(1)	329,741
Interest income	60,678			60,678
Finance costs	(82)	(82)	(5)	-
Total other income (expenses)	(514,404)	329,741		(184,581)
Loss from continuing operations before income taxes	(815,296)	329,741		(485,555)
Provision for income taxes	-	(49,462)	(1)	(49,462)
Net loss from continuing operations	(815,296)	280,279		(535,017)
Income from discontinued operations, net of taxes	690,482	(280,279)	(1)	410,203
Net loss before minority interest	(124,814)	-		(124,814)
Minority interest	32,794	-		32,794
Net loss	$(92,020)	-		$(92,020)

Basic and diluted income (loss) per common share:
From continuing operations	$(0.029)	0.024	(2)	$(0.005)
From discontinued operations	0.024	(0.020)	(2)	0.004
Net loss	$(0.005)	0.004		$(0.001)

Sino Clean Energy Inc.
(Formerly China West Coal Energy, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements

4.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation and consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the financial statements of the Company, Hangson and its variable interest entities and its controlled subsidiary.  All significant inter-company transactions and balances among the Company, Hangson and its variable interest entities are eliminated upon consolidation.

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

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers' balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year.  As of December 31, 2006 and 2005, accounts receivable were net of allowances of $3,772 and $3,215, respectively.

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

Depreciation or amortization for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	the shorter of the useful life or the lease term
Leasehold improvements	the shorter of the useful life or the lease term
Plant and machinery	10 years
Office equipment	5 years
Motor vehicles	3 years

g.	Construction in progress

Construction in progress includes direct costs of factory buildings.  Construction in progress is not depreciated until such time as the assets are completed and put into operational use.

h.	Prepaid land use rights

Prepaid land use right is expensed over the term of 50 years.

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

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis.  Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company had other comprehensive income of $306,718 and $125,594 for the years ended December 31, 2006 and 2005, respectively.  The other comprehensive income arose from the changes in foreign currency exchange rate.

Sino Clean Energy Inc.
(Formerly China West Coal Energy, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements

k.	Fair value of financial instruments

The Company believes that the carrying values of its cash and cash equivalents, other receivables and other payables as of December 31, 2006 and 2005 approximate to their respective fair values due to the short-term nature of those instruments.

l.	Revenue recognition

Revenue of the Company includes only sales of its discontinued business, COPO resin product sales which have been classified as discontinued operations.  Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Revenues are presented net of value added tax (VAT).  No return allowance is made as products are normally not returnable upon acceptance by the customers.

m.	Advertising expenses

Advertising expenses are expensed to operations in the years incurred.  The Company incurred advertising expenses of $986 and $1,258 for the years ended December 31, 2006 and 2005, respectively.

n.	Research and development costs

Research and development costs are expensed to operations as incurred.

Sino Clean Energy Inc.
(Formerly China West Coal Energy, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements

o.	Earnings per share

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year.

p.	Income taxes

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

q.	Foreign currency translation

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

r.	Related parties

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

s.	Recently issued accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.  It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.  The Company has determined that the adoption of SFAS No. 155 did not have a material impact on its Consolidated Financial Statements.

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

The FASB issued FASB Interpretation No.(“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” in June 2006.  This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  The new rules will be effective for the Company in the first quarter of 2008.  The Company anticipates that the adoption of this standard will not have a material effect on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when quantifying misstatements in Current Year Financial Statements,” which eliminated the diversity in practice surrounding the quantification and evaluation of financial statement errors.  The guidance outlined in SAB 108 is effective for the Company and is consistent with its historical practices for assessing such matters when circumstances have required such an evaluation.  Accordingly, the Company believes that the adoption of SAB 108 will have no impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. The provisions of this Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company will be required to adopt the provisions of this statement as of January 1, 2008.  The Company is currently evaluating the impact of adopting SFAS 157.

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

On March 19, 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. "Use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. This has led to concerns among investors that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide enough information about how these instruments and activities affect the entity’s financial position and performance," explained Kevin Stoklosa, project manager. "By requiring additional information about how and why derivative instruments are being used, the new standard gives investors better information upon which to base their decisions."  The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related

Sino Clean Energy Inc.
(Formerly China West Coal Energy, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements

hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related.  Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Management is currently evaluating the effect of this pronouncement on financial statements.

5.           CONCENTRATION OF CREDIT RISK

a.
Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  The Company performs ongoing evaluations of their cash position and credit evaluations to ensure collections and minimize losses.

b.	As of December 31, 2006 and 2005, the Company's bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

c.	For the years ended December 31, 2006 and 2005, all of the Company's sales arose in the PRC. All accounts receivable as of December 31, 2006 and 2005 also arose in the PRC.

d.	Details of the customers accounting for 10% or more of the Company’s total sales are as follows:

	Year ended December 31,
	2006	2005

Company A	$-	$610,000
Company B	-	586,204
Company C	1,252,276	-
Company D	1,174,336	-
Company E	1,151,996	-
Company F	748,503	-

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

Sino Clean Energy Inc.
(Formerly China West Coal Energy, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements
7.           DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following,

	December 31,
	2006	2005
Prepayment for construction in progress and machinery purchases	$1,827,932	$48,206
Rental deposit and prepaid	1,902	29,760
Other	935	46,897

	$1,830,769	$124,863

8.           LOAN TO A RELATED PARTY

An interest-bearing loan has been lent to a related company, Shaanxi Hanzhong New Century Real Estate Company Limited which was controlled by a shareholder, Mr. Yang Feng.  The loan was lent with a term of five years from November 5, 2002 to November 5, 2007 and bears interest at 7.2% per annum.  A majority shareholder of the Shaanxi Suo'ang, Shaanxi Hanzhong Blue Tide Costumes Group Corporation Limited, guaranteed the repayment of this loan with all of its assets and issued a commitment letter to Shaanxi Suo'ang.  The loan was repaid in 2007.

9.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following,

	December 31,
	2006	2005
	(As restated)

Construction in progress	$580,614	$-
Buildings	2,326,315	2,251,859
Leasehold improvements	217,770	210,800
Plant and machinery	-	316,521
Office equipment	57,771	52,964
Motor vehicles	119,624	95,571

	3,302,094	2,927,715
Less: Accumulated depreciation and amortization	(343,226)	(201,848)

	$2,958,868	$2,725,867

Construction in progress included above was the construction of buildings, production lines and machinery for the “Coal-water mixture” business.  The construction work commenced in June 2006 and the first phase was completed in June 2007.  The plant became operational in August 2007.

The depreciation expenses on property, plant and equipment for the years ended December 31, 2006 and 2005 were $194,633 and $130,956, respectively.

Sino Clean Energy Inc.
(Formerly China West Coal Energy, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements
10.           PREPAID LAND USE RIGHT

The Company has recorded as prepaid land use rights the costs paid to acquire a long-term interest to utilize the land underlying the building and production facility for its “coal-water mixture” business.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line method over the term of the land use rights of 50 years.

The lease expenses on land use right for the years ended December 31, 2006 and 2005 was $15,213 and nil, respectively. The lease expenses for land use rights over each of the next five years and thereafter is $30,944.

11.           INTANGIBLE ASSETS

Intangible assets consist of the following,

	December 31,
	2006	2005
	(As restated)

Patent	$-	$930,000
Accounting software	1,835	905

	1,835	930,905
Less: Accumulated amortization	(203)	(302,265)

	$1,632	$628,640

The amortization expenses on intangible assets for the year ended December 31, 2006 and 2005 were $94,648 and $91,514, respectively.

12.           ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of,
	December 31,
	2006	2005

Accrued operating expenses	$255,082	$87,327
Accrued staff welfare	52,993	33,249
Other payables	64,050	57,836

	$372,125	$178,412

13.           STATUTORY RESERVES

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
14.           DISCONTINUED OPERATIONS

Before December 2006, the Company had principally been engaged in the research, development, production, marketing and sales of coal-polymer (“COPO”) resin products including but not limited to, degradable mulch used for the conservation of moisture and warmth of soil and protection of the roots of plants, and materials used for plastic injection molding, electric wire covering, and garbage bags.  In December 2006, the Company made the decision to cease its operations in COPO products manufacturing and divert all its resources to the production and sale of “coal-water mixture” products.

Sino Clean Energy Inc.
(Formerly China West Coal Energy, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements

Accordingly, the table below presents the revenue and expenses of the COPO resin products segment as income from discontinued operations.  The operating results of the COPO resin products segment for the year ended December 31, 2005 was restated to also reflect it as discontinued operations.

	December 31,
	2006	2005

Revenue	$7,253,887	$5,426,591
Cost of goods sold	5,434,301	4,417,584

Gross profit	1,819,586	1,009,007
Operating expenses
Selling expenses	285,235	143,231
General and administrative expenses	354,161	475,940
Income from operations	1,180,190	389,836
Other expenses
Plant and machinery impairment	170,166	-
Loss on disposal of patent (Note 17(d))	291,266	-
Other	143,534	-
Total other expenses	604,966	-

Income from discontinued operations	575,224	389,836
Provision for income taxes (Note 15)	(165,021)	-

Net income from discontinued operations	$410,203	$389,836

15.           INCOME TAXES

Companies in the PRC are generally subject to PRC Enterprise Income Taxes at a statutory rate of 33% (30% of national income tax plus 3% local income tax) on the net income. However, the Company’s VIE, Shaanxi Suoang has been approved as a “high and new technology enterprise” and under PRC Income Tax Laws, it is entitled to a preferential tax rate of 15% upon expiry of a two years' tax holiday for 2004 and 2005, within which no income taxes were charged. Shaanxi Suoang is subject to income tax from 2006.

The Company and Hangson are not subject to any income taxes as the companies had no income for the fiscal 2006 and 2005.

The income tax expense for the years ended December 31, consisted of the following:

	December 31,
	2006	2005

Current – PRC Enterprise Income Tax	$214,483	$-
Deferred	-	-

Total income tax expenses	214,483	-

Continuing operations	$49,462	-
Discontinued operations (Note 14)	165,021	-

Total income tax expenses	214,483	-

Sino Clean Energy Inc.
(Formerly China West Coal Energy, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:
	December 31,
	2006	2005

U.S. statutory rate	34%	34%
Foreign income not recognized in U.S.	(34%)	(34%)
Non-deductible expenses and other	224%	-
PRC preferential income tax rate	15%	15%
Tax holiday	-	(15%)

Effective tax rate	239%	-

No significant deferred tax liabilities or assets existed as of either December 31, 2006 or 2005.

16.           EARNINGS PER SHARE

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

The Company did not have dilutive securities outstanding as of and during the year ended December 31, 2006 and 2005.

17.           RELATED PARTY TRANSACTIONS

(a)           Related party receivables and payables

Amounts receivable from a related party and directors as of December 31, are summarized as follows:
	December 31,
	2006	2005
Loan to a related party:
Shaanxi Hanzhong New Century Real Estate Company Limited (Note 8)
Principal	$384,300	$372,000
Interest receivable	27,670	-
	$411,970	$372,000

Amounts due from directors:
Mr. Baowen Ren, also a shareholder of the Company	$144,698	$119,397
Mr. Peng Zhou, a minority shareholder of the Company’s subsidiary	61,488	-
	$206,186	$119,397

	December 31,
	2006	2005
Amount due to a director:
Mr. Peng Zhou, a minority shareholder of the Company’s subsidiary	$20,702	$-

Balance with Shaanxi Hanzhong New Century Real Estate Company Limited represented an interest bearing loan which was fully described in Note 8.

Sino Clean Energy Inc.
(Formerly China West Coal Energy, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements

Balances with Mr. Baowen Ren and Mr. Peng Zhou represent cash advances by the Company. These balances are interest free and unsecured and have no fixed repayment dates. The balances were repaid in 2007.

(b)           Guarantee given by a shareholder

A majority shareholder of the Company, Shaanxi Hanzhong Blue Tide Costumes Group Corporation Limited, has guaranteed the repayment of the long-term interest bearing loan advanced to a related company, Shaanxi Hanzhong New Century Real Estate Company Limited, controlled by Mr. Yang Feng as more fully described in Note 8 and above.

(c)           Sale of investment

During the year, the Company disposed of its 55% equity interest in a non-consolidated subsidiary to Mr. Peng Zhou, who is a director of the Company and minority shareholder of the Company’s subsidiary, at its carrying cost of $335,500.  Accordingly, no gain or loss on disposal was recorded.

(d)           Disposal of Patent

During the year, the Company disposed of the patent related to the discontinued COPO resin product operations to a related company for a consideration of $256,200.  A loss on disposal of $291,266 was recorded (see Note 14).

(e)           Transfer of property

On June 13, 2006, the Company signed a property transfer agreement with a related company, HanZhong SiXiong KeChuang Commercial Company Ltd. (“Buyer”), which is controlled by the shareholder of the Company, Mr. Yanjun Zhao to dispose of the Company’s leasehold properties together with the leasehold improvements for an aggregate cash consideration of approximately $2,450,000.  The agreed price is $120,000 lower then the evaluated value according to an appraisal report issued by an independent professional valuer, Xi'An Zheng Heng Assets Valuation Company Ltd. because the property title did not transfer from the property developer to the Company as more fully described in note 18(c).  Up to December 31, 2006, a total of $1,409,100 was received and recorded as deposit on sale of property in the balance sheet.

On March 25, 2007 and June 21, 2007, the Company and the Buyer entered into the extension agreements whereby the Company extended the date for payment of the remaining balance and transfer of the title of properties to the Buyer to on or before May 31, 2007 and October 31, 2007 respectively.  On March 6, 2008, the Company entered a supplementary agreement with the Buyer, whereby the Company agreed to transfer the title of the properties before May 31, 2008 and the Buyer agreed to pay the Company within one month after the transfer of property title.

Sino Clean Energy Inc.
(Formerly China West Coal Energy, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements

18.           COMMITMENTS AND CONTINGENCIES

a.	Capital expenditure commitments

During the fiscal year 2006, the Company entered into various contracts for the construction of a new plant for its coal water mixture business.  Furthermore, the Company also entered into several contracts to purchase machinery.

The Company's commitments for capital expenditure as of December 31, 2006 are as follows:

Contracted but not accrued for:
Construction of factory buildings	$210,787
Purchase of machinery	620,862

$831,649

b.	Operating lease commitments

As of December 31, 2006, the Company’s total future minimum lease payments under non-cancelable operating leases to be paid in each of the five succeeding years are as follows:

Periods ending December 31,
2007	$4,851
2008	4,851
2009	4,043
2010 and thereafter	-
Total Operating Lease Commitments	13,745

c.	Real estate title certificate of the leasehold property

The Company has not obtained the real estate title certificate for its leasehold property with a carrying value of $2,204,271 as of December 31, 2006 and located in the PRC.  As discussed in Note 17(e), the Company has entered into a signed a property transfer agreement to dispose of this property.

In the event that the Company fails to transfer the real estate title to the buyer, there is a risk that the Company might be subject to penalties.  However, management believes that this possibility is remote.

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

19.	SUBSEQUENT EVENT

On March 26, 2008, the Company entered into a purchase agreement with a supplier to purchase 200,000 tons of coal at a fixed price of approximately RMB510 per ton. The total purchase consideration of RMB20,000,000 (approximately $2,740,000) has to be prepaid by two installments with the last payment on or before April 30, 2008.

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

(a) Related party receivables and payables

Amounts receivable from a related party, and due from or due to directors as of December 31 of each year are summarized as follows:

	2006	2005
Loan to a related party
Shaanxi Hanzhong New Century Real Estate Company Limited (1)	$411,970	$372,000

Amounts due from directors
Mr. Baowen Ren, also a shareholder of the Company (2)	$144,698	$119,397
Mr, Peng Zhou, also a minority shareholder of the Company’s subsidiary (2)	$61,488	$-
Amount due to a director
Mr, Peng Zhou, also a minority shareholder of the Company’s subsidiary	$20,702	$-

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

(c) Sale of Shaanxi Suoke

During the year, Shaanxi Suoang disposed its 55% equity interest in Shaanxi Suoke to Mr. Peng Zhou, director and minority shareholder of the Company’s subsidiary at its carrying cost of $335,500.

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

The aggregate fees billed by former auditor, Schwartz Levitsky Feldman LLP, was $110,000 for professional services rendered for the audit of the Company’s annual consolidated financial statements for the fiscal year ended December 31, 2006.

The aggregate fees billed by current auditor, Yu and Associates CPA Corporation, was $40,000 for professional services rendered for the audit of the Company’s restated annual consolidated financials statements for the fiscal year ended December 31, 2006.

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

SINO CLEAN ENERGY INC. (Registrant)

Dated April 15, 2008	By:	/s/ Baowen Ren
Baowen Ren
Chief Executive Officer

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Baowen Ren and Caixia Peng, and each of them, jointly and severally, his attorneys in fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Baowen Ren	Chief Executive Officer, President and Chairman of the Board	April 15, 2008
Baowen Ren

/s/ Caixia Peng	Chief Financial Officer and Treasurer	April 15, 2008
Caixia Peng

/s/ Wenjie Zhang	Director	April 15, 2008
Wenjie Zhang

/s/ Peng Zhou	Director	April 15, 2008
Peng Zhou