Form 10KSB
period 2007-12-31
Sino Clean Energy Inc
filed 2008-04-15
CIK 1120096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Issuer's revenues for its most recent fiscal year: $2,802,750

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on April 7, 2008 was approximately $11,338,000.  The per share stock price for computational purposes was $0.20, based on the closing sale price per share for the Registrant's common stock on the OTC Bulletin Board on April 3, 2008.  This value is not intended to be a representation as to the value or worth of the Registrant's common stock. The number of non-affiliates of the Registrant has been calculated by subtracting the number of shares held by persons affiliated with the Registrant from the number of outstanding shares.

The number of shares of the Registrant's common stock outstanding on April 11, 2008 was 84,681,750.

Transitional Business Disclosure Format (Check One). Yes ☐ No ☒

TO ANNUAL REPORT ON FORM 10-KSB
FOR YEAR ENDED DECEMBER 31, 2007

Page

Introductory Notes - Forward Looking Statements and Certain Terminology	A-1

Signatures	40

INTRODUCTORY NOTES - FORWARD LOOKING STATEMENTS AND CERTAIN TERMINOLOGY

Some of the statements made by us in this Annual Report on Form 10-KSB are forward-looking in nature, including but not limited to, statements relating to our future revenue, product development, demand, acceptance and market share, gross margins, levels of research and development, our management's plans and objectives for our current and future operations, and other statements that are not historical facts.  Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "plan", "possible", and similar terms.  Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors, many of which are discussed throughout this Annual Report and particularly in the sections titled “Factors That May Affect Future Results” and “Factors Affecting Business, Operating Results and Financial Condition”, both of which are included in the section titled “Management’s Discussion and Analysis of Plan of Operation.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

●	our ability to finance our activities and maintain our financial liquidity;

●	our ability to attract and retain qualified, knowledgeable employees;

●	the impact of general economic conditions on our business;

●	postponements, reductions, or cancellations in orders from new or existing customers;

●	the limited number of potential customers for our products;

●	the variability in gross margins on our products;

●	our ability to design and market new products successfully;

●	our failure to acquire new customers in the future;

●	deterioration of business and economic conditions in our markets;

●	intensely competitive industry conditions with increasing price competition; and

●	the rate of growth in the alternative fuel markets.

In this document, the words "we," "our," "ours," "us," and “Company” refer to Sino Clean Energy Inc. and our subsidiaries.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

History Of Endo Networks, Inc.

Sino Clean Energy Inc. (“SCLX” or the “Company”) is engaged in the research, development, production and sale of its “coal water mixture” product, a fuel substitute for oil, gas or coal. The Company was originally incorporated in Texas as “Discount Mortgage Services, Inc.” on July 11, 2000 and in September 2001, the Company purchased Endo Networks, Inc., a corporation incorporated in Ontario, Canada on January 11, 2001 (“Endo Canada”). In November 2001, the Company changed its name to Endo Networks, Inc. and was redomiciled to the State of Nevada in December 2002.

Prior to the Share Exchange transaction described below, SCLX conducted through, and all of SCLX’s assets were contained within, Endo Canada, in which conceptual and software development was ongoing for approximately two years by the Company founders, through ongoing contract relationships with software development companies. The Company helped businesses acquire new customers and build sales and loyalty with existing customers. The Company used interactive technology such as touch screen kiosks, handheld computers, and websites, combined with promotional marketing tactics to filter large numbers of consumers, to find qualified prospects, and even precondition them for a sale. Our services can be deployed within a business' own retail environment, to increase sales with their own customer base by increasing frequency of visit and/or average spend with individual customers, or they can be deployed within a partner location such as an office tower or a consumer show, to find and acquire qualified new customers. The Company’s prior areas of expertise included: web, kiosk, handheld, wireless, loyalty, promotional marketing, direct marketing, integration with point of sale, surveys, incentive, sampling, and field and event marketing. The client base included specialty retail, general retail, food service, automotive, alcohol, energy, consumer packaged goods, entertainment, amateur sports, and telecommunications companies.

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

As discussed more fully in our Current Report on Form 8-K filed with the SEC on January 16, 2007, the Company’s Board of Directors, by unanimous written consent, approved a change of the Company ’s fiscal year. The Company’s new fiscal year will begin on January 1 and end on December 31 of each year, and this change is applicable with the year ending December 31, 2006.

As discussed more fully in our Current Report on Form 8-K dated August 18, 2007, effective on August 15, 2007, the Company merged with its wholly owned subsidiary, Sino Clean Energy Inc., pursuant to Articles of Merger that the Company filed with the Nevada Secretary of State.  The merger was in the form of a parent/subsidiary merger, with the Company as the surviving corporation. In accordance with Section 92A.180 of the Nevada Revised Statutes, shareholder approval of the merger was not required.  Upon completion of the merger, the Company’s name has been changed to “Sino Clean Energy Inc.” and the Company’s Articles of Incorporation have been amended to reflect this name change. We changed our name to better reflect the direction and business of the Company.

The Board of Directors of the Company also authorized and approved a 3-for-1 forward stock split (“Stock Split”) of its issued and outstanding shares of common stock, par value $0.001 per share (“Common Stock”) by way of share dividend, effective on August 15, 2007.  To effect the Stock Split, the Company authorized the issuance of two shares of common stock for each one outstanding share of common stock held by the shareholders of record on August 15, 2007.

Immediately prior to the Stock Split, the Company had 28,227,250 shares of common stock issued and outstanding. After giving effect to the Stock Split, the Company has approximately 84,681,750 shares of common stock issued and outstanding.  The Company's common stock was quoted for trading on a post-split basis on Nasdaq’s Over-the-Counter Bulletin Board under the new trading symbol “SCLX” as of August 21, 2007.

Throughout the remainder of this report, when we use phrases such as "we," "our," "Company," "us," we are referring to SCLX, Hangson, and Shaanxi Suoang as a combined entity.

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

Principal Products Or Services

Shaanxi Suoang is currently engaged in research, development, marketing and sales of its coal water mixture fuel (hereinafter “CWM Fuel”).  CWM Fuel is a fuel substitute that can be used instead of oil, coal and gas, in industrial boilers, power plant boilers and industrial kilns.  The Company believes CWM Fuel will be a substitute for oil, coal and gas for use in boilers used for central heating for government buildings, schools, armed forces’ barracks, and residential communities, and also for use in industrial production facilities.  Construction of the first phase of the Company’s CWM Fuel production plant was completed in June 2007.  The Company’s CWM Fuel production plant became operational and production of its CWM Fuel commenced in August 2007.  The current production capacity is 100,000 tonnages of CWM Fuel per year.  In view of the strong demand for CWM Fuel, the Company plans to begin the second phase of construction in mid-2008, so as to increase the current production capacity to 300,000 tonnages a year.

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

The Company has also acted an agent for Qingdao Haizhong Industry Inc., a boiler manufacturer that produces boilers that are compatible with the Company’s CWM Fuel and has received commission income for acting as agent for sales of such boilers.  Future plans also include the potential purchase of coal mines to supply the coal needed to manufacture the CWM Fuel.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES AND OUR CUSTOMERS

Our CWM Fuel product will be sold and distributed by the Company directly to its customers. We plan to conduct promotional marketing activities to publicize our product and enhance the Company’s image as well as to reinforce the recognition of the Company’s brand name through assistance from the local government.  The Company’s promotional activities included promotion of its CWM Fuel at the“Popularizing CWM and Enhancing Energy Conservation and Pollutants Reduction Conference ” held in Xi’an City on March 27, 2008 and the first “ Clean Fuel Popularization Conference” sponsored by Shaanxi Province Environmental Protection Bureau on March 13, 2008.

In January 2007, we entered into our first contracts for the sale of our CWM Fuel product and the Company has continued to enter into contracts for the sale of its CWM Fuel throughout 2007.  Because the Company has just commenced sales of our CWM Fuel product, we will be dependent on a limited number of customers for a substantial portion of our revenues from the sale of this product.  Nonrenewal or termination of our contracts with major customer or the failure by these customers to issue additional orders under the existing contracts would have a materially adverse effect on our revenues.  There can be no assurance that the Company will be able to obtain additional contracts for CWM Fuel product sales similar in scope to those we have recently obtained, that it will be able to retain existing customers and attract new customers, or that it will not remain largely dependent on a limited customer base accounting for a substantial portion of revenues.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE PRINCIPAL SUPPLIERS

Our principal raw material is coal that is supplied directly from the local coal mines and used to manufacture our products.  Our principal supplier of coal is Tong Chuan City Yao Zhou District Zhao Jin  County Xin Yuan Coal Mine.  The prices for this raw material are subject to market forces largely beyond our control, including energy costs, market demand, and freight costs.  The prices for this raw material have varied significantly in the past and may vary significantly in the future.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

We may enter into confidentiality, non-compete and invention assignment agreements with our employees and consultants and nondisclosure agreements with third parties.  Coal and alternative energy companies are at times involved in litigation based on allegations of infringement or other violations of intellectual property rights.  Furthermore, the application of laws governing intellectual property rights in the PRC and abroad is uncertain and evolving and could involve substantial risks to us.

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

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

No environmental compliance expenses were incurred in 2007 in connection with our CWM Fuel business.

RESEARCH AND DEVELOPMENT

We plan to conduct research and development (“R&D”) in the future to further develop and improve the quality of our CWM Fuel products.  However, in 2007, because we were in the beginning phase of our CWM Fuel business, we had no R&D expenses.

EMPLOYEES

In 2006, the Company had 76 employees, all of which were full time employees.  In 2007, the Company had 63 employees, all of which were full time employees.  We believe the success of our business depends, in part, on our ability to attract and retain qualified personnel, particularly qualified scientific, technical and key management personnel and we strive to have good relationships with our employees.

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

The Company’s headquarters are currently located in approximately 298 square meters of office space at Room 2205, Suite A, Zhengxin Bldg., No.5, Gaoxin 1st Road, Gao Xin District, Xi’an, Shaanxi Province, People’s Republic of China.  The Company leases this office space. We terminated the tenancy agreement for our COPO resin product manufacturing plant in December 2006.

In July 2006, the Company purchased a land use right for the property located at Yao Zhou Ou in Tongchuan City for the CWM Fuel production facility and obtained the land use right certificate for this property in December 2007.   In June 2007, the Company completed its first phrase of production facility for CWM Fuel and the facility became operational and production of CWM Fuel commenced in August 2007.

The table below provides summary descriptions of the properties used for the Company’s business operations in 2007:

Property Location	Area (sq. meters)	Lease Expiration Period	Purpose
Room 2205, Suite A, Zhengxin Bldg., No.5, Gaoxin 1st Road, Gao Xin District, Xi’an, Shaanxi Province, People’s Republic of China	248	June 15, 2010	Company headquarters
Yao Zhou Ou, Tongchuan City, People’s Republic of China	40,626	December 8, 2057	Production facility for coal water mixture - first phase of construction completed

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

In order to raise funds to support the Company’s new CWM Fuel business, on June 13, 2006, the Company signed a property transfer agreement with Hanzhong Si Xiong Ke Chuang Business Company Limited (“Buyer”), a company controlled by Yanjun Zhao, a Company shareholder, to dispose of the above-described leasehold properties together with the leasehold improvement at the cash consideration of approximately $2,450,000.  According to the property transfer agreement, the cash consideration would be settled by installment with the last installment on or before March 31, 2007 and the title of the property will be passed to buyer upon receipt of the 95% of the total consideration due to the Company under the property transfer agreement.  As of December 31, 2007, the Company has received $1,507,000 in connection with this property transfer transaction.

On March 25, 2007, the Company and the Buyer entered into a supplementary agreement whereby the Company agreed to transfer the title of the properties to the Buyer upon the Buyer’s payment of the remaining balance to the Company on or before May 31, 2007.  On June 21, 2007, the Company and the buyer entered into another extension agreement with the Buyer whereby the Company extended the date for payment of the remaining balance and transfer of the title of properties to the buyer to on or before October 31, 2007.  On March 6, 2008, the Company entered a supplementary agreement whereby the Company agreed to transfer the title of the properties before May 31, 2008 and the Buyer agreed to pay the Company the balance of the purchase price owed within one month after the transfer of property title.

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

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is not listed on any stock exchange. The common stock is traded over-the-counter on the Over-the-Counter Electronic Bulletin Board under the symbol "SCLX".  The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years (for fiscal year ended December 31), as reported by the Over-the-Counter Electronic Bulletin Board.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	LOW	HIGH
2007
Fourth Quarter	$0.15	$0.35
Third Quarter	$0.20	$1.01
Second Quarter	$0.45	$1.01
First Quarter	$0.60	$1.05

2006
Fourth Quarter	$0.00	$0.80
Third Quarter	$0.13	$0.16
Second Quarter	$0.14	$0.15
First Quarter	$0.10	$0.14

As of April 11, 2008, there were 1,614 stockholders of record of our common stock.

DIVIDENDS

We have never paid any dividends on the Common Stock or the Preferred Stock whereas our VIE Shaanxi Suoang paid $499,590 in 2006 and nil in 2007.  We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends in the foreseeable future.

TRANSFER AGENT

Our transfer agent is Signature Stock Transfer, Inc., 2301 Ohio Drive - Suite 100, Plano, Texas 75093.  Their telephone number is (972) 612-4120.

EQUITY COMPENSATION PLAN INFORMATION

We currently do not have any effective equity compensation plans.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not have any sales of unregistered securities during the year ended December 31, 2007.

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

Effective on August 15, 2007, the Company merged with its wholly owned subsidiary, Sino Clean Energy Inc., pursuant to Articles of Merger that the Company filed with the Nevada Secretary of State. The merger was in the form of a parent/subsidiary merger, with the Company as the surviving corporation.  In accordance with Section 92A.180 of the Nevada Revised Statutes, shareholder approval of the merger was not required. Upon completion of the merger, the Company’s name has been changed to “Sino Clean Energy Inc.” and the Company’s Articles of Incorporation have been amended to reflect this name change.  We changed our name to better reflect the direction and business of the Company.

The Board of Directors of the Company also authorized and approved a 3-for-1 forward stock split (“Stock Split”) of its issued and outstanding shares of common stock, par value $0.001 per share (“Common Stock”) by way of share dividend, effective on August 15, 2007.  To effect the Stock Split, the Company authorized the issuance of two shares of common stock for each one outstanding share of common stock held by the shareholders of record on August 15, 2007.

Immediately prior to the Stock Split, the Company had 28,227,250 shares of common stock issued and outstanding. After giving effect to the Stock Split, the Company has approximately 84,681,750 shares of common stock issued and outstanding.  The Company's common stock was quoted for trading on a post-split basis on Nasdaq’s Over-the-Counter Bulletin Board under the new trading symbol “SCLX” on August 21, 2007.

Significant Accounting Policies

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

Revenue recognition

Revenues of the Company include sales of the Company’s Coal Water Mixture, which have been classified as continuing operations, and COPO resin product sales, which have been classified as discontinued operations. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Revenues are presented net of value added tax (VAT). No return allowance is made as products are normally not returnable upon acceptance by the customers.

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

Restatement of 2006 Financial Statements

As more fully discussed in Note 2 to our Financial Statements, the Company has decided to restate its previously issued financial statements for the year ended December 31, 2006.  The Company’s determination to restate these previously issued financial statements arose from the following adjustments:

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

The schedules under Note 2 to our financial statements under Item 7 herein show the impact of the above adjustments on the relevant captions from the Company’s consolidated financial statements as of December 31, 2006 and for the year then ended. The restatement will not affect net income as previously reported in the Company's 2006 Financial Statements.  Further, the Company expects that the adjustments referred to herein will not materially affect the Company's current cash position or financial condition.

RESULT OF OPERATIONS

Fiscal year ended December 31, 2007 as compared to fiscal year ended December 31, 2006

REVENUES.  Revenues from our continuing operations consist of revenues from our CWM Fuel business.  During the year ended December 31, 2007, we had revenues of $2,802,750 as compared to nil revenues during the year ended December 31, 2006, an increase of 100%.  This increase occurred because we commenced the operation of our CWM Fuel business in the fourth quarter of 2007.

GROSS PROFIT. Cost of goods sold, which consist of raw materials, direct labor and manufacturing overhead, were $1,785,601 for the year ended December 31, 2007 as compared to nil for the year ended December 31, 2006.  Gross profit was $1,017,149 for the year ended December 31, 2007 as compared to nil for the year ended December 31, 2006, representing gross margins of approximately 36% and nil, respectively.  The increase in gross profit of the Company is attributable to the commencement of our new CWM Fuel business during the 2007 fiscal year.

SELLING EXPENSES. Selling expenses for our continuing operations totaled $46,628 for the year ended December 31, 2007 as compared to nil for the year ended December 31, 2006, an increase of approximately 100%.  This increase is mainly due to freight charges and labor costs related to our CWM Fuel business which commenced in 2007.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for continuing operations totaled $607,733 for the year ended December 31, 2007 as compared to $263,256 for the year ended December 31, 2006, an increase of approximately 131%.  This increase is primarily attributable to an increase in staff costs, entertainment expenses and amortization expenses due to the commencement of our CWM Fuel business.

OTHER INCOME (EXPENSES).  Other Income consists primarily of rental income, interest income, commission income and a government grant, and the Company had other expenses in 2006 consisting of the Company’s merger costs in 2006.  For the year ended December 31, 2007, other income was $956,713 as compared to other expenses of $184,581.  The $1,114,294 increase in other income is attributable to commission received by the Company in 2007 for acting as an agent for a boiler manufacturer and also a government subsidy grant in relation to the Company’s coal water mixture operation.

NET INCOME. We had a net income from our continuing operations of $1,259,833 for the year ended December 31, 2007 as compared to a net loss of $535,017 for the year ended December 31, 2006.  The increase in net income was caused by the commencement of our CWM Fuel business.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2007, we generated cash from operating activities of $349,014, as compared to use of $330,685 for the year ended December 31, 2006.  This increase is due mainly to our net profit and the disposal of operating assets of our discontinued operation.

The Company’s expenditure in investing activities was $2,017,532 for the year ended December 31, 2007 as compared to $54,150 for the same period in 2006.  On the other hand, we used $206,439 for financing activities during the year ended December 31, 2007 (as compared to $3,987,278 generated from financing activities during the same period in 2006).

As of December 31, 2007, the Company had cash of $2,832,132.  Our total current assets were $7,211,926 and our total current liabilities were $2,581,418, which resulted in a net working capital of $4,630,508.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

We have certain commitments that include future payments. We have presented below a summary in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

	Payments Due by Period

	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:
Capital Lease Obligations	$291,121	291,121	--	--	--
Operating Leases	$48,312	19,008	19,008	10,296	--
Total Contractual Obligations:	$339,433	310,129	19,008	10,296	--

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	2007	2006

Balance sheet items, except for the registered and paid-up capital, as of December 31	USD0.137:RMB1	USD0.128:RMB1
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the years ended December 31	USD0.132:RMB1	USD0.126:RMB1

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

We recently ceased operations of our COPO resin product business and the production and sale of our CWM Fuel product has just commenced.

In December 2006, we decided to solely focus on the research, development, production, marketing and sale of our CWM Fuel product and thus, in January 2007, we ceased operations and have phased out our COPO resin product business.  In early 2007, we entered into contracts for the sale of our CWM Fuel product.  We completed the first phase of the construction of our CWM Fuel manufacturing plant in June 2007, and production and delivery of our CWM Fuel product commenced in August 2007.  However, there can be no assurance that we will be able to successfully complete the construction of our CWM manufacturing plant in a timely manner.  Since we have just commenced the production and sale of our CWM Fuel, we cannot assure you that our operations will be able to generate sufficient revenue to continue our operations or that our new CWM Fuel business operations will be profitable.

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

Our revenues from the sale of the CWM Fuel will be initially derived from sales to 3 major customers, Shanxi Tongchuan Yao Zhou Jian Qin Cement Company Limited, Xi’an Li Jun Zhi Yao Factory and Shanxi Hua Yuan Paper Industry Company Limited. Given the large percentage of our revenues to be derived from our sales to these 3 major customers, any adverse developments to Shanxi Tongchuan Yao Zhou Jian Qin Cement Company Limited, Xi’an Li Jun Zhi Yao Factory and Shanxi Hua Yuan Paper Industry Company Limited business operations could have an adverse impact on our results of operations.

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

Our operations may produce significant amounts of wastewater, gas and solid waste materials.  Currently, the PRC Government is moving toward more rigorous enforcement of applicable laws and regulations as well as the adoption and enforcement of more stringent environmental standards.  Our budgeted amounts of capital expenditure for environmental regulatory compliance may not be sufficient and we may need to allocate additional funds for such purpose.  If we fail to comply with current or future environmental laws and regulations, we may be required to pay penalties or fines or take corrective actions, any of which may have a material adverse effect on our business operations and financial condition.

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

The Profitability of Our Products Depend on Our Ability to Operate Without Infringing the Proprietary Rights of Others and to Protect Proprietary Rights

We must operate without infringing the proprietary rights of third parties and without third parties circumventing our rights. The patent positions of coal and alternative energy enterprises, including ours, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved.  For example, no consistent policy has emerged regarding the breadth of energy product patent claims that are granted by the U.S. Patent and Trademark Office or enforced by the U.S. federal courts.  In addition, the scope of the originally claimed subject matter in a patent application can be significantly reduced before a patent is issued. The biotechnology patent situation outside the U.S. is even more uncertain and is currently undergoing review and revision in many countries. For our products, which have or in the future may have, obtained patent protection, their profitability may depend in part on our ability to obtain and maintain patents and licenses and preserve trade secrets, and the period our intellectual property remains exclusive.  Because patent applications are maintained in secrecy in some cases, we cannot be certain that we or our licensors are the first creators of inventions described in our pending patent applications or patents or the first to file patent applications for such inventions.

Other companies may independently develop similar products and design around any patented products we develop.

We cannot assure you that:

●	any of our patent applications will result in the issuance of patents;

●	we will develop patentable products;

●	the patents which we may be issued will provide us with any competitive advantages;

●	the patents of others will not impede our ability to do business; or

●	third parties will not be able to circumvent any patents we obtain in the future.

A number of coal-based products companies, alternative energy companies, research and academic companies and institutions have developed technologies, filed patent applications or received patents on technologies that may relate to our business. If these technologies, applications or patents conflict with ours, our ability to sell our products may be curtailed. If patents that cover our activities are issued to other companies, we may not be able to obtain licenses at a reasonable cost, or at all. We may also be unable to develop our technology, or introduce, manufacture or sell current or future products we have planned.

Patent litigation is becoming widespread in the alternative energy industry. Such litigation may affect our efforts to form collaborations, to conduct research or development, to conduct clinical testing or to manufacture or market any products under development. There are no assurances that our patents would be held valid or enforceable by a court or that a competitor’s technology or product would be found to infringe our patents in the event of patent litigation. Our business could be materially affected by an adverse outcome to such litigation. We could incur substantial costs and devote significant management resources to defend our patent position or to seek a declaration that another company’s patents are invalid.

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

Competitors May Develop and Market Products That Are Less Expensive, More Effective or Safer, Making Our Products Obsolete or Uncompetitive

Some of our competitors and potential competitors have greater product development capabilities and financial, scientific, marketing and human resources than we do. Technological competition from other alternative energy, and coal-based product companies is intense and is expected to increase.  Other companies have developed technologies that could be the basis for competitive products. Some of these products may be produced with an entirely different approach or may be manufactured differently than the products we are developing. Alternative products may be developed that are more effective and are less costly than our products. Competitors may succeed in developing products earlier than us, obtaining approvals and clearances for such products more rapidly than us, or developing products that are more effective than ours. Over time, our technology or products may become obsolete or uncompetitive.

Our Products May Not Gain Market Acceptance

Our products may not gain market acceptance in the coal-based products and alternative energy community. The degree of market acceptance of any product depends on a number of factors, including establishment and demonstration of our products’ efficacy and safety, cost-effectiveness, advantages over alternative products, and marketing and distribution support for the products. Limited information regarding these factors is available in connection with our products or products that may compete with ours.

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

The PRC government regulates the coal and other energy industries including foreign ownership of, and the licensing and permit requirements pertaining to, companies in these industry. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to PRC government regulation of our industry include the following:

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

The interpretation and application of existing PRC laws, regulations and policies and possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, alternative energy businesses in China, including our business.

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

Our principal shareholders and their affiliated entities will own approximately 33% of our outstanding ordinary shares, representing approximately 33% of our voting power. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors may be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, a large number  of shares and voting control presently lie with these principal shareholders and their affiliated entities.  As such, it would be difficult for shareholders to propose and have approved proposals not supported by management.  There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all shareholders of the company.

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

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly operating results;

●	changes in financial estimates by securities research analysts;

●	conditions in alternative energy and coal-based product markets;

●	changes in the economic performance or market valuations of other alternative energy and coal-based products companies;

●	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	addition or departure of key personnel;

●	fluctuations of exchange rates between RMB and the U.S. dollar;

●	intellectual property litigation; and

●	general economic or political conditions in China.

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

We are subject to reporting obligations under the U.S. securities laws.  The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting.  In addition, an independent registered public accounting firm will have attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting in future periodic reports. Our management may conclude that our internal controls over our financial reporting are not effective.  Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.  Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud.  As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock.  Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

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

SINO CLEAN ENERGY INC.
(FORMERLY CHINA WEST COAL ENERGY INC.)
AND SUBSIDIARIES

Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

SINO CLEAN ENERGY INC.
(FORMERLY CHINA WEST COAL ENERGY INC.)
AND ITS SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sino Clean Energy Inc. (formerly known as China West Coal Energy, Inc.)

We have audited the accompanying balance sheets of Sino Clean Energy Inc. (formerly known as China West Coal Energy, Inc.) and subsidiaries as of December 31, 2007 and 2006, and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended.  Sino Clean Energy Inc. (formerly known as China West Coal Energy, Inc.)’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino Clean Energy Inc. (formerly known as China West Coal Energy, Inc.) and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheet as of December 31, 2006 and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended which were previously audited by other independent accountants, to correct certain accounting errors that were detected after the original issuance of those consolidated financial statements.

(Signed) Yu and Associates CPA Corporation

Arcadia, California
March 26, 2008

Sino Clean Energy Inc.
(Formerly China West Coal Energy Inc.) and Subsidiaries
Consolidated Balance Sheets
(Amounts expressed in U.S. Dollars)

ASSETS

	December 31,
	2007	2006
		(As restated)
Current assets
Cash and cash equivalent	$2,832,132	$4,450,557
Accounts receivable, net (Note 3(d))	1,068,303	-
Amounts due from directors (Note 17(a))	-	206,186
Deposits and prepayments (Note 6)	2,542,929	1,830,769
Other receivables	138,523	39,071
Loan to related party (Notes 7 and 17(a))	-	411,970
Prepaid land use right - current portion (Note 10)	36,285	30,944
Government grant receivable (Note 8)	411,000	-
Assets on discontinued operation
Accounts receivable, net (Note 3(d))	-	750,635
Other receivable - related (Note 17(c))	141,795	256,200
Inventories	-	14,952
Others	-	89,670
Inventories	40,959	-

Total current assets	7,211,926	8,080,954

Property, plant and equipment, net (Note 9)	5,435,804	2,958,868
Prepaid land use right - non current portion (Note 10)	1,718,744	1,500,773
Intangible assets, net (Note 11)	1,478	1,632

Total assets	$14,367,952	$12,542,227

The accompanying notes are an integral part of these financial statements.

Sino Clean Energy Inc.
(Formerly China West Coal Energy Inc.) and Subsidiaries
Consolidated Balance Sheets
(Amounts expressed in U.S. Dollars)
	December 31,
	2007	2006
		(As restated)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable - trade	$41,827	$-
Accounts payable - discontinued operation	-	864,787
Accrued expenses and other payables (Note 12)	893,732	372,125
Amount due to a director (Note 17(a))	8,527	20,702
Taxes payable	130,332	92,744
Deposit on sales of property (Note 17 (d))	1,507,000	1,409,100

Total current liabilities	2,581,418	2,759,458

Minority interest	352,789	94,748

Commitments and Contingencies (Note 18)

Shareholders' Equity
Preferred stock, $0.001 par value,
50,000,000 shares authorized,
nil issued and outstanding	$-	$-
Common stock, $0.001 par value,
200,000,000 shares authorized,
84,681,750 issued and outstanding (Note 16)	84,682	84,682
Additional paid-in capital	9,153,174	9,153,174
Retained earnings (Accumulated deficits)	686,482	(330,456)
Statutory reserves (Note 13)	348,309	348,309
Accumulated other comprehensive income	1,161,098	432,312

Total shareholders' equity	11,433,745	9,688,021

Total liabilities and shareholders' equity	$14,367,952	$12,542,227

The accompanying notes are an integral part of these financial statements.

Sino Clean Energy Inc.
(Formerly China West Coal Energy Inc.) and Subsidiaries
Consolidated Statements of Income (Operations) and Other Comprehensive Income
For the years ended December 31, 2007 and 2006
(Amounts expressed in U.S. Dollars)

	Year ended December 31,
	2007	2006
		(As restated)

Revenue	$2,802,750	$-

Cost of goods sold	(1,785,601)	-

Gross profit	1,017,149	-

Selling expenses	46,628	-
Research and development expenses	-	37,718
General and administrative expenses	607,733	263,256

Income (loss) from operations	362,788	(300,974)

Other income (expenses)
Merger cost	-	(575,000)
Rental income, net of outgoings	257,462	329,741
Commission income	281,077	-
Interest income	16,747	60,678
Other income	4,426	-
Government grant	397,001	-

Total other income (expenses)	956,713	(184,581)

Income (loss) from continuing operations before
provision for income taxes and minority interest	1,319,501	(485,555)

Provision for income taxes on
continuing operations(Note 15)	59,668	49,462

Net income (loss) from continuing operations
before minority interest	$1,259,833	$(535,017)

The accompanying notes are an integral part of these financial statements.

Sino Clean Energy Inc.
(Formerly China West Coal Energy Inc.) and Subsidiaries
Consolidated Statements of Income (Operations) and Other Comprehensive Income
For the years ended December 31, 2007 and 2006
(Amounts expressed in U.S. Dollars)

	Year ended December 31,
	2007	2006
		(As restated)

Discontinued operations (Note 14)
Income from operations of discontinued
component	-	866,490
Loss on disposal of discontinued
operations assets	-	(291,266)
Income tax expenses	-	(165,021)
Net income from discontinued operations	-	410,203

Net income (loss) before minority interest	1,259,833	(124,814)

Minority interest	(242,895)	32,794

Net income (loss)	1,016,938	(92,020)

Other comprehensive income
Foreign currency translation adjustment	728,786	306,718

Comprehensive income	$1,745,724	$214,698

Weight average number of shares
- Basic and diluted	84,681,750	84,681,750

Income (loss) per common share (Note 16)
- Basic and diluted
- From continuing operation	$0.012	$(0.005)
- From discontinuing operation	-	0.004
- Net income (loss)	$0.012	$(0.001)

The accompanying notes are an integral part of these financial statements.

Sino Clean Energy Inc.
(Formerly China West Coal Energy Inc.) and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Amount expressed in U.S. Dollars except number of shares)

						(Accumulated	Accumulated
	Common stock (par value $0.1208)		Additional	Statutory	Statutory	deficits) /	other
			paid-in	capital	welfare	Retained	comprehensive
	Shares	Amount	Capital	reserves	reserves	earnings	income	Total

Balance, January 1, 2006	39,000,000	$4,712,137	$84,759	$106,247	$53,124	$447,982	$125,594	$5,529,843

Capital injection of subsidiaries	-	-	4,440,960	-	-	-	-	4,440,960
Exchange to share prior recapitalization	(39,000,000)	(4,712,137)	4,712,137	-	-	-	-	-
Acquired on capitalization (at par $0.001)	2,712,000	2,712	(2,712)	-	-	-	-	-
Cancellation of share (at par $0.001)	(1,154,350)	(1,154)	1,154	-	-	-	-	-
Recapitalization (at par $0.001)	26,669,600	26,669	(26,669)	-	-	-	-	-
Three for one forward stock split	56,454,500	56,455	(56,455)	-	-	-	-	-
Net loss	-	-	-	-	-	(92,020)	-	(92,020)
Transfer to reserve	-	-	-	123,849	62,979	(186,828)	-	-
Dividend	-	-	-	-	-	(499,590)	-	(499,590)
Foreign currency translation gain	-	-	-	2,110	-	-	306,718	308,828

Balance, December 31, 2006	84,681,750	$84,682	$9,153,174	$232,206	$116,103	$(330,456)	$432,312	$9,688,021

Net income	-	-	-	-	-	1,016,938	-	1,016,938
Foreign currency translation gain	-	-	-	-	-	-	728,786	728,786

Balance, December 31, 2007	84,681,750	$84,682	$9,153,174	$232,206	$116,103	$686,482	$1,161,098	$11,433,745

The accompanying notes are an integral part of these financial statements.

Sino Clean Energy Inc.
(Formerly China West Coal Energy Inc.) and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts expressed in U.S. Dollars)

	Year ended December 31,
	2007	2006
		(As restated)
Cash flows from operating activities:
Net income (loss)	$1,016,938	$(92,020)
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
Minority Interest	242,895	(32,794)
Depreciation and amortization	138,130	289,281
Impairment of plant and machinery	-	170,166
Loss on disposal of patent	-	291,265
Provision for doubtful debts	-	444
(Increase) decrease in assets:
Accounts receivable	(1,031,916)	-
Deposits and prepayments	(566,006)	(1,672,328)
Other receivables	(132,839)	-
Assets on discontinued operation
Accounts receivable, net	775,444	(88,721)
Other receivable	168,064	(251,187)
Inventories	14,079	24,351
Others	89,670	(89,670)
Inventories	(38,197)	-
Prepaid rental	-	59,520
Increase (decrease) in liabilities:
Accounts payable	40,403	-
Accounts payable - Discontinued operation	(893,369)	784,569
Accrued expenses and other payable	495,634	186,956
Taxes payables	30,084	89,483
Net cash provided (used in) operating activities	349,014	(330,685)

The accompanying notes are an integral part of these financial statements.

Sino Clean Energy Inc.
(Formerly China West Coal Energy Inc.) and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts expressed in U.S. Dollars)

Cash flows from investing activities:
Repayment of (advance to)
loan from related party	411,970	(27,206)
Payment for prepaid land use right	(112,908)	(1,506,924)
Purchase of property, plant and equipment	(2,316,594)	(503,772)
Proceeds from disposal of intangible assets	-	251,905
Proceeds from sale of investments	-	346,369
Deposit on sales of property	-	1,385,478
Net cash used in investing activities	(2,017,532)	(54,150)

Cash flows from financing activities:
Repayment from (advance to) a director	220,511	(82,841)
(Repayment to) advance from a director	(15,950)	20,702
Dividend paid	-	(499,590)
Government grant receivable	(411,000)	-
Capital contribution by subsidiaries	-	4,549,007
Net cash (used in) provided by financing activities	(206,439)	3,987,278

Effect of foreign currency translation	256,532	156,846

Net (decrease) increase in cash and cash equivalents	(1,618,425)	3,759,289

Cash and cash equivalents, beginning of year	4,450,557	691,268

Cash and cash equivalents, end of year	$2,832,132	$4,450,557

Interest paid	$-	$-

Income taxes paid	$92,654	$126,119

The accompanying notes are an integral part of these financial statements.

Sino Clean Energy Inc.
(Formerly China West Coal Energy Inc.) and Subsidiaries
Notes to Consolidated Financial Statements

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

In 2006, the Company had principally been engaged in production and sales of coal-polymer (“COPO”) resin products. In December 2006, the Company decided to cease its operations in COPO products manufacturing and shift all of its resources toward the production and sale of “coal-water mixture” products.

2.           RESTATEMENT OF 2006 FINANCIAL STATEMENTS

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

(2)	The Company has also reclassified various amounts to conform to the proper presentation.

(3)	The Company has retroactively adjusted the common stock by deeming that the three for one forward stock split on August 20, 2007 as of the beginning of the earliest period presented.

(4)	The Company incorrectly classified bank charges as finance cost.

The following schedules show the impact of the above adjustments on the relevant captions from the Company’s consolidated financial statements as of December 31, 2006 and for the year then ended.

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2006

	As previously reported	Adjustments			As restated
		Amount	No.
ASSETS
Current Assets
Cash and cash equivalent	$4,450,557				$4,450,557
Amounts due from directors	206,186				206,186
Deposits and prepayments	1,830,769				1,830,769
Other receivables	-	39,071	(3)		39,071
Loan to related party	411,970				411,970
Prepaid land use right – current portion	-	30,944	(3)		30,944
Assets on discontinued operation
Accounts receivable	-	750,635	(3)		750,635
Other receivables	-	256,200	(3)		256,200
Inventories	-	14,952	(3)		14,952
Others	-	89,670	(3)		89,670
Discontinued operations	3,485,462	(3,485,462)	(1	)(3)	-
Total current assets	10,384,944	(2,303,990)			8,080,954
Non-current Assets
Property, plant and equipment, net	623,934	2,334,934	(1)		2,958,868
Prepaid land use right	-	1,500,773	(3)		1,500,773
Intangible assets, net	1,533,349	(1,531,717)	(3)		1,632
Total Assets	$12,542,227	-			$12,542,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable - discontinued operation	-	864,787	(3)		864,787
Accrued expenses and other payables	$372,125				372,125
Amount due to a director	20,702				20,702
Deposit on sales of property	-	1,409,100	(1)		1,409,100
Taxes payable	-	92,744	(3)		92,744
Discontinued operations	2,366,631	(2,366,631)	(3)		-
Total current liabilities	2,759,458	-			2,759,458
Minority interest	94,748				94,748
Shareholders’ equity
Common stock	28,227	56,455	(5)		84,682
Additional paid-in capital	9,209,629	(56,455)	(5)		9,153,174
Statutory reserves	348,309				348,309
Accumulated other comprehensive income	432,312				432,312
Accumulated deficit	(330,456)				(330,456)
Total shareholders’ equity	9,688,021				9,688,021
Total liabilities and shareholders’ equity	$12,542,227	-			$12,542,227

CONSOLIDATED INCOME STATEMENT FOR THE YEAR ENDED DECEMBER 31, 2006

	As previously reported	Adjustments		As restated
		Amount	No.

Revenue	$-			$-
Cost of goods sold	-			-
Gross profit	-			-
Operating expenses
Research and development	37,718			37,718
General and administrative	263,174	82	(5)	263,256

Loss from operations	(300,892)			(300,974)
Other income (expenses)
Merger costs	(575,000)			(575,000)
Rental income, net	-	329,741	(1)	329,741
Interest income	60,678			60,678
Finance costs	(82)	(82)	(5)	-
Total other income (expenses)	(514,404)	329,741		(184,581)
Loss from continuing operations before income taxes	(815,296)	329,741		(485,555)
Provision for income taxes	-	(49,462)	(1)	(49,462)
Net loss from continuing operations	(815,296)	280,279		(535,017)
Income from discontinued operations, net of taxes	690,482	(280,279)	(1)	410,203
Net loss before minority interest	(124,814)	-		(124,814)
Minority interest	32,794			32,794
Net loss	$(92,020)	-		$(92,020)

Basic and diluted income (loss) per common share:
From continuing operations	$(0.029)	$0.024	(3)	$(0.005)
From discontinued operations	$0.024	$(0.020)	(3)	$0.004
Net loss	$(0.005)	$0.004		$(0.001)

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation and consolidation

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

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers' balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year. As of December 31, 2007 and 2006, accounts receivable were net of allowances of $5,368 and $3,772, respectively

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

Sino Clean Energy Inc.
(Formerly China West Coal Energy Inc.) and Subsidiaries
Notes to Consolidated Financial Statements

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

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis.  Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company had other comprehensive income of $728,786 and $306,718 for the years ended December 31, 2007 and 2006, respectively.  The other comprehensive income arose from the changes in foreign currency exchange rate.

k.	Fair value of financial instruments

The Company believes that the carrying values of its cash and cash equivalents, accounts receivable, accounts payable, other receivables and other payables as of December 31, 2007 and 2006 approximate to their respective fair values due to the short-term nature of those instruments.

l.	Revenue recognition

Revenues of the Company include sales of coal water mixture for the year ended December 31, 2007 and COPO resin product sales which have been classified as discontinued operations for the year ended December 31, 2006.

Sales and commission income are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.  Revenues are presented net of value added tax (VAT).  No return allowance is made as products are normally not returnable upon acceptance by the customers.

Sino Clean Energy Inc.
(Formerly China West Coal Energy Inc.) and Subsidiaries
Notes to Consolidated Financial Statements

m.	Advertising expenses

Advertising expenses are expensed to operations in the years incurred.  The Company incurred advertising expenses of $Nil and $986 for the years ended December 31, 2007 and 2006, respectively.

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

The reporting currency of the Company is the United States Dollars.  All assets and liabilities accounts have been translated into United States Dollars using the current exchange rate at the balance sheet date. Capital stock is recorded at historical rates.  Revenue and expenses are translated using the average exchange rate in the period.  The resulting gain and loss has been reported as other comprehensive income within the shareholder's equity.

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

Sino Clean Energy Inc.
(Formerly China West Coal Energy Inc.) and Subsidiaries
Notes to Consolidated Financial Statements

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

The FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” in June 2006.  This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for the Company in the first quarter of 2008.  The Company anticipates that the adoption of this standard will not have a material effect on its financial statements.

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

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair values. SFAS 159 is effective for fiscal years after November 15, 2007.  The Company is currently evaluating the impact that the adoption SFAS 159 would have on its financial statements.

Sino Clean Energy Inc.
(Formerly China West Coal Energy Inc.) and Subsidiaries
Notes to Consolidated Financial Statements

On March 19, 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. "Use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. This has led to concerns among investors that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide enough information about how these instruments and activities affect the entity’s financial position and performance," explained Kevin Stoklosa, project manager. "By requiring additional information about how and why derivative instruments are being used, the new standard gives investors better information upon which to base their decisions." The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Management is currently evaluating the effect of this pronouncement on the financial statements.

4.           CONCENTRATION OF CREDIT RISK

a.
Financial instruments that potentially expose the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivable.  The Company performs ongoing evaluations of their cash position and credit evaluations to ensure collections and minimize losses.

b.	As of December 31, 2007 and 2006, the Company's bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

c.	For the years ended December 31, 2007 and 2006, all of the Company's sales arose in the PRC. All accounts receivable as of December 31, 2007 and 2006 also arose in the PRC.

d.	Details of the customers accounting for 10% or more of the Company’s total sales are as follows:

	Year ended December 31,
	2007	2006

Company A	$-	$1,252,276
Company B	-	1,174,336
Company C	-	1,151,996
Company D	-	748,503
Company E	865,056	-
Company F	576,221	-
Company G	499,252	-
Company H	361,373	-
Company I	321,289	-

The accounts receivable from the three customers with the largest receivable balance represents 70% and 50% of the balance of the account at December 31, 2007 and 2006, respectively. Accounts receivable at December 31, 2007 originated from the coal water mixture business. Accounts receivable originated from the COPO resin business, which was discontinued in 2007, have been reclassified to discontinued operations.

Sino Clean Energy Inc.
(Formerly China West Coal Energy Inc.) and Subsidiaries
Notes to Consolidated Financial Statements

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

6.           DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following,

	December 31,
	2007	2006
Prepayment for construction in progress and machinery purchases	$908,561	$1,827,932
Purchase security deposit	1,609,750	-
Prepaid expenses	22,600	-
Rental deposit and prepaid	-	1,902
Other	2,018	935

	$2,542,929	$1,830,769

7.           LOAN TO RELATED PARTY

An interest-bearing loan has been lent to a related company, Shaanxi Hanzhong New Century Real Estate Company Limited, which was controlled by a shareholder.  The loan was lent with a term of five years from November 5, 2002 to November 5, 2007 and bears interest at 7.2% per annum. A majority shareholder of the Shaanxi Suo'ang, Shaanxi Hanzhong Blue Tide Costumes Group Corporation Limited, guaranteed the repayment of this loan with all of its assets and issued a commitment letter to Shaanxi Suo'ang.  The loan was repaid in 2007.

8.	GOVERNMENT GRANT RECEIVABLE

The amount represents a subsidy from the Provincial Government.  The subsidy is unconditional and was received in the first quarter of 2008.

9.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following,

	December 31,
	2007	2006
		(As restated)

Construction in progress	$119,169	$580,614
Buildings	3,806,628	2,326,315
Leasehold improvements	232,900	217,770
Plant and machinery	1,596,161	-
Office equipment	65,414	57,771
Motor vehicles	127,935	119,624

	5,948,207	3,302,094
Less: Accumulated depreciation and amortization	(512,403)	(343,226)

	$5,435,804	$2,958,868

Sino Clean Energy Inc.
(Formerly China West Coal Energy Inc.) and Subsidiaries
Notes to Consolidated Financial Statements

Construction in progress included above was the construction of buildings, production lines and machinery for the “Coal-water mixture” business.

The depreciation expenses on property, plant and equipment for the year ended December 31, 2007 and 2006 were $169,177 and $194,633, respectively.

10.           PREPAID LAND USE RIGHT

The Company has recorded as prepaid land use rights the costs paid to acquire a long-term interest to utilize the land underlying the building and production facility for its “coal-water mixture” business.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are amortized on the straight-line method over the term of the land use rights of 50 years.

The lease expenses on prepaid land use right for the years ended December 31, 2007 and 2006 was $36,285 and $15,213, respectively.  The lease expenses of the prepaid land use rights over each of the next five years and thereafter is $181,425.

11.           INTANGIBLE ASSETS

Intangible assets consist of the following,

	December 31,
	2007	2006
		(As restated)

Accounting software	$1,959	$1,835
Less: Accumulated amortization	(481)	(203)

	$1,478	$1,632

The amortization expenses on intangible assets for the years ended December 31, 2007 and 2006 were $278 and $94,648, respectively.

12.           ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of,
	December 31,
	2007	2006

Accrued operating expenses	$471,988	$255,082
Prepaid land use right payable	133,731	-
Accrued staff welfare	71,706	52,993
Construction in progress payable	90,140	-
Non-interest bearing loan	68,627	-
Advance from customer	54,800	-
Other payables	2,740	64,050

	$893,732	$372,125

Sino Clean Energy Inc.
(Formerly China West Coal Energy Inc.) and Subsidiaries
Notes to Consolidated Financial Statements

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

d.	Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

Statutory reserves consist of the following as of,
	December 31,
	2007	2006

Statutory capital reserve	$232,206	$232,206
Statutory common welfare fund	116,103	116,103

	$348,309	$348,309

Sino Clean Energy Inc.
(Formerly China West Coal Energy Inc.) and Subsidiaries
Notes to Consolidated Financial Statements

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

Accordingly, the table below presents the revenue and expenses of the COPO resin products segment as income from discontinued operations.

	December 31,
	2007	2006

Revenue	$-	$7,253,887
Cost of goods sold	-	5,434,301

Gross profit	-	1,819,586
Operating expenses
Selling expenses	-	285,235
General and administrative expenses	-	354,161
Income from operations	-	1,180,190
Other expenses
Plant and machinery impairment	-	170,166
Loss on disposal of patent (Note 17(c))	-	291,266
Other	-	143,534
Total other expenses	-	604,966

Income from discontinued operations	-	575,224
Provision for income taxes (Note 15)	-	(165,021)

Net income from discontinued operations	$-	$410,203

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

The Company and Hangson are not subject to any income taxes as the companies had no income for fiscal years 2007 and 2006.

The income tax expense for the years ended December 31, consisted of the following:

	December 31,
	2007	2006

Current – PRC Enterprise Income Tax	$59,668	$214,483
Deferred	-	-

Total income tax expenses	59,668	214,483

Sino Clean Energy Inc.
(Formerly China West Coal Energy Inc.) and Subsidiaries
Notes to Consolidated Financial Statements

Continuing operations	$59,668	49,462
Discontinued operations (Note 14)	-	165,021

Total income tax expenses	59,668	214,483

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

	December 31,
	2007	2006

U.S. statutory rate	34%	34%
Foreign income not recognized in U.S.	(34%)	(34%)
Non-deductible expenses and other	-	224%
Tax holiday	(10%)	-
PRC preferential income tax rate	15%	15%

Effective tax rate	5%	239%

No significant deferred tax liabilities or assets existed as of either December 31, 2007 or 2006.

16.           EARNINGS PER SHARE

Basic earnings per share (EPS) for the years ended December 31, 2007 and 2006 were determined by dividing net income for the years by the weighted average number of common shares outstanding.

The Company has retroactively adjusted the weighted average number of common shares outstanding by deeming that the three-for-one (3:1) forward stock split on August 20, 2007 had occurred as of the beginning of the earliest period presented.

The Company did not have dilutive securities outstanding as of and during the years ended December 31, 2007 and 2006.

17.           RELATED PARTY TRANSACTIONS

a.           Related party receivables and payables

Amounts receivable from a related party and directors as of December 31, are summarized as follows:
	December 31,
	2007	2006
Loan to a related party:
Shaanxi Hanzhong New Century Real Estate Company Limited (Note 7)
Principal	$-	$384,300
Interest receivable	-	27,670
	$-	$411,970

Amounts due from directors:
Mr. Baowen Ren, also a shareholder of the Company	$-	$144,698
Mr. Peng Zhou, also a minority shareholder of the Company’s subsidiary	-	61,488
	$-	$206,186
	December 31,
	2007	2006
Amount due to a director:
Mr. Peng Zhou, also a minority shareholder of the Company’s subsidiary	$8,527	$20,702

Sino Clean Energy Inc.
(Formerly China West Coal Energy Inc.) and Subsidiaries
Notes to Consolidated Financial Statements

Balance with Shaanxi Hanzhong New Century Real Estate Company Limited represented an interest bearing loan which was fully described in Note 7.

Balances with Mr. Baowen Ren and Mr. Peng Zhou represent cash advances by the Company.  These balances are interest free and unsecured and have no fixed repayment dates.  The balances were repaid in 2007.

b.           Guarantee given by a shareholder

A majority shareholder of the Company, Shaanxi Hanzhong Blue Tide Costumes Group Corporation Limited, has guaranteed the repayment of the long-term interest bearing loan advanced to a related company, Shaanxi Hanzhong New Century Real Estate Company Limited, controlled by Mr. Yang Feng as more fully described in Note 7 and above.

c.           Disposal of patent

In 2006, the Company disposed of the patent related to the discontinued COPO resin product operations to a related company for a consideration of $256,200.  A loss on disposal of $291,266 was recorded (Note 14). The balance remains outstanding as of December 31, 2007 was $141,795.

d.           Transfer of property

On June 13, 2006, the Company signed a property transfer agreement with a related company, HanZhong SiXiong KeChuang Commercial Company Ltd., which is controlled by the shareholder of the Company, Mr. Yanjun Zhao to dispose of the Company’s leasehold properties together with the leasehold improvements for an aggregate cash consideration of approximately $2,450,000.  The agreed price is $120,000 lower then the evaluated value according to an appraisal report issued by an independent professional valuer, Xi'An Zheng Heng Assets Valuation Company Ltd. because the property title did not transfer from the property developer to the Company as more fully described in note 18(c).  Up to December 31, 2007, amount $1,507,000 was received and recorded as deposit on sale of property in the balance sheet.

On March 25, 2007 and June 21, 2007, the Company and the buyer entered into the extension agreements whereby the Company extended the date for payment of the remaining balance and transfer of the title of properties to the buyer to on or before May 31, 2007 and October 31, 2007 respectively.  On March 6, 2008, the Company entered a supplementary agreement whereby the Company agreed to transfer the title of the properties before May 31, 2008 and the buyer will pay the Company within one month after the transfer of property title.

18.           COMMITMENTS AND CONTINGENCIES

a.	Capital expenditure commitments

During the fiscal year 2007, the Company entered into various contracts for the construction of a new plant for its coal water mixture business.  Furthermore, the Company also entered into several contracts to purchase machinery.

The Company's commitments for capital expenditure as of December 31, 2007 are as follows:

Contracted but not accrued for:

Purchase of machinery	$291,121

Sino Clean Energy Inc.
(Formerly China West Coal Energy Inc.) and Subsidiaries
Notes to Consolidated Financial Statements

b.	Operating lease commitments

As of December 31, 2007, the Company’s total future minimum lease payments under non-cancelable operating leases to be paid in each of the five succeeding years are as follows:

Periods ending December 31,
2008	$19,008
2009	19,008
2010	10,296
2011 and thereafter	-
Total Operating Lease Commitments	$48,312

c.	Real estate title certificate of the leasehold property

The Company has not obtained the real estate title certificate for its leasehold property with a carrying value of $2,234,828 as of December 31, 2007 and located in the PRC.  As discussed in Note 17(d), the Company has entered into a signed a property transfer agreement to dispose of this property.

In the event that the Company fails to transfer the real estate title certificate to the buyer, there is a risk that the Company might be subject to penalties.  However, management believes that this possibility is remote.

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

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURE

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities and Exchange Act of 1934, or the Exchange Act.  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007, and have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, i, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon, and as of the date of this evaluation, our management concluded that our internal control over financial reporting was not effective.

Our management has identified material weaknesses, as described below, and therefore has concluded that our internal controls over financial reporting were not effective as of December 31, 2006 and 2007.  In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2007, the Company’s management concluded that the deficiencies described below resulted in a material weakness in our internal controls over our ability to produce financial statements free from material misstatements:

1.
The operation of the Chinese subsidiaries is in China, hence the presentation of their financial statements does not fully comply with the U.S. GAAP.  The Company had insufficient resources to perform the accounting and financial reporting functions and such resources lacked the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and were inadequately supervised.  The lack of sufficient and adequately trained accounting and finance personnel resulted in an ineffective segregation of duties relative to key financial reporting functions; and

2.	Lack of timely identification, research and resolution of accounting issues and lack of documentation of consideration of recent accounting pronouncements.

The Company's management has identified the steps necessary to address the material weaknesses existing as of 2006 described above, as follows:

1.
Hiring additional accounting and operations personnel and engaging outside contractors with technical accounting expertise to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions;

2.
Involving both internal accounting and operations personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction;

3.	Documenting to standards established by senior accounting personnel and the principal accounting officer the review, analysis and related conclusions with respect to complex, non-routine transactions;

4.	Requiring senior accounting personnel and the principal accounting officer to review complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions.

 The Company will begin to execute the remediation plans identified above in the first fiscal quarter of 2008.

 This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

         There were no changes in out internal controls over financial reporting that occurred during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Baowen Ren	39	CEO, President and Chairman of the Board
Wenjie Zhang	36	Director
Peng Zhou	40	Director
Caixia Peng	30	Chief Financial Officer and Treasurer

Baowen Ren, 39, is the Director of Hangson Limited and has been Chairman of the Board of Shaanxi Suo’ang Biological Science & Technology, Co., Ltd. (“Shaanxi Suo’ang”), Hangson’s Chinese operational variable interest business entity, since January 2003.  Mr. Ren is a senior economic engineer who graduated from the Business Management Department of Hanzhong Normal University in 1992.  He had been the president of Shaanxi Lanchao Group Clothe Group Co. Ltd. from January 2001 to December 2002 and had been conferred honorable titles of “Pacemaker in the New Long March”, “Shaanxi Outstanding Young Entrepreneur”, “Shaanxi Top 100 Entrepreneur”, and “National Model Township Entrepreneur of Ministry of Agriculture”.  Under his leadership, Shaanxi Suo’ang has convened a batch of excellent management personnel for products technology development, market strategy and sales, and capital operations for the expansion and development of Shaanxi Suoang’s business.

Peng Zhou, 40, is the General Manager of Shaanxi Suo’ang, Hangson’s Chinese operational variable interest business entity. Mr. Zhou is an accountant who graduated from the Statistics Department of Shaanxi Institute of Finance in 1992. Mr. Zhou started at Shaanxi Suo’ang as a Project Manager in May 2002 and was promoted to his current position as General Manager in May 2005. Mr. Zhou has also been engaged in industries such as finance, media, foreign trade, real estate and had held the posts of manager of credit department, editor, financial supervisor, and deputy manager. From June 1997 until March 2002, Mr. Zhou was the Vice President of Hanzhong Ruisen Real Estate Company. Mr. Zhou was also in charge of compiling and reporting work for a number of projects such as Industrial Park Project of 3,000-thousand Sets of Clothes, New Construction Material Project-Shale Brick Manufacturing Demonstration Base with Annual Output of 6000-Thousand Pieces, and Erlang Dam Downstream Hydropower Station Cascade Development Project.

Wenjie Zhang, 36, has been the General Manager of Hanzhong Minsheng Guomao Department Store since January 2004. Mr. Zhang graduated with a degree in administration from the Xi’an Science Institution in 1995. From January 2001 until December 2003, Mr. Zhang was the Sales Manager at Shaanxi Jingyi Wood Group Company.

Caixia Peng, 30, is the Finance Director of Shaanxi Suo’ang, Hangson’s Chinese operational variable interest business entity. Ms. Peng started as Shaanxi Suo’ang’s Finance Manager in April 2005 and has been Shaanxi Suo’ang’s Finance Director since February 2006. Ms. Peng is an accountant who graduated from the Xi’an Finance & Economy Institution in 1992. From July 2003 until March 2005, Ms. Peng was the Finance Manager at Yangling Bodisen Co., Ltd. Prior to that, from July 2001 until June 2003, Ms. Peng was the Finance Director at Yangling Tianwei Pharmaceutical Co., Ltd.

Audit, Nominating and Compensation Committees

Due to our lack of operations and size, we have not designated an Audit Committee.  Furthermore, we are currently quoted on the OTC Bulletin Board, which is sponsored by NASDAQ, under the symbol “SCLX ” and the OTCBB does not have any listing requirements mandating the establishment of any particular committees.  Our board of directors acts as our Audit Committee and performs equivalent functions, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. For these same reasons, we did not have any other committees during fiscal 2007.

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

Code of Ethics

For the year ended December 31, 2007, we did not have formal written code of ethics applicable to our principal executive officer and principal financial officer, because the board of directors has not determined it to be immediately necessary from a management perspective to adopt a formal code at this time. However, we plan to adopt and approve a formal written code of ethics in the near future.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent (10%) stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required and except for a Form 4 filed one day late by director Wenjie Zhang, all of the Company’s other officers, directors and greater than ten percent (10%) shareholders complied with all applicable Section 16(a) filing requirements.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during the fiscal year ended December 31, 2007 and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2007 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the “named executive officers”).

					Non-Equity	Nonqualified Deferred
Name and Principal Positions	Year	Salary	Bonus	Stock Awards (1)	Incentive Plan Compensation	Compensation Earnings	All Other Compensation	Total

Baowen Ren	2007	$5,600	--	--	--	--	--	$5,600
Chief Executive Officer and Board Chairman	2006	$4,560	--	--	--	--	--	$4,560

Peter Day	2007	$--	--	--	--	--	--	$-
Former CEO and CFO (2)	2006	$105,000	--	--	--	--	--	$105,000

(1)	Salary paid to Mr. Ren is expressed in U.S. Dollars based on the interbank exchange rate of RMB7.58 for each 1.00 U.S. Dollar, on December 31, 2007.
(2)
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

Employment Agreement with our Executives

We currently do not have any employment agreements with our executive officers.

Outstanding Equity Awards at Fiscal Year-End

None of our named executive officers held any outstanding equity awards as of December 31, 2007.

Severance and Change of Control Arrangements

We have not entered into a severance or change of control provision with any of our executives.

Director Compensation

We currently we do not have any compensation agreements with the members of our Board of Directors for their service on the Board, and we did not provide any director compensation to members of our Board during the last fiscal year.

Stock or Option Awards

There were no stock or option awards issued to any directors and outstanding as of December 31, 2007.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of April 11, 2008, for each of the following persons:

• each of our directors and named executive officers;

• all directors and named executive officers as a group; and

• each person who is known by us to own beneficially five percent or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is Room 2205, Suite A, Zhengxin Bldg., No.5, Gaoxin 1st Road, Gao Xin District, Xi’an, Shaanxi Province, People’s Republic of China. The percentage of class beneficially owned set forth below is based on 84,681,750 shares of common stock outstanding on April 11, 2008.

Named executive officers and directors:	Number of Shares beneficially owned	Percentage of class beneficially owned (1)
Baowen Ren, CEO, President, and Chairman	27,991,699	33%
Wenjie Zhang, Director	202	* %
Peng Zhou, Director	--	--
Caixia Peng, CFO and Treasurer	--	--
All directors and executive officers as a group (4 persons)	27,991,901	33%
____________________
* less than 1%

(1)	Based on 84,681,750 shares outstanding as of April 11, 2008.

Securities Authorized for Issuance under Equity Compensation Plan

We currently do not have any effective equity compensation plans.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(a)           Related party receivables and payables

Amounts receivable from a related party, and due from or due to directors as of December 31 of each year are summarized as follows:

	2007	2006
Loan to a related party
Shaanxi Hanzhong New Century Real Estate Company Limited (1)	$--	$411,970

Amounts due from directors
Mr. Baowen Ren, also a shareholder of the Company (2)	$--	$144,698
Mr. Peng Zhou, also a minority shareholder of the Company’s subsidiary (2)	$--	$61,488
Amount due to a director
Mr. Peng Zhou, also a minority shareholder of the Company’s subsidiary	$8,527	$20,702

(1)
Balance with Shaanxi Hanzhong New Century Real Estate Company Limited represents a long-term interest bearing loan of $384,300 paid and interest receivable of $57,670 to a company, Shaanxi Hanzhong New Century Real Estate Company Limited is controlled by the shareholder, Mr. Yang Feng. The loan is for a term of five years from November 5, 2002 to November 5, 2007 and bears interest at 7.2% per annum. A majority shareholder of the Shaanxi Suoang, Shaanxi Hanzhong Blue Tide Costumes Group Corporation Limited, guarantees the repayment of this loan. In accordance with a supplemental agreement signed between both parties and witnessed by a PRC lawyer, the loan has been repaid in 2007.

(2)
The balances with Mr. Baowen Ren and Mr. Peng Zhou represent cash advances by the Company. This balance is interest free and unsecured and has no fixed repayment date. The balances have been repaid in 2007.

(b)           Guarantee given by a shareholder

A majority shareholder of the Shaanxi Suoang, Shaanxi Hanzhong Blue Tide Costumes Group Corporation Limited, guarantees the repayment of a long-term interest bearing loan advanced to a company, Shaanxi Hanzhong New Century Real Estate Company Limited, controlled by Mr. Yang Feng.

(c)           Disposal of patent

In 2006, the Company disposed of the patent related to the discontinued COPO resin product operations to a related company for a consideration of $256,200.  A loss on disposal of $291,266 was recorded.  The balance which remained outstanding as of December 31, 2007 was $141,795.

(d)           Transfer of property

On June 13, 2006, Shaanxi Suoang entered into a property transfer agreement with Hanzhong Sixiong Kechuang Commercial Company Limited (“Buyer”), a company controlled by Mr. Yanjun Zhao, a Company shareholder to dispose of the Company’s leasehold property in Hangzhong City, China together with the leasehold improvement therein in exchange for cash consideration of approximately $2,450,000.  The title of the property will not be transferred until the Company receives payment of 95% of the cash consideration.  On March 6, 2008, the Company entered into a supplementary agreement with the Buyer whereby the Company agreed to transfer the title of the properties before May 31, 2008 and the Buyer will pay the Company within one month after the transfer of property title.

DIRECTOR INDEPENDENCE

The Company does not have a separately designated audit, compensation or nominating committee of our Board, as it is not required to, and the functions customarily delegated to these committees are performed by the full Board.  We have determined, however, that none of our directors is “independent” as that term is defined in Section 4200 of the NASD Marketplace Rule.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits to the Form 10-KSB:

Exhibit Number	Description

2.1	Share Exchange Agreement between Endo Networks, Inc., Endo Majority Shareholders, Hangson Ltd. and the Hangson Shareholders dated October 18, 2006 (1)
3.1	Articles of Incorporation of Endo Networks, Inc., a Nevada corporation, as amended. (3)
3.2	Bylaws of Endo Networks, Inc. (3)
3.3	Text of Amendment to our Bylaws (4)
3.4	Articles of Merger filed with the Secretary of State of Nevada with an effective date of August 15, 2007 (6)
10.1	Asset and Share Purchase Agreement between Registrant and Peter B. Day (for Endo Canada) (2)
10.2	Contract for Technology Transfer between Shaanxi Suo’ang Biological Science & Technology Co., Ltd. and HanZhongWeiDa Commercial Company Limited dated December 25, 2006 (5)
10.3	Contract for Technology Transfer between Shaanxi Suo’ang Biological Science & Technology Co., Ltd. and HanZhongWeiDa Commercial Company Limited dated January 10, 2007 (5)
21	List of Subsidiaries (7)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
99.1	Consulting Services Agreement by and between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. dated August 18, 2006 (3)
99.2
Equity Pledge Agreement by and between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”) and Shaanxi Suoang’s Majority Shareholders dated August 18, 2006 (3)

99.3	Operating Agreement by and between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”) and Shaanxi Suoang’s Majority Shareholders dated August 18, 2006 (3)
99.4	Proxy Agreement by and between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”) and Shaanxi Suoang’s Majority Shareholders dated August 18, 2006 (3)
99.5	Option Agreement between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”) and Shaanxi Suoang’s Majority Shareholders dated August 18, 2006 (3)
99.6	Agreement by and between Shaanxi Suo’ang Biological Science and Technology Co. Ltd. and Hanzhong Si Xiong Ke Chuang Business Co. Ltd. (3)
99.7	Supplementary Agreement by and between Shaanxi Suo’ang Biological Science and Technology Co. Ltd. and Hanzhong Si Xiong Ke Chuang Business Co. Ltd. dated March 25, 2007 (5)

(1)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2006 and incorporated herein by reference.
(2)	Filed as Exhibit A of Registrant’s Schedule 14A filed with the SEC on August 8, 2006 and incorporated herein by reference.
(3)	Filed as Exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2006 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006 and incorporated herein by reference.
(5)	Filed as Exhibits to the Registrant’s Annual Report on Form 10-KSB filed with the SEC on May 3, 2007 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2007 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the SEC on May 3, 2007 and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by Yu & Associates CPA Corporation for professional services rendered for the audit of the Company’s annual consolidated financial statements for the fiscal years ended December 31, 2006 and December 31, 2007 and for review of financial statements included in the Company’s quarterly reports on Form 10-QSB for those fiscal years were $40,000 and $125,000, respectively.

The aggregate fees billed by Schwartz Levitsky Feldman LLP for professional services rendered for the audit of the Company’s annual consolidated financial statements for the fiscal year ended December 31, 2006 and for review of financial statements included in the Company’s quarterly reports on Form 10-QSB for that fiscal year was $110,000.

AUDIT RELATED FEES

For both fiscal years ended December 31, 2006 and December 31, 2007, the Company incurred no fees for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

TAX FEES

For both fiscal years ended December 31, 2007 and December 31, 2006, the Company incurred no fees for services for tax compliance, tax advice and tax planning work.

ALL OTHER FEES

There were no other fees billed by Yu & Associates or SLF during the last two fiscal years for products and services provided by Yu & Associates or SLF.

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

Dated: April 15, 2008		SINO CLEAN ENERGY INC. (Registrant)

	By:	/s/ Baowen Ren
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