Form 10-Q
period 2008-03-31
Sino Clean Energy Inc
filed 2008-05-19
CIK 1120096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: March 31, 2008

Or

[__]	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                           [__]                                                                                                        Accelerated filer [__]

Non-accelerated filer                                             [__] (Do not check if a smaller reporting company)                       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 84,681,750 issued and outstanding as of May 12, 2008.

Transitional Small Business Disclosure Form (Check one): Yes [__] No [X]

TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2008

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

-i-

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) for Sino Clean Energy Inc., other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

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

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.  As used in this Form 10-Q, unless the context requires otherwise, “we” or “us” or “Registrant” or the “Company” means Sino Clean Energy Inc. and its subsidiaries.

-ii-

PART I - FINANCIAL INFORMATION

Item 1.                       Financial Statements

SINO CLEAN ENERGY INC. AND SUBSIDIARIES

Consolidated Financial Statements
For the Three Months Ended March 31, 2008 and 2007

SINO CLEAN ENERGY INC. AND SUBSIDIARIES
Consolidated Financial Statements
For the Three Months Ended March 31, 2008 and 2007

The accompanying notes are an integral part of these financial statements.

Sino Clean Energy Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts expressed in U.S. Dollars)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalent	$4,267,153	$2,832,132
Accounts receivable, net (Note 2(d))	2,299,588	1,068,303
Deposits and prepayments (Note 5)	1,266,391	2,542,929
Other receivables	195,432	138,523
Prepaid land use right - current portion (Note 9)	37,742	36,285
Government grant receivable (Note 6)	-	411,000
Assets on discontinued operation
Other receivable - related (Note 15(b))	-	141,795
Inventories (Note 7)	75,283	40,959

Total current assets	8,141,589	7,211,926

Property, plant and equipment, net (Note 8)	5,637,959	5,435,804
Prepaid land use right - non current portion (Note 9)	1,778,342	1,718,744
Intangible assets, net (Note 10)	1,420	1,478

Total assets	$15,559,310	$14,367,952

The accompanying notes are an integral part of these financial statements.

Sino Clean Energy Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts expressed in U.S. Dollars)
	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$16,688	$41,827
Accrued expenses and other payables (Note 11)	841,604	893,732
Amount due to a director (Note 15 (a))	-	8,527
Taxes payable	162,455	130,332
Deposit on sales of property (Note 15 (c))	1,567,500	1,507,000

Total current liabilities	2,588,247	2,581,418

Minority interest	525,761	352,789

Commitments and Contingencies (Note 16)

Shareholders' Equity
Preferred stock, $0.001 par value,
50,000,000 shares authorized,
nil issued and outstanding	-	-
Common stock, $0.001 par value,
200,000,000 shares authorized,
84,681,750 issued and outstanding (Note 14)	84,682	84,682
Additional paid-in capital	9,153,174	9,153,174
Retained earnings	1,209,981	686,482
Statutory reserves (Note 13)	348,309	348,309
Accumulated other comprehensive income	1,649,156	1,161,098

Total shareholders' equity	12,445,302	11,433,745

Total liabilities and shareholders' equity	$15,559,310	$14,367,952

The accompanying notes are an integral part of these financial statements.

Sino Clean Energy Inc. and Subsidiaries
Consolidated Statements of Income (Operations) and Other Comprehensive Income
For the three months ended March 31, 2008 and 2007
(Amounts expressed in U.S. Dollars)
(Unaudited)

	Period ended March 31,
	2008	2007

Revenue	$2,485,128	$-

Cost of goods sold	(1,684,679)	-

Gross profit	800,449	-

Selling expenses	2,405	1,286
General and administrative expenses	163,498	51,662

Income (loss) from operations	634,546	(52,948)

Other income (expenses)
Rental income, net of outgoings	53,719	-
Interest income	-	6,310
Sundry income(expenses)	-	(41,319)
Other income	37,060	121,843

Total other income (expenses)	90,779	86,834

Income before provision for income taxes
and minority interest	725,325	33,886

Provision for income taxes (Note 13)	46,083	-

Net income before minority interest	$679,242	$33,886

The accompanying notes are an integral part of these financial statements.

Sino Clean Energy Inc. and Subsidiaries
Consolidated Statements of Income (Operations) and Other Comprehensive Income
For the three months ended March 31, 2008 and 2007
(Amounts expressed in U.S. Dollars)
(Unaudited)

	Period ended March 31,
	2008	2007

Minority interest	(155,743)	4,356

Net income	523,499	38,242

Other comprehensive income
Foreign currency translation adjustment	488,058	77,487

Comprehensive income	$1,011,557	$115,729

Weight average number of shares
- Basic and diluted	84,681,750	84,681,750

Income per common share (Note 14)

- Basic and diluted	$0.0060	$0.0005

The accompanying notes are an integral part of these financial statements.

Sino Clean Energy Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Amount expressed in U.S. Dollars except number of shares)

						(Accumulated	Accumulated
	Common stock		Additional	Statutory	Statutory	deficits) /	other
			paid-in	capital	welfare	Retained	comprehensive
	Shares	Amount	capital	reserves	reserves	earnings	income	Total

Balance, January 1, 2007, (audited)	84,681,750	$84,682	$9,153,174	$232,206	$116,103	$(330,456)	$432,312	$9,688,021

Net income	-	-	-	-	-	38,242	-	38,242
Foreign currency translation gain	-	-	-	-	-	-	77,487	77,487

Balance, March 31, 2007, (unaudited)	84,681,750	$84,682	$9,153,174	$232,206	$116,103	$(292,214)	$509,799	$9,803,750

Net income	-	-	-	-	-	978,696	-	978,696
Foreign currency translation gain	-	-	-	-	-	-	651,299	651,299

Balance, December 31, 2007, (audited)	84,681,750	$84,682	$9,153,174	$232,206	$116,103	$686,482	$1,161,098	$11,433,745

Net income	-	-	-	-	-	523,499	-	523,499
Foreign currency translation gain	-	-	-	-	-	-	488,058	488,058

Balance, March 31, 2008, (unaudited)	84,681,750	$84,682	$9,153,174	$232,206	$116,103	$1,209,981	$1,649,156	$12,445,302

The accompanying notes are an integral part of these financial statements.

Sino Clean Energy Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts expressed in U.S. Dollars)
(Unaudited)

	Period ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$523,499	$38,242
Adjustments to reconcile net income to cash
provided by operating activities:
Minority Interest	155,743	(4,356)
Depreciation and amortization	72,443	35,338
(Increase) decrease in assets:
Accounts receivable	(1,165,463)	-
Deposits and prepayments	1,345,638	(2,528,393)
Other receivables	(52,454)	(2,049)
Assets on discontinued operation
Accounts receivable	-	441,705
Other receivables	141,795	210,606
Inventories	-	13,458
Inventories	(32,049)	-
Increase (decrease) in liabilities:
Accounts payable	(26,301)	-
Accounts payable - discontinued operation	-	(591,341)
Advance from customers	-	574,581
Accrued expenses and other payable	(71,403)	(57,741)
Taxes payables	26,372	-
Taxes payables - discontinued operation	-	(66,266)
Net cash provided by (used in) operating activities	917,820	(1,936,216)

Cash flows from investing activities:
Purchase of property, plant and equipment	(40,962)	(29,623)
Net cash used in investing activities	(40,962)	(29,623)

Cash flows from financing activities:
Repayment from a director	-	18,341
(Repayment to) advance from a director	(8,527)	80,195
Receipt of government grant	411,000	-
Net cash provided by financing activities	402,473	98,536

Effect of foreign currency translation	155,690	(3,786)

Net increase (decrease) in cash and cash equivalents	1,435,021	(1,871,089)

Cash and cash equivalents, beginning of year	2,832,132	4,450,557

Cash and cash equivalents, end of period	$4,267,153	$2,579,468

Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

SINO CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

In 2006, the Company had principally been engaged in production and sales of coal-polymer (“COPO”) resin products. In December 2006, the Company decided to cease its operations in COPO products manufacturing and shift all its resources towards the production and sale of “coal-water mixture” products.

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

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers' balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current period.  As of March 31, 2008 and December 31, 2007, accounts receivable were net of allowances of $5,584 and $5,368,  respectively.

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

j.             Comprehensive income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis.  Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company had other comprehensive income of $1,649,156 and $509,799 for the periods ended March 31, 2008 and 2007, respectively.  The other comprehensive income arose from the changes in foreign currency exchange rate.

k.              Fair value of financial instruments

The Company believes that the carrying values of its cash and cash equivalents, accounts receivable, accounts payable, other receivables and other payables as of March 31, 2008 and December 31, 2007 approximate to their respective fair values due to the short-term nature of those instruments.

l.              Revenue recognition

Revenues of the Company arising from sales of coal water mixture.

Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Revenues are presented net of value added tax (VAT).  No return allowance is made as products are normally not returnable upon acceptance by the customers.

m.             Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods.

n.              Income taxes

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

 o.             Foreign currency translation

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

p.             Related parties

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

q.             Recently issued accounting pronouncements

The FASB issued FASB Interpretation No.(“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” in June 2006. This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for the Company in the first quarter of 2008.  The Company determined that the adoption of this standard had no material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements.  SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods.  The provisions of this Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company will be required to adopt the provisions of this statement as of January 1, 2008.  The Company determined that the adoption of this standard had no material effect on its financial statements.

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

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair values. SFAS 159 is effective for fiscal years after November 15, 2007.  The Company determined that the adoption of this standard had no material effect on its financial statements.

 On March 19, 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  "Use and complexity of derivative instruments and hedging activities have increased significantly over the past several years.  This has led to concerns among investors that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide enough information about how these instruments and activities affect the entity’s financial position and performance," explained Kevin Stoklosa, project manager.  "By requiring additional information about how and why derivative instruments are being used, the new standard gives investors better information upon which to base their decisions."  The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related.  Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  Management is currently evaluating the effect of this pronouncement on the Company's financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”).  FAS 141R replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), although it retains the fundamental requirement in FAS 141 that the acquisition method of accounting be used for all business combinations.  FAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any noncontrolling (“minority”) interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines what information to disclose regarding the business combination.  FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s 2009 fiscal year.  The Company is currently assessing the potential effect of FAS 141R on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling (“minority”) Interests in Consolidated Financial Statements” (“FAS 160”).  FAS 160 establishes accounting and reporting standards for the noncontrolling (“minority”) interest in a subsidiary, commonly referred to as minority interest.  Among other matters, FAS 160 requires (a) the noncontrolling (“minority”) interest be reported within equity in the balance sheet and (b) the amount of consolidated net income attributable to the parent and to the noncontrolling (“minority”) interest to be clearly presented in the statement of income.  FAS 160 is effective for the Company’s 2009 fiscal year.  FAS 160 is to be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company is currently assessing the potential effect of FAS 160 on its financial statements.

3.             CONCENTRATION OF CREDIT RISK

a.
Financial instruments that potentially expose the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivable. The Company performs ongoing evaluations of their cash position and credit evaluations to ensure collections and minimize losses.

b.	As of March 31, 2008 and 2007, the Company's bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

c.	For the periods ended March 31, 2008 and 2007, all of the Company's sales arose in the PRC. All accounts receivable as of March 31, 2008 and 2007 also arose in the PRC.

d.             Details of the customers accounting for 10% or more of the Company’s total sales for the periods ended March 31, 2008 and 2007 are as follows:

	Periods ended March 31,
	2008	2007

Company A	$-	$4,850
Company B	606,182	-
Company C	564,204	-
Company D	561,498	-
Company E	408,246	-

The accounts receivable from the customers accounting for 10% or more of the Company’s total sales represent 66% and 71% of the balance of the account at March 31, 2008 and December 31, 2007, respectively.  Accounts receivable at March 31, 2008 originated from the coal water mixture business.  Accounts receivables that originated from the COPO resin business, which business was discontinued in 2007, have been reclassified to discontinued operations.

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

5.             DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following,

	March 31,	December 31,
	2008	2007

Prepayment for construction in progress and machinery purchases	$945,431	$908,561
Purchase security deposit	277,875	1,609,750
Prepaid expenses	40,988	22,600
Other	2,097	2,018

	$1,266,391	$2,542,929

6.             GOVERNMENT GRANT RECEIVABLE

The amount represents a subsidy from the Provincial Government.  The subsidy is unconditional and was received in the first quarter of 2008.

7.             INVENTORIES

Inventories consist of the following,

	March 31,	December 31,
	2008	2007

Raw materials	$52,120	$22,615
Packing materials	1,226	1,751
Finished goods	21,937	16,593

	$75,283	$40,959

8.             PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following,

	March 31,	December 31,
	2008	2007

Construction in progress	$123,954	$119,169
Buildings	3,959,449	3,806,628
Leasehold improvements	242,250	232,900
Plant and machinery	1,660,240	1,596,161
Office equipment	68,040	65,414
Motor vehicles	174,839	127,935

	6,228,772	5,948,207
Less: Accumulated depreciation and amortization	590,813	512,403

	$5,637,959	$5,435,804

Construction in progress included above was the construction of buildings, production lines and machinery for the “Coal-water mixture” business.

The depreciation expenses on property, plant and equipment for the three months ended March 31, 2008 and 2007 were $72,443 and $9,729, respectively.

9.             PREPAID LAND USE RIGHT

The Company has recorded as prepaid land use rights the costs paid to acquire a long-term interest to utilize the land underlying the building and production facility for its “coal-water mixture” business.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are amortized on the straight-line method over the term of the land use rights of 50 years.

The lease expenses on prepaid land use right for the periods ended March 31, 2008 and 2007 was $9,402 and Nil, respectively.  The lease expenses of the prepaid land use rights over each of the next five years and thereafter is $180,710.

10.           INTANGIBLE ASSETS

Intangible assets consist of the following,

	March 31,	December 31,
	2008	2007

Accounting software	$2,038	$1,959
Less: Accumulated amortization	(618)	(481)

	$1,420	$1,478

The amortization expenses on intangible assets for the periods ended March 31, 2008 and 2007 were $137 and $201, respectively.

11.             ACCRUED EXPENSES AND OTHER PAYABLES

  Accrued expenses and other payables consist of the following as of,

	March 31,	December 31,
	2008	2007

Accrued operating expenses	$467,177	$471,988
Prepaid land use right payable	139,100	133,731
Accrued staff welfare	99,780	71,706
Construction in progress payable	12,467	90,140
Non-interest bearing loan	42,750	68,627
Advance from customer	57,000	54,800
Other payables	23,330	2,740

	$841,604	$893,732

12.            STATUTORY RESERVES

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

d.	Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

Statutory reserves consist of the following as of,
	March 31,	December 31,
	2008	2007

Statutory capital reserve	$232,206	$232,206
Statutory common welfare fund	116,103	116,103

	$348,309	$348,309

13.           INCOME TAXES

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

The Company and Hangson are not subject to any income taxes as the companies had no income for the periods ended March 31, 2008 and 2007.

The income tax expense for the periods ended March 31, consisted of the following:
	March 31,
	2008	2007

Current – PRC Enterprise Income Tax	$46,083	-
Deferred	-	-

Total income tax expenses	46,083	-

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:
	March 31,
	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in U.S.	(34%)	(34%)
Non-deductible expenses and other	-
Tax holiday	(9%)	-
PRC preferential income tax rate	15%	15%

Effective tax rate	6%	15%

No significant deferred tax liabilities or assets existed as of either March 31, 2008 or 2007.

14.           EARNINGS PER SHARE

Basic earnings per share for the periods ended March 31, 2008 and 2007 were determined by dividing net income for the periods by the weighted average number of common shares outstanding.

The Company has retroactively adjusted the weighted average number of common shares outstanding by deeming that the three-for-one (3:1) forward stock split on August 20, 2007 had occurred as of the beginning of the earliest period presented.

The Company did not have dilutive securities outstanding as of and during the periods ended March 31, 2008 and 2007.

15.           RELATED PARTY TRANSACTIONS

a.           Related party payables

Amount payable from a director as of March 31, 2008 and December 31 2007, is summarized as follows:

	March 31,	December 31,
	2008	2007
Amount due to a director:
Mr. Peng Zhou, also a minority shareholder of the Company’s subsidiary	$-	$8,527

This balance is interest free and unsecured and has no fixed repayment date.

b.	Disposal of patent

In 2006, the Company disposed of the patent related to the discontinued COPO resin product operations to a related company for a consideration of $256,200.  A loss on disposal of $291,266 was recorded. The balance that remained outstanding as of December 31, 2007 was $141,795 and was repaid during the first quarter of 2008.

c.             Transfer of property

On June 13, 2006, the Company signed a property transfer agreement with a related company, HanZhong SiXiong KeChuang Commercial Company Ltd., which is controlled by the shareholder of the Company, Mr. Yanjun Zhao to dispose of the Company’s leasehold properties together with the leasehold improvements for an aggregate cash consideration of approximately $2,450,000.  The agreed price is $120,000 lower then the evaluated value according to an appraisal report issued by an independent professional valuer, Xi’an Zheng Heng Assets Valuation Company Ltd. because the property title did not transfer from the property developer to the Company as more fully described in note 16(c). Up to March 31, 2008, a total of $1,567,500 was received and recorded as deposit on sale of property in the balance sheet.  On March 25, 2007 and June 21, 2007, the Company and the buyer entered into the extension agreements whereby the Company extended the date for payment of the remaining balance and transfer of the title of properties to the buyer to on or before May 31, 2007 and October 31, 2007, respectively. On March 6, 2008, the Company entered a supplementary agreement whereby the Company agreed to transfer the title of the properties to the buyer before May 31, 2008 and the buyer agreed to pay the Company no later than one month after the transfer of property title.

16.           COMMITMENTS AND CONTINGENCIES

a.	Capital expenditure commitments

During the fiscal year 2007, the Company entered into various contracts for the construction of a new plant for its coal water mixture business.  Furthermore, the Company also entered into several contracts to purchase machinery.

The Company's commitments for capital expenditure as of March 31, 2008 are as follows:

Contracted but not accrued for:

Purchase of machinery	$319,792

b.	Operating lease commitments

As of March 31, 2008, the Company’s total future minimum lease payments under non-cancelable operating leases to be paid in each of the five succeeding years are as follows:

Periods ending March 31,
2009	20,880
2010	20,880
2011 and thereafter	6,090
Total operating lease commitments	$47,850

c.	Real estate title certificate of the leasehold property

The Company has not obtained the real estate title certificate for its leasehold property with a carrying value of $2,458,013 as of March 31, 2008 and located in the PRC.  As discussed in Note 15c, the Company has entered into a property transfer agreement to dispose of this property.

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

Item 2.                       Management’s Discussion and Analysis or Plan of Operation.

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of the Company's Annual Report on Form 10-KSB filed with the SEC on April 15, 2008.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi were translated into U.S. Dollars at various pertinent dates and for pertinent periods.

In this Form 10-Q, references to “we”, “our”, “us”, “Company”, “SCE” or the “Registrant” refer to Sino Clean Energy Inc., a Nevada corporation, and its subsidiaries.

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

Additionally, on August 18, 2006, Hangson entered various agreements Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”).  Through these contractual arrangements, we have the ability to substantially influence Shaanxi Suoang’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which obligate Hangson to absorb a majority of the risk of loss from Shaanxi Suoang activities, it enables Hangson to control Shaanxi Suoang, and enables Hangson to receive a majority of Shaanxi Suoang’s expected residual returns.  Hangson is considered to be the primary beneficiary of Shaanxi Suoang.  Accordingly, we consolidate Shaanxi Suoang’s results, assets and liabilities in our financial statements. For a description of these contractual arrangements, see the section titled “Contractual Arrangements with Shaanxi Suoang and its Shareholders” in the Company’s Annual Report on Form 10-KSB filed with the SEC on April 15, 2008.  The Company’s consolidated assets do not include any collateral for Shaanxi Suoang’s obligations. The creditors of Shaanxi Suoang do not have recourse to the general credit of the Company.

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

RESULTS OF OPERATIONS

Three month period ended March 31, 2008 as compared to three month period ended March 31, 2007

REVENUE. During the three month period ended March 31, 2008, we had revenues from sale of our coal water mixture of $2,485,128 as compared to revenues of $Nil during the three month period ended March 31, 2007.  In general, this increase is mainly attributable to sales revenue received after the Company commenced operations of its coal water mixture production facility during the third quarter of 2007.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $163,498 for the three-month period ended March 31, 2008 as compared to $51,662 for the three-month period ended March 31, 2007.  This increase was primarily caused by the increase in professional fees, salaries and traveling expenses in connection with the commencement of our coal water mixture operation.

NET INCOME. We had net income of $523,499 for the three-month period ended March 31, 2008 as compared to net income of $38,242 for the same period in 2007.  The increase in net income is primarily attributable to commencement of our coal water mixture operations and production during the third quarter in 2007 which resulted in increased  revenue from sales of our coal water mixture product.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities was $917,820 for the three months ended March 31, 2008 as compared to net cash flow used in operating activities was $1,936,216 for the three months ended March 31, 2007.  The increase in our net cash flow provided by operating activities for the three months ended March 31, 2008 was mainly due to revenue received from sales of our coal water mixture product after the commencement of coal water mixture operations, which started during the third quarter in 2007.

Net cash flow used in investing activities was $40,962 for the three months ended March 31, 2008 as compared to net cash flow used in investing activities was $29,623 for the same period in 2007. Uses of cash flow for investing activities were mainly related to purchases of property, plant and equipment for our coal water mixture operations.

Net cash flow provided by financing activities was $402,473 three months ended March 31, 2008 as compared to net cash flow provided by investing activities was $98,536 for the same period in 2007. The increase in net cash flow provided by financing activities was mainly due to the Company’s receipt of a government subsidy grant from the Provincial Government.

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:
	March 31, 2008	December 31, 2007	March 31, 2007

Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD0.1425:RMB1	USD0.1370:RMB1	USD0.1.2910:RMB1

Amounts included in the statement of operations, statement of changes in stockholders' equity and statement of cash flows for the period/ year ended	USD0.1400:RMB1	USD0.1320:RMB1	USD0.1265:RMB1

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

Item 4.	Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b)
Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

None.

Item 1A.                   Risk Factors

Not applicable.

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

(a)           Exhibits to the Form 10-Q:

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

99.3	Operating Agreement by and between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”) and Shaanxi Suoang’s Majority Shareholders dated August 18, 2006 (3)
99.4	Proxy Agreement by and between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd.

(“Shaanxi Suoang”) and Shaanxi Suoang’s Majority Shareholders dated August 18, 2006 (3)
99.5	Option Agreement between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”) and Shaanxi Suoang’s Majority Shareholders dated August 18, 2006 (3)
99.6	Agreement by and between Shaanxi Suo’ang Biological Science and Technology Co. Ltd. and Hanzhong Si Xiong Ke Chuang Business Co. Ltd. (3)
99.7	Supplementary Agreement by and between Shaanxi Suo'ang Biological Science and Technology Co. Ltd. and Hanzhong Si Xiong Ke Chuang Business Co. Ltd. dated March 25, 2007 (5)
99.8	Agreement to Defer Payment for Property Transfer by and between Shaanxi Suo'ang Biological Science and Technology Co. Ltd. and Hanzhong Si Xiong Ke Chuang Business Co. Ltd. dated June 21, 2007. *
99.9	Supplementary Agreement to the Property Transfer Agreement by and between Shaanxi Suo'ang Biological Science and Technology Co. Ltd. and Hanzhong Si Xiong Ke Chuang Business Co. Ltd. dated March 6, 2008. *

*  Filed herewith

(1)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2006 and incorporated herein by reference.
(2)	Filed as Exhibit A of Registrant’s Schedule 14A filed with the SEC on August 8, 2006 and incorporated herein by reference.
(3)	Filed as Exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2006 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006 and incorporated herein by reference.
(5)	Filed as Exhibits to the Registrant’s Annual Report on Form 10-KSB filed with the SEC on May 3, 2007 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2007 and incorporated herein by reference.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO CLEAN ENERGY INC. (Registrant)

Date: May 19, 2008	By:	/s/ Baowen Ren
Baowen Ren Chief Executive Officer