Form 10-Q
period 2008-06-30
Sino Clean Energy Inc
filed 2008-08-13
CIK 1120096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: June 30, 2008

Or

[__]	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from ______________ to _______________

Commission File Number: 000-51753

SINO CLEAN ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	75-2882833
(State or other jurisdiction of incorporation of origination)	(I.R.S. Employer Identification Number)

Room 2205, Suite A, Zhengxin Building No. 5 Gaoxin 1st Road, Gao Xin District Xi’an, Shaanxi Province People’s Republic of China	N/A
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 92,181,750 issued and outstanding as of August 8, 2008.

Transitional Small Business Disclosure Form (Check one): Yes [   ] No [X]

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2008

PART I	FINANCIAL INFORMATION	Page(s)
Item 1.	Financial Statements (unaudited)	3
	Consolidated Balance Sheets	4-5
	Consolidated Statements of Income (Operations) and Other Comprehensive Income	6-7
	Consolidated Statements of Shareholders’ Equity	8
	Consolidated Statements of Cash Flows	9
	Notes to the Consolidated Financial Statements	10-21
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	26

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

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

SINO CLEAN ENERGY INC. AND SUBSIDIARIES

Consolidated Financial Statements
For the Periods Ended June 30, 2008 and 2007

Sino Clean Energy Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts expressed in U.S. Dollars)

ASSETS
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Current assets
Cash and cash equivalent	$4,709,388	$2,832,132
Accounts receivable, net (Note 2(d))	3,459,196	1,068,303
Deposits and prepayments (Note 6)	2,457,771	2,542,929
Other receivables	13,803	138,523
Prepaid land use right - current portion (Note 10)	38,614	36,285
Government grant receivable (Note 7)	-	411,000
Assets on discontinued operation
Other receivable - related	-	141,795
Inventories (Note 8)	76,443	40,959

Total current assets	10,755,215	7,211,926

Property, plant and equipment, net (Note 9)	3,109,726	5,435,804
Prepaid land use right - non current portion (Note 10)	1,809,802	1,718,744
Goodwill (Notes 3 and 11)	410,869	-
Intangible assets, net (Note 12)	1,365	1,478

Total assets	$16,086,977	$14,367,952

Sino Clean Energy Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts expressed in U.S. Dollars)
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$89,144	$41,827
Accrued expenses and other payables (Note 13)	949,081	893,732
Amount due to a director (Note 18(a))	-	8,527
Taxes payable	320,090	130,332
Deposit on sales of property (Note 18 (c))	-	1,507,000

Total current liabilities	1,358,315	2,581,418

Minority interest	-	352,789

Commitments and Contingencies (Note 19)

Shareholders' Equity
Preferred stock, $0.001 par value,
50,000,000 shares authorized,
nil issued and outstanding	-	-
Common stock, $0.001 par value,
200,000,000 shares authorized,
92,181,750 and 84,681,750 issued and outstanding as of June 30, 2008 and December 31, 2007 respectively
	92,182	84,682
Additional paid-in capital	10,294,525	9,153,174
Retained earnings	2,021,871	686,482
Statutory reserves (Note 15)	348,309	348,309
Accumulated other comprehensive income	1,971,775	1,161,098

Total shareholders' equity	14,728,662	11,433,745

Total liabilities and shareholders' equity	$16,086,977	$14,367,952

Sino Clean Energy Inc. and Subsidiaries
Consolidated Statements of Income (Operations) and Other Comprehensive Income
For the three months and six months ended June 30, 2008 and 2007
(Amounts expressed in U.S. Dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenue	$3,251,224	$-	$5,736,352	$-

Cost of goods sold	(2,245,700)	-	(3,930,379)	-

Gross profit	1,005,524	-	1,805,973	-

Selling expenses	2,360	494	4,765	1,780
General and administrative expenses	222,306	81,249	385,804	132,911

Income (loss) from operations	780,858	(81,743)	1,415,404	(134,691)

Other income (expenses)
Rental income, net of outgoings	25,894	-	79,613	-
Interest income	11,511	3,613	11,511	9,923
Commission income	144,875	-	144,875	-
Sundry income(expenses)	(10,217)	34,717	26,843	(6,602)
Other income	-	23,097	-	144,940
Gain on disposal of property (Note 18(c))	33,000	-	33,000	-

Total other income (expenses)	205,063	61,427	295,842	148,261

Income before provision for income taxes	985,921	(20,316)	1,711,246	13,570

Provision for income taxes (Note 16)	(21,375)	-	24,708	-

Net income before minority interest	$1,007,296	$(20,316)	$1,686,538	$13,570

Sino Clean Energy Inc. and Subsidiaries
Consolidated Statements of Income (Operations) and Other Comprehensive Income
For the three months and six months ended June 30, 2008 and 2007
(Amounts expressed in U.S. Dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Less: Minority interest	(195,406)	5,735	(351,149)	10,091

Net income (loss)	811,890	(14,581)	1,335,389	23,661

Other comprehensive income
Foreign currency translation adjustment	322,619	192,260	810,677	269,747

Comprehensive income	$1,134,509	$177,679	$2,146,066	$293,408

Weight average number of shares
- Basic and diluted	84,764,168	84,681,750	84,723,186	84,681,750

Income (loss) per common share (Note 17)

- Basic and diluted	$0.0096	$(0.0002)	$0.0158	$0.0003

Sino Clean Energy Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Amount expressed in U.S. Dollars except number of shares)

	Common stock (par value $0.1208)		Additional	Statutory	Statutory	(Accumulated	Accumulated
			paid-in	capital	welfare	deficits) / Retained	other comprehensive
	Shares	Amount	capital	reserves	reserves	earnings	income	Total

Balance, January 1, 2007 (audited)	84,681,750	$84,682	$9,153,174	$232,206	$116,103	$(330,456)	$432,312	$9,688,021

Net income	-	-	-	-	-	23,661	-	23,661
Foreign currency translation gain	-	-	-	-	-	-	269,747	269,747

Balance, June 30, 2007 (Unaudited)	84,681,750	$84,682	$9,153,174	$232,206	$116,103	$(306,795)	$702,059	$9,981,429

Net income	-	-	-	-	-	993,277	-	993,277
Foreign currency translation gain	-	-	-	-	-	-	459,039	459,039

Balance, December 31, 2007 (audited)	84,681,750	$84,682	$9,153,174	$232,206	$116,103	$686,482	$1,161,098	$11,433,745
Issuance of share	7,500,000	7,500	1,141,351	-	-	-	-	1,148,851
Net income	-	-	-	-	-	1,335,389	-	1,335,389
Foreign currency translation gain	-	-	-	-	-	-	810,677	810,677

Balance, June 30, 2008 (Unaudited)	92,181,750	$92,182	$10,294,525	$232,206	$116,103	$2,021,871	$1,971,775	$14,728,662

Sino Clean Energy Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts expressed in U.S. Dollars)
(Unaudited)
	Period ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,335,389	$23,661
Adjustments to reconcile net income to cash provided by operating activities:
Minority interest	351,149	(10,091)
Depreciation and amortization	116,610	53,017
Gain on disposal of property	(33,000)	-
(Increase) decrease in assets:
Accounts receivable	(2,249,291)	-
Deposits and prepayments	240,535	(2,597,161)
Other receivables	145,922	(2,300)
Assets on discontinued operation
Accounts receivables	-	765,329
Other receivables	141,795	254,452
Inventories	-	13,826
Inventories	(31,822)	-
Increase (decrease) in liabilities:
Accounts payable	43,229	-
Accounts payable - discontinued operations	-	(877,307)
Advance from customers	-	590,318
Accrued expenses and other payable	24,750	(34,540)
Taxes payables	175,690	-
Taxes payables - discontinued operations	-	(70,226)
Net cash provided from (used in) operating activities	260,956	(1,891,022)

Cash flows from investing activities:
Amount due from a director	-	93,954
Purchase of property, plant and equipment	(41,389)	(1,057,481)
Net cash used in investing activities	(41,389)	(963,527)

Cash flows from financing activities:
(Payment to ) advance from a director	(8,527)	80,277
Receipt from government grant	411,000	-
Proceeds from disposal of property	1,055,532	-
Net cash provided by financing activities	1,458,005	80,277

Effect of foreign currency translation	199,684	86,684

Net increase (decrease) in cash and cash equivalents	1,877,256	(2,687,588)

Cash and cash equivalents, beginning of year	2,832,132	4,450,557

Cash and cash equivalents, end of period	$4,709,388	$1,762,969

Supplemental Disclosure Information
Interest paid	$-	$-
Income taxes paid	$-	$-

Major non-cash transaction
Issuance of share in exchange of equity interest (Note 3)
	$1,148,851	$-

1.	CORPORATION REORGANZATION AND BUSINESS ACTIVITIES

Sino Clean Energy Inc. (the “Company”) was originally incorporated in Texas as “Discount Mortgage Services, Inc.” on July 11, 2000. In November 2001, the Company changed its name to Endo Networks, Inc. and was redomiciled to the State of Nevada in December 2002. On January 4, 2007, the Company changed its name to “China West Coal Energy Inc.”. Further on August 15, 2007, the Company changed its name to “Sino Clean Energy Inc”.

Prior to December 2006, the Company had principally been engaged in production and sales of coal-polymer (“COPO”) resin products. In December 2006, the Company decided to cease its operations in COPO products manufacturing and shift all its resources towards the production and sale of “coal-water mixture” products.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation and consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiary Hangson Ltd. (“Hangson”), its variable interest entity (VIE) Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Suo’ang Biological”) and Suo’ang Biological’s subsidiary, Shaanxi Suo’ang New Energy Enterprise Co., Ltd. (“Suo’ang New Energy”). All significant inter-company transactions and balances among the Company, Hangson, Suo’ang Biological and Suo’ang New Energy are eliminated upon consolidation.

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

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers' balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current period. As of June 30, 2008 and December 31, 2007, accounts receivable were net of allowances of $5,713 and $5,368 respectively.

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

h.	Prepaid land use rights

Prepaid land use right is expensed over the term of 50 years.

i.	Goodwill

The Company accounts for acquisitions of business in accordance with SFAS No. 141 “Business Combinations”, which may result in the recognition of goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill is not subject to amortization but will be subject to periodic evaluation for impairment. Goodwill is stated in the consolidated balance sheet at cost less accumulated impairment loss.

j.	Impairment

(i)           Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

(ii)           Goodwill

Impairment of goodwill is tested at least annually at the reporting unit. The test consists of two steps. Firstly, the Company identifies potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Secondly, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No 141, “Business Combinations”. If the carrying value of a reporting unit exceeds its estimated fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to earnings. The Company’s fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates.

k.	Comprehensive income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had other comprehensive income of $810,677 and $267,747 for the periods ended June 30, 2008 and 2007, respectively. The other comprehensive income arose from the changes in foreign currency exchange rate.

l.	Fair value of financial instruments

The Company believes that the carrying values of its cash and cash equivalents, accounts receivable, accounts payable, other receivables and other payables as of June 30, 2008 and December 31, 2007 approximate to their respective fair values due to the short-term nature of those instruments.

m.	Revenue recognition

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

n.	Income (loss) per common share

Income (loss) per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods.

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

r.	Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. The provisions of this Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is required to adopt the provisions of this statement as of January 1, 2008. The Company determined that the adoption of this standard had no material effect on its financial statements.

In September 2006, the FASB issued Statement No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement enhances disclosure regarding the funded status of an employer's defined benefit postretirement plan by (a) requiring companies to include the funding status in comprehensive income, (b) recognize transactions and events that affect the funded status in the financial statements in the year in which they occur, and (c) at a measurement date of the employer's fiscal year-end. Statement No. 158 effective for fiscal year ending after December 15, 2008, and is not expected to apply to the Company.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”). Although it retains the fundamental requirement in FAS 141 that the acquisition method of accounting be used for all business combinations, FAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any noncontrolling (“minority”) interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines what information to disclose regarding the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s 2009 fiscal year. The Company is currently assessing the potential effect of FAS 141R on its financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (that is, fiscal 2009 for the Company). The Company does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”. This Statement interprets Statement 60, “Accounting and Reporting by Insurance Enterprises” and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 (that is, fiscal 2009 for the Company), and all interim periods within those fiscal years. The Company does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

3.	ACQUISITION

On June 30, 2008, the Company and its wholly owned subsidiary, Hangson, entered into a Securities Purchase Agreement (the “Agreement”) with the minority shareholder of Suo’ang New Energy. Pursuant to the Agreement, the minority shareholder transferred his 20% ownership of Suo’ang New Energy to Hangson in exchange for 7,500,000 shares (the “Shares”) of the Company’s restricted common stock. Suo’ang Biological, the Company’s VIE, owns 80% of Suo’ang New Energy. Pursuant to the terms of the Agreement, the minority shareholder agreed to waive any and all rights that he may have to any distributions and or payments from Suo’ang New Energy beginning January 1, 2008. On June 30, 2008, the transaction contemplated under the Agreement was completed upon approval by the Chinese local government authorities. As a result, Suo’ang New Energy is now 100% controlled by the Company.

The total purchase price was $1,148,851, by issuance of the Company’s restricted common stock based on the per share value on the acquisition date.

The acquisition was accounted for using the purchase method of accounting. The allocation of the purchase price for this acquisition, as of the date of acquisition, is as follows:

Cash acquired	$3,712,020
Accounts receivable, net of allowance	3,459,196
Property, plant and equipment	3,100,935
Inventory	76,443
Prepaid land use right	1,848,416
Goodwill	410,869
Other assets acquired	2,422,836
Total assets acquired	15,030,715
Liabilities assumed	(10,929,937)
4,100,778
Less: Interest held by Suo'ang by way of initial contribution	(2,951,927)
$1,148,851

At the date of acquisition of the minority interest of Suo’ang New Energy, management made its best estimate of the allocations of the fair value assigned to assets and has categorized the value of $410,869 attributed to goodwill for the acquisition. A final analysis and determination will be made during year ending December 31, 2008.

The following table sets forth the unaudited pro forma results of operations of the Company as if the additional acquisition of the 20% interest in Suo’ang New Energy had occurred at the beginning of the year. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that not be obtained in the future.

Unaudited Pro Forma Results

Net income attributable to shareholders	$1,686,538

4.	CONCENTRATION OF CREDIT RISK

a.
Financial instruments that potentially expose the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivable. The Company performs ongoing evaluations of their cash position and credit evaluations to ensure collections and minimize losses.

b.	As of June 30, 2008 and 2007, the Company's bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

c.	For the periods ended June 30, 2008 and 2007, all of the Company's sales arose in the PRC. All accounts receivable as of June 30, 2008 and 2007 also arose in the PRC.

d.	Details of the customers accounting for 10% or more of the Company’s total sales for the periods ended June 30, 2008 and 2007 are as follows:

	Periods ended June 30,
	2008	2007
Company A	$1,175,657	$-
Company B	999,194	-
Company C	858,224	-
Company D	577,828	-

The accounts receivable from the customers accounting for 10% or more of the Company’s total sales represent 59.91% of the balance of the account at June 30, 2008. Accounts receivable at June 30, 2008 originated from the coal water mixture business. None of the accounts receivable originated from the COPO resin business accounting for 10% or more of the Company total sales.

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

6.	DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following,

	June 30,	December 31,
	2008	2007
Prepayment for construction in progress and machinery purchases	$1,109,583	$908,561
Purchase security deposit	1,304,107	1,609,750
Prepaid expenses	41,935	22,600
Other	2,146	2,018

	$2,457,771	$2,542,929

7.	GOVERNMENT GRANT RECEIVABLE

The amount represents a subsidy from the Shaanxi Provincial Government. The subsidy is unconditional and was received in the first quarter of 2008.

8.	INVENTORIES

Inventories consist of the following,

	June 30,	December 31,
	2008	2007
Raw materials	$58,640	$22,615
Packing materials	1,074	1,751
Finished goods	16,729	16,593

	$76,443	$40,959

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following,

	June 30,	December 31,
	2008	2007
Construction in progress	$126,817	$119,169
Buildings	1,403,310	3,806,628
Leasehold improvements	-	232,900
Plant and machinery	1,698,592	1,596,161
Office equipment	69,612	65,414
Motor vehicles	178,878	127,935
	3,477,209	5,948,207

Less: Accumulated depreciation and amortization	367,483	512,403

	$3,109,726	$5,435,804

Construction in progress included above was the construction of buildings, production lines and machinery for the “Coal-water mixture” business.

The depreciation expenses on property, plant and equipment for the six months ended June 30, 2008 and 2007 were $116,317 and $52,834, respectively.

10.	PREPAID LAND USE RIGHT

The Company has recorded as prepaid land use rights the costs paid to acquire a long-term interest to utilize the land underlying the building and production facility for its “coal-water mixture” business. This type of arrangement is common for the use of land in the PRC. The prepaid land use rights are expenses on the straight-line method over the term of the land use rights of 50 years.

The amount expensed on prepaid land use right for the periods ended June 30, 2008 and 2007 was $19,239 and $525, respectively. The amount to be expensed on prepaid land use rights over each of the next five years and thereafter is $193,070 per annum.

11.	GOODWILL

Balance as of December 31, 2007	$-
Arising from additional acquisition of Suo’ang New Energy on June 30, 2008 (Note 3)	410,869

Balance as of June 30, 2008	$410,869

12.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,	December 31,
	2008	2007
Accounting software	$2,085	$1,959
Less: Accumulated amortization	(720)	(481)

	$1,365	$1,478

The amortization expenses on intangible assets for the periods ended June 30, 2008 and 2007 were $239 and $183, respectively.

13.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of:

	June 30,	December 31,
	2008	2007
Accrued operating expenses	$590,861	$471,988
Prepaid land use right payable	142,313	133,731
Accrued staff welfare	122,271	71,706
Construction in progress payable	12,755	90,140
Non-interest bearing loan	-	68,627
Advance from customer	58,317	54,800
Other payables	22,564	2,740

	$949,081	$893,732

14.	CAPITAL TRANSACTION

On June 30, 2008 the Company acquired 20% ownership interest of Suo’ang New Energy with the agreed value of $1,148,851 in exchange for the Company’s issuance of 7,500,000 shares of common stock, as fully described in Note 3.

15.	STATUTORY RESERVES

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

d.	Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

Statutory reserves consist of the following as of:

	June 30,	December 31,
	2008	2007
Statuatory capital reserve	$232,206	$232,206
	116,103	116,103
Statuatory common welfare fund
	$348,309	$348,309

16.	INCOME TAXES

Companies in the PRC are generally subject to PRC Enterprise Income Taxes at a statutory rate of 33% (30% of national income tax plus 3% local income tax) on the net income. However, the Company’s VIE, Shaanxi Suo’ang, has been approved as a “high and new technology enterprise” and under PRC Income Tax Laws, it is entitled to a preferential tax rate of 15% upon expiry of a two years' tax holiday for 2004 and 2005, within which no income taxes were charged. Shaanxi Suoang is subject to income tax from 2006.

The Company and its wholly owned subsidiary Hangson are not subject to any income taxes as these companies had no income for the periods ended June 30, 2008 and 2007.

The income tax expense consisted of the following as of:

	June 30,
	2008	2007
Current – PRC Enterprise Income Tax	$24,708	$-
Deferred	-	-

Total income tax expenses	$24,708	$-

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

	June 30,
	2008	2007
U.S. statutory rate	34%	34%
Foreign income not recognized in U.S.	(34%)	(34%)
Non-deductible expenses and other	-	-
Tax holiday	(14%)	-
PRC preferential income tax rate	15%	15%

Effective tax rate	1%	15%

No significant deferred tax liabilities or assets existed as of either June 30, 2008 or 2007.

17.	INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share for the periods ended June 30, 2008 and 2007 were determined by dividing net income for the periods by the weighted average number of common shares outstanding.

The Company has retroactively adjusted the weighted average number of common shares outstanding by deeming that the three-for-one (3:1) forward stock split on August 20, 2007 had occurred as of the beginning of the earliest period presented.

The Company did not have dilutive securities outstanding as of and during the periods ended June 30, 2008 and 2007.

18.	RELATED PARTY TRANSACTIONS

(a)	Related party payables

Amount payable to a director as of June 30, 2008 and December 31 2007, is summarized as follows:

	June 30,	December 31,
	2008	2007
Amount due to a director:
Mr. Peng Zhou	$-	$8,527

This balance is interest free and unsecured and has no fixed repayment date.

(b)	Disposal of patent

In 2006, the Company disposed of the patent related to the discontinued COPO resin product operations to a related company for a consideration of $256,200. A loss on disposal of $291,266 was recorded. The balance remains outstanding as of December 31, 2007 was $141,795 and was repaid during the first quarter of 2008.

(c)	Transfer of property

On June 13, 2006, the Company signed a property transfer agreement with a related company, HanZhong SiXiong KeChuang Commercial Company Ltd., which is controlled by a shareholder of the Company, to dispose of the Company’s leasehold properties together with the leasehold improvements for an aggregate cash consideration of approximately $2,450,000. The agreed price is $120,000 lower then the evaluated value according to an appraisal report issued by an independent professional appraiser because the property title did not transfer from the property developer to the Company. As of December 31, 2007, $1,567,500 was received and recorded as deposit on sale of property in the balance sheet.

On March 25, 2007 and June 21, 2007, the Company and the buyer entered into extension agreements whereby the Company extended the date for payment of the remaining balance and transfer of the title of properties to the buyer to on or before May 31, 2007 and October 31, 2007 respectively. On March 6, 2008, the Company entered a supplementary agreement whereby the Company agreed to transfer the title of the properties before May 31, 2008 and the buyer will pay the Company on or one month after the transfer of property title. The transfer of property was completed accordingly. Gain on transfer of property of $33,000 was recorded.

(d)	Forfeiture of minority interest

On June 30, 2008, the Company entered into a Securities Purchase Agreement (the “Agreement”) to acquire from a minority shareholder his 20% equity ownership interest in Suo’ang New Energy as more fully described in Note 3. Pursuant to the terms of the Agreement, the minority shareholder agreed to waive any and all right he may have to any distributions and/or payments from Suo’ang New Energy beginning January 1, 2008.

19.	COMMITMENTS AND CONTINGENCIES

a.           Capital expenditure commitments

During the fiscal year 2007, the Company entered into various contracts for the construction of a new plant for its coal water mixture business, as well as several contracts to purchase machinery.

The Company's commitments for capital expenditure as of June 30, 2008 are as follows:

Contracted but not accrued for:

Purchase of machinery	$320,605

b.           Operating lease commitments

As of June 30, 2008, the Company’s total future minimum lease payments under non-cancelable operating leases to be paid in each of the five succeeding years are as follows:

Periods ending June 30,
2009	20,994
2010	20,994
2011 and thereafter	-

Total operating lease commitments	$41,988

c.           Social insurance of Employees

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

Overview

Sino Clean Energy Inc. (“SCE” or the “Company”) is engaged in the research, development, production and sale in the People’s Republic of China (“China”) of its “coal water mixture” product, a fuel substitute for oil, gas or coal. Our primary business operations are conducted through our wholly-owned subsidiary Hangson Limited (“Hangson”), a British Virgin Islands company, Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Suo’ang Biological”), a Chinese company which Hangson controls through a series of contractual arrangement, and Shaanxi Suo’ang New Energy Enterprise Company Ltd. (“Suo’ang New Energy”), a Chinese company and subsidiary of Suo’ang Biological.

Because of its contractual arrangements with Hangson, Suo’ang Biological is deemed Hangson’s variable interest entity (“VIE”).  Accordingly, we consolidate Suo’ang Biological’s results, assets and liabilities in our financial statements. The Company’s consolidated assets do not include any collateral for Suo’ang Biological’s obligations. The creditors of Suo’ang Biological do not have recourse to the general credit of the Company. For a description of the contractual arrangements between Hangson and Suo’ang Biological, see the section titled “Contractual Arrangements with Shaanxi Suoang and its Shareholders” in the Company’s Annual Report on Form 10-KSB filed with the SEC on April 15, 2008.

On June 30, 2008, we entered into a Securities Purchase Agreement (the “Agreement”) pursuant to which Hangson acquired ("the Acquisition") a twenty percent (20%) equity ownership interest (the “Minority Interest”) in Suo’ang New Energy from Mr. Peng Zhou, a member of our board of directors, in exchange for the Company’s issuance of 7,500,000 shares of restricted common stock (the “Stock Consideration”) to Mr. Zhou. The closing of the Acquisition occurred on June 30, 2008. The remaining eighty percent (80%) of the equity ownership in Suo’ang New Energy continues to be owned by Suo’ang Biological.

For the majority of fiscal 2006, Suo’ang Biological was engaged in two lines of businesses: the research, development, production, marketing and sales of coal-polymer (“COPO”) resin products, and also in the research, development, production and sale of “coal-water mixture,” fuel substitute product (“CWM Fuel”).  However, the Company subsequently decided to focus on its CWM Fuel product business.  Thus, in December 2006, Suo’ang Biological ceased operations of the COPO resin products business and is now focused on its CWM Fuel product business. Suo’ang Biological conducts the CWM Fuel operations through Suo’ang New Energy.

The Company entered into sales contracts for the sale of the CWM Fuel in early 2007.  Construction of the first phase of the Company’s CWM Fuel production plant was completed in June 2007.  The Company’s CWM Fuel production plant became operational and production of the CWM Fuel commenced in August 2007.

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

Goodwill

The Company accounts for acquisitions of business in accordance with SFAS No. 141 “Business Combinations”, which may result in the recognition of goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill is not subject to amortization but will be subject to periodic evaluation for impairment. Goodwill is stated in the consolidated balance sheet at cost less accumulated impairment loss.

Impairment

(i)	Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

(ii)	Goodwill

Impairment of goodwill is tested at least annually at the reporting unit. The test consists of two steps. Firstly, the Company identifies potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Secondly, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No 141, “Business Combinations”. If the carrying value of a reporting unit exceeds its estimated fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to earnings. The Company’s fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates.

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

Results of Operations

Three month period ended June 30, 2008 as compared to three month period ended June 30, 2007

Revenue. During the three month period ended June 30, 2008, we had revenues from sale of our coal water mixture of $3,251,224, as compared to revenues of $Nil during the three month period ended June 30, 2007.  In general, this increase is mainly attributable to sales revenue received after the Company commenced operations of its coal water mixture production facility during the third quarter of 2007.

General and Administrative Expenses. General and administrative expenses totaled $222,306 for the three-month period ended June 30, 2008, as compared to $81,249 for the three-month period ended June 30, 2007.  This increase was primarily caused by professional fee, salaries and traveling expenses in connection with the commencement of our coal water mixture operations.

Net Income. We had net income of $811,890 for the three-month period ended June 30, 2008, as compared to net loss of $14,581 for the same period in 2007.  The increase in net income is primarily attributable to the commencement of our coal water mixture operations and production during the third quarter in 2007.

Six month period ended June 30, 2008 as compared to six month period ended June 30, 2007

Revenue. During the six month period ended June 30, 2008, we had revenues from sale of our coal water mixture of $5,736,352, as compared to revenues of $Nil during the six month period ended June 30, 2007.  In general, this increase is mainly attributable to the commencement of coal water mixture operation in third quarter of 2007.

General and Administrative Expenses. General and administrative expenses totaled $385,804 for the six-month period ended June 30, 2008, as compared to $132,911 for the six-month period ended June 30, 2007.  This increase was primarily caused by professional fee, salaries and traveling expenses in connection with the commencement of our coal water mixture operations.

Net Income. We had net income of $1,335,389 for the six-month period ended June 30, 2008, as compared to net income of $23,661 for the same period in 2007.  The increase in net income is primarily attributable to the commencement of coal water mixture in third quarter in 2007.

Liquidity and Capital Resources

Net cash flow provided by operating activities was $260,956 for the six months ended June 30, 2008, as compared to net cash flow used in operating activities was $1,891,022 for the six months ended June 30, 2007.  The increase in our net cash flow provided by operating activities for the six months ended June 30, 2008 was mainly due the commencement of our coal water mixture operations in third quarter in 2007.

Net cash flow used in investing activities was $41,389 for the six months ended June 30, 2008, as compared to net cash of $963,527 used in investing activities for the same period in 2007. Uses of cash flow for investing activities were mainly related to the purchase of property, plant and equipment.

Net cash flow provided by financing activities was $1,458,005 for the six months ended June 30, 2008, as compared to net cash flow provided by financing activities of $80,277 for the same period in 2007. The increase in net cash flow provided by financing activities was mainly due to receipt from government grant and sales proceeds from disposal of property.

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

Exchange Rates

Suo'ang Biological maintains its books and records in Renminbi (“RMB”), the lawful currency of the PRC.  In general, for consolidation purposes, the Company translates Suo'ang Biological’s assets and liabilities into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period.  Adjustments resulting from the translation of Suo'ang Biological’s financial statements are recorded as accumulated other comprehensive income.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	June 30, 2008	December 31, 2007	June 30, 2007

Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD0.1458:RMB1	USD0.1370:RMB1	USD0.1316:RMB1

Amounts included in the statement of operations, statement of changes in stockholders' equity and statement of cash flows for the period/ year ended	USD0.1412:RMB1	USD0.1320:RMB1	USD0.1300:RMB1

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Not applicable

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

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

None

Item 1A. Risk Factors.

Not applicable

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Reference is made to our Current Report on Form 8-K filed with the SEC on July 7, 2008.

Item 3.                      Defaults upon Senior Securities.

        None

Item 4.                       Submission of Matters to a Vote of Securities Holders.

None

Item 5.                       Other Information.

None

Item 6.                        Exhibits.

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

10.3 10.4
Machineries Transfer Agreement between Shaanxi Suo’ang Biological Science & Technology Co., Ltd. and HanZhongWeiDa Commercial Company Limited dated January 10, 2007 (5)
Securities Purchase Agreement dated as of June 30, 2008, by and among Mr. Peng Zhou, Sino Clean Energy Inc., Hangson Limited and Shaanxi Suo’ang New Energy Enterprise Co., Ltd. (8)

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

99.3	Operating Agreement by and between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”) and Shaanxi Suoang’s Majority Shareholders dated August 18, 2006 (3)

99.4	Proxy Agreement by and between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”) and Shaanxi Suoang’s Majority Shareholders dated August 18, 2006 (3)
99.5	Option Agreement between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”) and Shaanxi Suoang’s Majority Shareholders dated August 18, 2006 (3)
99.6	Agreement by and between Shaanxi Suo’ang Biological Science and Technology Co. Ltd. and Hanzhong Si Xiong Ke Chuang Business Co. Ltd. (3)
99.7	Supplementary Agreement by and between Shaanxi Suo'ang Biological Science and Technology Co. Ltd. and Hanzhong Si Xiong Ke Chuang Business Co. Ltd. dated March 25, 2007 (5)
99.8	Agreement to Defer Payment for Property Transfer by and between Shaanxi Suo'ang Biological Science and Technology Co. Ltd. and Hanzhong Si Xiong Ke Chuang Business Co. Ltd. dated June 21, 2007 (7)
99.9
Supplementary Agreement to the Property Transfer Agreement  by and between Shaanxi Suo'ang Biological Science and Technology Co. Ltd. and Hanzhong Si Xiong Ke Chuang Business Co. Ltd. dated March 6, 2008 (7)

Biological Science and Technology Co. Ltd. and Hanzhong Si Xiong Ke Chuang Business Co. Ltd. dated March 6, 2008 (7)

*  Filed herewith

(1)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2006 and incorporated herein by reference.
(2)	Filed as Exhibit A of Registrant’s Schedule 14A filed with the SEC on August 8, 2006 and incorporated herein by reference.

(3)	Filed as Exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2006 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006 and incorporated herein by reference.
(5)	Filed as Exhibits to the Registrant’s Annual Report on Form 10-KSB filed with the SEC on May 3, 2007 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2007 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 19, 2008 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2008 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO CLEAN ENERGY INC. (Registrant)

Date: August 12, 2008	By:	/s/ Baowen Ren
Baowen Ren Chief Executive Officer