Form 10-Q
period 2008-09-30
Sino Clean Energy Inc
filed 2008-11-13
CIK 1120096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: September 30, 2008

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

Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 94,514,750 issued and outstanding as of November 12, 2008.

Transitional Small Business Disclosure Form (Check one): Yes [   ] No [X]

TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2008

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

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

SINO CLEAN ENERGY INC. AND SUBSIDIARIES

Consolidated Financial Statements
For the Periods Ended September 30, 2008 and 2007

Sino Clean Energy Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts expressed in U.S. Dollars)

ASSETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Current assets
Cash and cash equivalent	$2,533,999	$2,832,132
Accounts receivable, net (Note 2(d))	6,242,716	1,068,303
Deposits and prepayments (Note 6)	732,420	2,542,929
Other receivables	160,829	138,523
Prepaid land use right - current portion (Note 10)	38,845	36,285
Government grant receivable (Note 7)	-	411,000
Assets on discontinued operation
Other receivable - related (Note 21 (b))	-	141,795
Inventories (Note 8)	293,101	40,959

Total current assets	10,001,910	7,211,926

Deferred debt issuance cost, net (Note 15)	209,519	-
Property, plant and equipment, net (Note 9)	5,915,779	5,435,804
Prepaid land use right - non current portion (Note 10)	1,810,955	1,718,744
Goodwill (Notes 3 and 11)	410,869	-
Intangible assets, net (Note 12)	1,268	1,478

Total assets	$18,350,300	$14,367,952

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$47,043	$41,827
Accrued expenses and other payables (Note 13)	735,079	893,732
Amount due to a director (Note 21(a))	1,178	8,527
Obligations under capital leases (Note 14)	13,450	-
Taxes payable	150,031	130,332
Deposit on sales of property (Note 21 (c))	-	1,507,000

Total current liabilities	946,781	2,581,418

Non-current liabilities
Convertible debentures (Note 15)	383,856	-
Obligations under capital leases (Note 14)	4,265	-

Total non-current liabilities	388,121	-

Total liabilities	1,334,902	2,581,418

Minority interest	-	352,789

Commitments and Contingencies (Note 22)

Shareholders' Equity
Preferred stock, $0.001 par value,
50,000,000 shares authorized,
nil issued and outstanding	-	-
Common stock, $0.001 par value,
200,000,000 shares authorized,
92,181,750 and 84,681,750 issued and outstanding
as of September 30, 2008 and December 31, 2007
respectively	92,182	84,682
Additional paid-in capital	11,312,205	9,153,174
Retained earnings	3,166,608	686,482
Statutory reserves (Note 18)	348,309	348,309
Accumulated other comprehensive income	2,096,094	1,161,098

Total shareholders' equity	17,015,398	11,433,745

Total liabilities and shareholders' equity	$18,350,300	$14,367,952

Sino Clean Energy Inc. and Subsidiaries
Consolidated Statements of Income (Operations) and Other Comprehensive Income
For the three months and nine months ended September 30, 2008 and 2007
(Amounts expressed in U.S. Dollars)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenue	$3,419,941	$234,639	$9,156,293	$234,639

Cost of goods sold	(2,297,227)	(181,563)	(6,227,606)	(181,563)

Gross profit	1,122,714	53,076	2,928,687	53,076

Selling expenses	3,106	17,229	7,871	19,009
General and administrative expenses	204,915	197,371	590,719	330,282

Income (loss) from operations	914,693	(161,524)	2,330,097	(296,215)

Other income (expenses)
Rental income, net of outgoings	230	-	79,843	-
Interest income	8,026	3,449	19,537	13,372
Commission income	80,072	-	224,947	-
Sundry income (expenses)	78	6,471	26,921	(131)
Other income (expenses)	-	(7,601)	-	137,339
Gain on disposal of property (Note 21(c))	95	-	33,095	-
Government grant	141,614	-	141,614	-

Total other income	230,115	2,319	525,957	150,580

Income (loss) before provision for income taxes	1,144,808	(159,205)	2,856,054	(145,635)

Provision for income taxes (Note 19)	71	-	24,779	-

Net income (loss) before minority interest	$1,144,737	$(159,205)	$2,831,275	$(145,635)

Less: Minority interest	-	11,099	(351,149)	21,190

Net income (loss)	1,144,737	(148,106)	2,480,126	(124,445)

Other comprehensive income
Foreign currency translation adjustment	124,319	116,066	934,996	385,813

Comprehensive income (loss)	$1,269,056	$(32,040)	$3,415,122	$261,368

Weight average number of shares
- Basic and diluted	92,181,750	84,681,750	92,181,750	84,681,750

Income (loss) per common share (Note 20)

- Basic and diluted	$0.0124	$(0.0017)	$0.0269	$(0.0015)

Sino Clean Energy Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Amount expressed in U.S. Dollars except number of shares)

	Common stock					(Accumulated	Accumulated
	(par value $0.1208)		Additional	Statutory	Statutory	deficits) /	other
			paid-in	capital	welfare	Retained	comprehensive
	Shares	Amount	capital	reserves	reserves	earnings	income	Total

Balance, January 1, 2007 (audited)	84,681,750	$84,682	$9,153,174	$232,206	$116,103	$(330,456)	$432,312	$9,688,021

Net loss	-	-	-	-	-	(124,445)	-	(124,445)
Foreign currency translation gain	-	-	-	-	-	-	385,813	385,813

Balance, September 30, 2007 (Unaudited)	84,681,750	$84,682	$9,153,174	$232,206	$116,103	$(454,901)	$818,125	$9,949,389

Net income	-	-	-	-	-	1,141,383	-	1,141,383
Foreign currency translation gain	-	-	-	-	-	-	342,973	342,973

Balance, December 31, 2007 (audited)	84,681,750	$84,682	$9,153,174	$232,206	$116,103	$686,482	$1,161,098	$11,433,745
Issuance of share	7,500,000	7,500	1,141,351	-	-	-	-	1,148,851
Benefical conversion feature of debenture	-	-	986,921	-	-	-	-	986,921
Warrants issued to placement agent	-	-	30,759	-	-	-	-	30,759
Net income	-	-	-	-	-	2,480,126	-	2,480,126
Foreign currency translation gain	-	-	-	-	-	-	934,996	934,996

Balance, September 30, 2008 (Unaudited)	92,181,750	$92,182	$11,312,205	$232,206	$116,103	$3,166,608	$2,096,094	$17,015,398

Sino Clean Energy Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts expressed in U.S. Dollars)
(Unaudited)

	Period ended September 30,
	2008	2007

Cash flows from operating activities:
Net income	$2,480,126	$(124,445)
Adjustments to reconcile net income to cash
provided by operating activities:
Minority interest	351,149	(21,190)
Net income from discontinued operations	-	(137,339)
Amortization of deferred debenture expenses	8,399	-
Discount on debenture	35,127	-
Depreciation and amortization	175,399	40,607
Gain on disposal of property	(33,095)	-
(Increase) decrease in assets:
Accounts receivable	(4,923,476)	(248,645)
Deposits and prepayments	1,921,371	(2,633,573)
Other receivables	(14,227)	207,656
Prepaid land use rights	28,031	-
Receipt from government grant	411,000	-
Other receivables - discontinued operations	141,795	-
Inventories	(240,670)	(28,160)
Increase (decrease) in liabilities:
Accounts payable	2,187	148,429
Advance from customers	-	602,864
Accrued expenses and other payable	(198,852)	105,435
Taxes payables	10,143	37,730
Net cash provided by discontinued operations	-	69,729
Net cash provided from (used in) operating activities	154,407	(1,980,902)

Cash flows from investing activities:
Amount due from a director	-	133,255
Purchase of property, plant and equipment	(2,791,475)	(1,187,120)
Net cash used in investing activities	(2,791,475)	(1,053,865)

Cash flows from financing activities:
(Payment to ) advance from a director	(7,427)	74,515
Proceeds from disposal of property	1,025,437	-
Issuance of convertible debenture	1,148,491	-
Capital element of capital lease	44,423	-
Obligations under capital leases	(27,318)	-
Net cash provided by financing activities	2,183,606	74,515

Effect of foreign currency translation	155,329	120,880

Net decrease in cash and cash equivalents	(298,133)	(2,839,372)

Cash and cash equivalents, beginning of period	2,832,132	4,450,557

Cash and cash equivalents, end of period	$2,533,999	$1,611,185

Supplemental Disclosure Information

Interest paid	$-	$-

Income taxes paid	$-	$-

Major non-cash transaction
Issuance of share in exchange of equity interest (Note 3)
	$1,500,000	$-

1.	CORPORATION REORGANZATION AND BUSINESS ACTIVITIES

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

Prior to December 2006, the Company had principally been engaged in production and sales of coal-polymer (“COPO”) resin products. In December 2006, the Company decided to cease its operations in manufacturing COPO products and shift all its resources towards the production and sale of “coal-water mixture” products.

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

Cash and cash equivalents consist of cash on hand, bank deposits and deposit in an escrow account.  Deposit in the escrow account was $885,057 as of September 30, 2008. The fund held in the escrow account was released to the Company in late October 2008.

d.	Accounts receivable

Accounts receivables are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts.

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers' balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current period. As of September 30, 2008 and December 31, 2007, accounts receivable were net of allowances of $5,747 and $5,368, respectively.

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

(i)           Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups.

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

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had other comprehensive income of $934,996 and $385,813 for the periods ended September 30, 2008 and 2007, respectively. The other comprehensive income arose from the changes in foreign currency exchange rate.

l.	Fair value of financial instruments

The Company believes that the carrying values of its cash and cash equivalents, accounts receivable, accounts payable, other receivables and other payables as of September 30, 2008 and December 31, 2007 approximate to their respective fair values due to the short-term nature of those instruments.

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

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or which has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

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

b.	As of September 30, 2008 and 2007, the Company's bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

c.	For the periods ended September 30, 2008 and 2007, all of the Company's sales arose in the PRC. All accounts receivable as of September 30, 2008 and 2007 also arose in the PRC.

d.	Details of the customers accounting for 10% or more of the Company’s total sales for the periods ended September 30, 2008 and 2007 are as follows:

	Periods ended September 30,
	2008	2007
Company A	$1,370,151	$196,384
Company B	-	52,990
Company C	1,197,573	-
Company D	1,144,546	-

The accounts receivable from the customers accounting for 10% or more of the Company’s total sales represent 49.43% of the balance of the account at September 30, 2008. Accounts receivable at September 30, 2008 originated from the coal water mixture business. None of the accounts receivable originating from the COPO resin business accounted for 10% or more of the Company total sales.

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

6.	DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

	September 30,	December 31,
	2008	2007
Prepayment for construction in progress and machinery purchases	$720,229	$908,561
Purchase security deposit	4,400	1,609,750
Prepaid expenses	5,632	22,600
Other	2,159	2,018

	$732,420	$2,542,929

7.	GOVERNMENT GRANT RECEIVABLE

The amount represents a subsidy from the Shaanxi Provincial Government. The subsidy is unconditional and was received in the first quarter of 2008.

8.	INVENTORIES

Inventories consist of the following,
	September 30,	December 31,
	2008	2007
Raw materials	$245,555	$22,615
Packing materials	987	1,751
Work in progress	2,213	-
Finished goods	44,346	16,593

	$293,101	$40,959

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:
	September 30,	December 31,
	2008	2007
Construction in progress	$2,682,282	$119,169
Buildings	1,692,118	3,806,628
Leasehold improvements	-	232,900
Plant and machinery	1,708,749	1,596,161
Office equipment	70,028	65,414
Motor vehicles	179,948	127,935
	6,333,125	5,948,207

Less: Accumulated depreciation and amortization	417,346	512,403

	$5,915,779	$5,435,804

Construction in progress included above was the construction of buildings, production lines and machinery for the coal-water mixture business.

The depreciation expenses on property, plant and equipment for the nine months ended September 30, 2008 and 2007 were $175,095 and $35,966, respectively.

10.	PREPAID LAND USE RIGHT

The Company has recorded as prepaid land use rights the costs paid to acquire a long-term interest to utilize the land underlying the building and production facility for its coal-water mixture business. This type of arrangement is common for the use of land in the PRC. The prepaid land use rights are expenses on the straight-line method over the term of the land use rights of 50 years.

The amount expensed on prepaid land use right for the periods ended September 30, 2008 and 2007 was $28,031 and $4,377, respectively. The amount to be expensed on prepaid land use rights over each of the next five years and thereafter is $193,070 per annum.

11.	GOODWILL

Balance as of December 31, 2007	$-
Arising from additional acquisition of Suo’ang New Energy on June 30, 2008 (Note 3)	410,869

Balance as of September 30, 2008	$410,869

12.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30,	December 31,
	2008	2007
Accounting software	$2,097	$1,959
Less: Accumulated amortization	(829)	(481)

	$1,268	$1,478

The amortization expenses on intangible assets for the periods ended September 30, 2008 and 2007 were $304 and $275, respectively.

13.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of:

	September 30,	December 31,
	2008	2007
Accrued operating expenses	$374,450	$471,988
Prepaid land use right payable	143,165	133,731
Accrued staff welfare	142,104	71,706
Construction in progress payable	12,831	90,140
Non-interest bearing loan	-	68,627
Advance from customer	58,665	54,800
Other payables	3,864	2,740

	$735,079	$893,732

14.	OBLIGATIONS UNDER CAPITAL LEASES

	September 30,	December 31,
	2008	2007

Total minimum lease payments	$17,715	$-
Less: Current portion of obligations under capital leases	(13,450)	-

	$4,265	$-

15.	CONVERTIBLE DEBENTURES

On September 16, 2008 and September 19, 2008, the Company sold $1,335,650 in aggregate principal amount of its 18% secured convertible debentures (the “Debentures”) and issued warrants (the “Warrants”) to purchase up to 8,904,334 shares of common stock of the Company to institutional and other accredited investors in a private placement (the “Transactions”). The Company also issued warrants to Ancora Securities, Inc. as finder’s fee as follows: (1) for the Debentures sold on September 16, 2008, warrants to purchase up to 267,100 shares of common stock at an exercise price of $0.25 per share and expiring on September 15, 2010, and (ii) for the Debentures sold on September 19, 2008, warrants to purchase up to 90,000 shares of common stock at an exercise price of $0.25 per share and expiring on September 18, 2010.

The Debentures bear a fixed rate of interest at 18% per annum and mature one year from their issuance dates, provided that the principals and interests are due immediately upon an event of default, as such term is defined in the Debentures. The holders of the Debentures have the right at any time to convert all or part of the outstanding principal amount of the Debentures and any accrued and unpaid interest into common shares of the Company at the then effective conversion price, initially being $0.15 per share. However, if the Company completes a Qualifying Financing Transaction (as defined in the Debentures) and the listing of its common stock on a Subsequent Market (as defined in the Debentures) on or before the Debentures mature, all interests due under the Debentures will be waived and all of the outstanding principal amount of Debentures will automatically convert into common shares. The Debentures are secured by a personal guarantee from the Company’s Chairman.

The Warrants entitle each investor to purchase up to a number of common shares (the “Warrant Shares”) equal to 100% of the number of common shares that would be issuable upon conversion of the Debentures purchased by such investor in the Transaction. The Warrants have an initial exercise price of $0.15 per share. 25% of the Warrant Shares vest and are immediately exercisable upon issuance of the Warrants. Thereafter, up to 5% of the Warrant Shares will vest and become exercisable at the end of every one-month period beginning on October 31, 2008, until the sooner of the listing of the Company’s common stock on a Subsequent Market, or the repayment in full of the Debentures, or until 100% of the Warrant Shares are vested. Any portion of the Warrant Shares not vested prior to the earlier of the Subsequent Market listing or repayment of the Debentures shall be deemed void. The Warrants are exercisable for a period of three years from their issuance date.

The initial conversion price of the Debentures is subject to adjustments should the Company issue more shares of common stock or securities convertible into common stock, including rights, options or warrants to subscribe for common shares, for less than the initial conversion price and without offering the same to the investors in the Transaction. In the case of adjustments to the conversion price, the conversion price shall be adjusted to the consideration received or receivable by the Company for each share of common stock issued or issuable. The initial conversion price of the Debentures and the initial exercises price of the Warrants are also subject to adjustment for other customary adjustment events such as any stock dividend, stock split, reverse stock split or other similar transaction.

In connection with the Transactions, the Company’s Chairman entered into an escrow agreement (the “Escrow Agreement”) with the investors pursuant to which he has agreed to place a certain number of the Company's common shares that he owns into escrow (the “Escrow Shares”). Under the terms of the Escrow Agreement, one-half of the Escrow Shares will be released back to the Chairman if the Company meets certain financial milestones described in the Escrow Agreement at the end of fiscal year ended December 31, 2008; otherwise, these Escrow Shares will be distributed to the investors in proportion to each investor’s purchase price in the Transaction. Likewise, the remaining half of the Escrow Shares will be released back to the Chairman if the Company meets certain financial milestones described in the Escrow Agreement at the end of fiscal year ended December 31, 2009; otherwise, these Escrow Shares will be proportionately distributed to the investors.

The fair value of the embedded conversion feature of the Debentures of $986,921 was calculated using the intrinsic value method in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, limited to the amount of the proceeds allocated to the convertible instrument, and recorded in additional paid-in capital in the balance sheet. The discount resulting from recording the conversion feature of the Debentures is amortized from their date of issuance to their date of maturity.

The Company has evaluated the Warrants under SFAS 133, “Accounting for Derivatives”, and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”, and reported the fair value of the Warrants as equity instruments. The Warrants were valued using the Black-Scholes option pricing method with the following assumptions:

Issuance date:	September 16, 2008	September 19, 2008
Dividend Yield:	0.00%	0.00%
Volatility:	86.82%	91.68%
Risk-free interest rate:	1.62%	2.00%

Costs directly associated with the issuance of the Debentures were capitalized and amortized using the straight-line method over the term of the Debentures. As of September 30, 2008, the balance of capitalized debt issuance costs was $209,519. Amortization charged to interest expense was $8,399 for the nine-month period ended September 30, 2008.

16.	CAPITAL TRANSACTION

On June 30, 2008 the Company acquired 20% ownership interest of Suo’ang New Energy with the agreed value of $1,148,851 in exchange for the Company’s issuance of 7,500,000 shares of common stock, as fully described in Note 3.

17.	WARRANTS

               The following table summarizes the Warrants outstanding and related prices for the shares of the Company’s common stock issuable upon exercise of the Warrants at September 30, 2008:

Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Number exercisable	Weighted average exercise price
$0.15	5,337,667	2.96	1,334,416	$0.15
$0.25	267,100	1.96	267,100	$0.25
$0.15	3,566,667	2.97	891,666	$0.15
$0.25	90,000	1.97	90,000	$0.25
No warrant was exercised during the nine-month period ended September 30, 2008.

18.	STATUTORY RESERVES

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

Statutory reserves consist of the following as of:

	September 30,	December 31,
	2008	2007
StStatutory capital reserve	$232,206	$232,206
StStatutory common welfare fund	116,103	116,103

	$348,309	$348,309

19.	INCOME TAXES

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

The Company and its wholly owned subsidiary Hangson are not subject to any income taxes as these companies had no income for the periods ended September 30, 2008 and 2007.

The income tax expense consisted of the following as of:

	September 30,
	2008	2007
Current – PRC Enterprise Income Tax	$24,779	$-
Deferred	-	-

Total income tax expenses	$24,779	$-

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

	September 30,
	2008	2007
U.S. statutory rate	34%	34%
Foreign income not recognized in U.S.	(34%)	(34%)
Non-deductible expenses and other	-	-
Tax holiday	(14%)	-
PRC preferential income tax rate	15%	15%

Effective tax rate	1%	15%

No significant deferred tax liabilities or assets existed as of either September 30, 2008 or 2007.

20.	INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share for the periods ended September 30, 2008 and 2007 were determined by dividing net income for the periods by the weighted average number of common shares outstanding.

The Company has retroactively adjusted the weighted average number of common shares outstanding by deeming that the three-for-one (3:1) forward stock split on August 20, 2007 had occurred as of the beginning of the earliest period presented.

The Company did not have dilutive securities outstanding as of and during the periods ended September 30, 2008 and 2007.

21.	RELATED PARTY TRANSACTIONS

(a)           Related party payables

Amount payable to a director as of September 30, 2008 and December 31 2007, is summarized as follows:

	September 30,	December 31,
	2008	2007
Amount due to a director:
Mr. Peng Zhou	$1,178	$8,527

This balance is interest free and unsecured and has no fixed repayment date.

(b)	Disposal of patent

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

On March 25, 2007 and June 21, 2007, the Company and the buyer entered into extension agreements whereby the Company extended the date for payment of the remaining balance and transfer of the title of properties to the buyer to on or before May 31, 2007 and October 31, 2007 respectively. On March 6, 2008, the Company entered a supplementary agreement whereby the Company agreed to transfer the title of the properties before May 31, 2008 and the buyer will pay the Company on or one month after the transfer of property title. The transfer of property was completed accordingly. Gain on transfer of property of $33,095 was recorded.

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

22.	COMMITMENTS AND CONTINGENCIES

a.           Capital expenditure commitments

During the fiscal year 2007, the Company entered into various contracts for the construction of a new plant for its coal water mixture business, as well as several contracts to purchase machinery.

The Company's commitments for capital expenditure as of September 30, 2008 are as follows:

Contracted but not accrued for:

Purchase of machinery	$340,329

b.           Operating lease commitments

As of September 30, 2008, the Company’s total future minimum lease payments under non-cancelable operating leases to be paid in each of the five succeeding years are as follows:

Periods ending September 30,
2009	$21,120
2010	16,720
2011 and thereafter	-

Total operating lease commitments	$37,840

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

In this Form 10-Q, references to “we”, “our”, "the", “us”, the "Company”, or the “Registrant” refer to Sino Clean Energy Inc., a Nevada corporation, its subsidiary and affiliated entities.

Overview

Sino Clean Energy Inc. (the “Company”) is engaged in the research, development, production and sale in the People’s Republic of China (“China”) of its “coal-water mixture” product, a fuel substitute for oil, gas or coal. Our primary business operations are conducted through our wholly-owned subsidiary Hangson Limited (“Hangson”), a British Virgin Islands company, Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Suo’ang Biological”), a Chinese company which Hangson controls through a series of contractual arrangement, and Shaanxi Suo’ang New Energy Enterprise Company Ltd. (“Suo’ang New Energy”), a Chinese company and subsidiary of Suo’ang Biological.

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

For the majority of fiscal 2006, Suo’ang Biological was engaged in two lines of businesses: the research, development, production, marketing and sales of coal-polymer (“COPO”) resin products, and also the research, development, production and sale of coal-water mixture fuel substitute product (“CWM Fuel”).  However, the Company subsequently decided to focus on its CWM Fuel business.  Thus, in December 2006, Suo’ang Biological ceased operations of the COPO resin business and is now focused on its CWM Fuel business, which is conducted through Suo’ang New Energy.

The Company entered into sales contracts for the sale of the CWM Fuel in early 2007.  Construction of the first phase of the Company’s CWM Fuel production plant was completed in June 2007.  The Company’s CWM Fuel production plant became operational and production of the CWM Fuel commenced in August 2007.

On September 16 and 19, 2008, we issued our 18% secured convertible debentures (the “Debentures”) to certain institutional and accredited investors for an aggregate amount of $1,335,650. The Debentures bear a fixed rate of interest at 18% per annum and mature one year from their issuance dates, provided that the principals and interests are due immediately upon an event of default. The holders of the Debentures have the right at any time to convert all or part of the outstanding principal amount of the Debentures and any accrued and unpaid interest into common shares of the Company at the then effective conversion price, initially being $0.15 per share.

        Additionally, we issued to these investors warrants to purchase up to 100% of the number of common shares that would be issuable upon conversion of the Debentures purchased by the investors. The warrants have an initial exercise price of $0.15 per share. 25% of the common shares underlying the warrants (the “Warrant Shares”)  vest and are immediately exercisable at the issuance of the warrants. Thereafter, up to 5% of the Warrant Shares shall vest and become exercisable at the end of every one-month period beginning on October 31, 2008, until the sooner of (i) the listing of the Company’s common stock on the New York Stock Exchange, the American Stock Exchange, the NASDAQ Global Select Market, the NASDAQ Global Market, or the NASDAQ Capital Market (each a “Subsequent Market”),  (ii) the repayment in full of the Debentures, or (iii) until 100% of the Warrant Shares are vested. Any portion of the Warrant Shares not vested prior to the earlier of the Subsequent Market listing or repayment of the Debentures shall be deemed void. The warrants are exercisable for a period of three years from their issuance date.

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

Results of Operations

Three month period ended September 30, 2008 as compared to three month period ended September 30, 2007

Revenue. During the three month period ended September 30, 2008, we had revenues from sale of our CWM Fuel of $3,419,941, as compared to revenues of $234,639 during the three month period ended September 30, 2007.  In general, this increase is mainly attributable to sales revenue received after the Company commenced operations of its CWM Fuel production facility during the third quarter of 2007.

General and Administrative Expenses. General and administrative expenses totaled $204,915 for the three-month period ended September 30, 2008, as compared to $197,371 for the three-month period ended September 30, 2007.  This increase was primarily caused by professional fee, salaries and traveling expenses in connection with the commencement of our CMW Fuel operations.

Net Income. We had net income of $1,144,737 for the three-month period ended September 30, 2008, as compared to net loss of $148,106 for the same period in 2007.  The increase in net income is primarily attributable to the commencement of our CWM Fuel operations and production during the third quarter in 2007.

Nine month period ended September 30, 2008 as compared to six month period ended September 30, 2007

Revenue. During the nine-month period ended September 30, 2008, we had revenues from sale of our CWM Fuel of $9,156,293, as compared to revenues of $234,639 during the nine-month period ended September 30, 2007.  In general, this increase is mainly attributable to the commencement of our CWM Fuel operation in the third quarter of 2007.

General and Administrative Expenses. General and administrative expenses totaled $590,719 for the nine-month period ended September 30, 2008, as compared to $330,282 for the nine-month period ended September 30, 2007.  This increase was primarily caused by professional fee, salaries and traveling expenses in connection with the commencement of our CMW Fuel operations.

Net Income. We had net income of $2,480,126 for the nine-month period ended September 30, 2008, as compared to net loss of $124,445 for the same period in 2007.  The increase in net income is primarily attributable to the commencement of our CMW Fuel operations and production in third quarter in 2007.

Liquidity and Capital Resources

Net cash flow provided from operating activities was $154,407 for the nine months ended September 30, 2008, as compared to $1,980,902 used in operating activities for the nine months ended September 30, 2007.  The increase in our net cash flow provided by operating activities for the nine months ended September 30, 2008 was mainly due the commencement of our CWM Fuel operations in third quarter in 2007.

Net cash flow used in investing activities was $2,791,475 for the nine months ended September 30, 2008, as compared to net cash of $1,053,865 used in investing activities for the same period in 2007. Uses of cash flow for investing activities were mainly related to the purchase of property, plant and equipment.

Net cash flow provided by financing activities was $2,183,606 for the nine months ended September 30, 2008, as compared to net cash flow provided by financing activities of $74,515 for the same period in 2007. The increase in net cash flow provided by financing activities was mainly due to the issuance of our secured convertible debentures in September 2008, as well as receipt from government grant and sales proceeds from disposal of property.

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

Exchange Rates

Suo’ang Biological maintains its books and records in Renminbi (“RMB”), the lawful currency of the PRC.  In general, for consolidation purposes, the Company translates Suo’ang Biological’s assets and liabilities into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period.  Adjustments resulting from the translation of Suo’ang Biological’s financial statements are recorded as accumulated other comprehensive income.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	September 30, 2008	December 31, 2007	September 30, 2007

Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD0.1467:RMB1	USD0.1370:RMB1	USD0.1331:RMB1

Amounts included in the statement of operations, statement of changes in stockholders' equity and statement of cash flows for the period/ year ended	USD0.1416:RMB1	USD0.1320:RMB1	USD0.1307:RMB1

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

None

Item 1A. Risk Factors.

Not applicable

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Reference is made to our Current Reports on Form 8-K filed with the SEC on September 17, 2008 and on September 22, 2008, respectively.

Item 3.                      Defaults upon Senior Securities.

None

Item 4.                      Submission of Matters to a Vote of Securities Holders.

None

Item 5.                      Other Information.

None

Item 6.                      Exhibits.

Exhibit Number	Description

2.1	Share Exchange Agreement between Endo Networks, Inc., Endo Majority Shareholders, Hangson Ltd. and the Hangson Shareholders dated October 18, 2006 (1)
3.1	Articles of Incorporation of Endo Networks, Inc., a Nevada corporation, as amended. (3)
3.2	Bylaws of Endo Networks, Inc. (3)
3.3	Text of Amendment to our Bylaws (4)
3.4	Articles of Merger filed with the Secretary of State of Nevada with an effective date of August 15, 2007 (6)
10.1	Asset and Share Purchase Agreement between Registrant and Peter B. Day (for Endo Canada) (2)
10.2	Contract for Technology Transfer between Shaanxi Suo’ang Biological Science & Technology Co., Ltd. and HanZhongWeiDa Commercial Company Limited dated December 25, 2006 (5)
10.3	Machineries Transfer Agreement between Shaanxi Suo’ang Biological Science & Technology Co., Ltd. and HanZhongWeiDa Commercial Company Limited dated January 10, 2007 (5)
10.4	Securities Purchase Agreement dated as of June 30, 2008, by and among Mr. Peng Zhou, Sino Clean Energy Inc., Hangson Limited and Shaanxi Suo’ang New Energy Enterprise Co., Ltd. (8)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
99.1	Consulting Services Agreement by and between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. dated August 18, 2006 (3)

99.4	Proxy Agreement by and between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”) and Shaanxi Suoang’s Majority Shareholders dated August 18, 2006 (3)
99.5	Option Agreement between Hangson Limited and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Shaanxi Suoang”) and Shaanxi Suoang’s Majority Shareholders dated August 18, 2006 (3)
99.6	Agreement by and between Shaanxi Suo’ang Biological Science and Technology Co. Ltd. and Hanzhong Si Xiong Ke Chuang Business Co. Ltd. (3)
99.7	Supplementary Agreement by and between Shaanxi Suo'ang Biological Science and Technology Co. Ltd. and Hanzhong Si Xiong Ke Chuang Business Co. Ltd. dated March 25, 2007 (5)
99.8	Agreement to Defer Payment for Property Transfer by and between Shaanxi Suo'ang Biological Science and Technology Co. Ltd. and Hanzhong Si Xiong Ke Chuang Business Co. Ltd. dated June 21, 2007 (7)
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

SINO CLEAN ENERGY INC. (Registrant)

Date: November 13, 2008	By:	/s/ Baowen Ren
Baowen Ren Chief Executive Officer