Form 10-K
period 2008-12-31
Sino Clean Energy Inc
filed 2009-04-06
CIK 1120096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-51753

SINO CLEAN ENERGY INC.
(Exact name of Registrant as specified in its charter)

Nevada	75-2882833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1605, Suite B, Zhengxin Building No. 5, Gaoxin 1st Road, Gaoxin District Xi’an, Shaanxi Province, People’s Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (8629) 8209-1099

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $11,338,000 based on a closing price of $0.20 per share of common stock as reported on the Over-the-Counter Bulletin Board on such date.

On March 27, 2009, we had 92,181,750 shares of common stock issued and outstanding.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2008

CAUTION REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements.

Although forward-looking statements in this annual report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Relating to Our Business” below, as well as those discussed elsewhere in this annual report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this annual report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

ITEM 1.  BUSINESS

Overview

Sino Clean Energy Inc. (sometimes referred to in this annual report as “Company”, “we” or “our”) is a holding company that, through its wholly owned subsidiary Hangson Limited (“Hangson”), and its variable interest entity (“VIE”) Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Suo’ang BST”) researches, develops, produces and sells coal water mixture (hereinafter “CWM”), a fuel substitute for oil, gas and coal in the People’s Republic of China (“PRC” or “China”).  Suo’ang BST operates the CWM business through its subsidiary, Shaanxi Suo’ang New Energy Enterprise Co., Ltd. (“Suo’ang New Energy”). We control Suo’ang BST and Suo’ang New Energy through contractual arrangements between Hangson and Suo’ang BST. These contractual arrangements enable Hangson to control and receive the profits of Suo’ang BST. Other than our interests in the contractual arrangements with Suo’ang BST, neither we nor our subsidiary have any equity interests in Suo’ang BST.

Corporate Organization and History

We were originally incorporated in Texas as “Discount Mortgage Services, Inc.” on July 11, 2000. In September 2001, we purchased Endo Networks, Inc., a Canadian software developer, and changed our name to “Endo Networks, Inc.” on November 5, 2001. We re-domiciled to the State of Nevada on December 13, 2001.

On October 20, 2006 (the “Closing Date”), we closed a share exchange transaction pursuant to a share exchange agreement (“Exchange Agreement”) that we entered into on October 18, 2006, by and among Hangson and the stockholders of 100% of Hangson’s common stock (the “Hangson Stockholders”), on the one hand, and the Company and a majority of the Company’s shareholders, on the other hand.  In connection with the share exchange transaction, we effected a 1-for-5 reverse stock split of our common stock on October 17, 2006, which was previously approved by a majority of our shareholders on September 5, 2006. In addition, immediately prior to the Closing Date, four shareholders of the Company, including Peter B. Day, the Company’s then President, CEO and sole director, voluntarily cancelled an aggregate of 1,154,350 (post reverse split) common shares, and the Company issued an additional 669,600 common shares pursuant to certain anti-dilution provisions contained in agreements between the Company and two consultants.  Taking into account the cancellations, the anti-dilution issuances to the consultants, the reverse split and minor corrective issuances for rounding of fractional shares resulting from the reverse split, we had approximately 2,227,250 shares of common stock outstanding.  On the Closing Date, we issued a total of 26,000,000 common shares to the Hangson Stockholders and a consultant in the transaction, in exchange for 100% of the common stock of Hangson. Thus, immediately after the share exchange transaction, we had approximately 28,227,250 shares of common stock outstanding, with the Hangson Stockholders owning approximately 85% of the Company’s outstanding common stock. Additionally, on the Closing Date, Hangson paid our creditors a total of $500,000 for services rendered, in order to satisfy certain obligations as set forth in the Exchange Agreement.  We accounted for the share exchange transaction with Hangson as a reverse acquisition and recapitalization and, as a result, our consolidated financial statements are in substance those of Hangson, with our assets, liabilities, revenues and expenses being included effective from the Closing Date.

Effective on January 4, 2007, we changed our name from “Endo Networks, Inc.” to “China West Coal Energy Inc.”, and increased the number of our authorized capital stock to 250,000,000 shares, including 200,000,000 shares of common stock and 50,000,000 shares of preferred stock, by filing a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State.

On January 15, 2007, our board of directors unanimously approved a change of our fiscal year end from September 30 to December 31, commencing with our fiscal year ended December 31, 2006.

Effective on August 15, 2007, we changed our name again to our present name, “Sino Clean Energy, Inc.” to better reflect the direction and business of the Company, and we effected a 3-for-1 forward stock split of our common stock. We effected the name change through a merger with our wholly owned subsidiary, Sino Clean Energy Inc., a Nevada corporation, with the Company as the surviving entity, and filed our Articles of Merger with the Nevada Secretary of State. We effected the forward stock split by way of share dividend, whereby two common shares were issued for each outstanding common share held by shareholders of record on August 15, 2007.

Hangson Limited

Hangson was incorporated on June 2, 2006 under the laws of the British Virgin Islands. Since incorporation, Hangson has not conducted any substantive operations of its own and conducts its primary business operations through its VIE, Suo’ang BST. Suo’ang BST has the licenses and approvals necessary to operate our CWM business in China.  We have contractual arrangements with Suo’ang BST and its shareholders pursuant to which we provide technology consulting and other general business operation services to Suo’ang BST.  Through these contractual arrangements, we also have the ability to substantially influence Suo’ang BST’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable us to control Suo’ang BST and to receive a majority of its expected residual returns while absorbing a majority of the risk of loss from its activities, we believe Suo’ang BST is a VIE under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, because the equity investors in Suo’ang BST do not have the characteristics of a controlling financial interest, and we should be considered the primary beneficiary of Suo’ang BST. Accordingly, we consolidate Suo’ang BST’s results, assets and liabilities in our financial statements. For a description of these contractual arrangements, see the section below titled “Contractual Arrangements with Suo’ang BST and its Stockholders.” The Company’s consolidated assets do not include any collateral for Suo’ang BST’s obligations. The creditors of Suo’ang BST do not have recourse to the general credit of the Company.

Shaanxi Suo’ang Biological Science & Technology Co., Ltd.

Suo’ang BST is a limited liability company organized under the laws of PRC on August 26, 2002.  The paid-in capital of Suo’ang BST was funded by the Hangson Stockholders. Our entire CWM business is operated by Suo’ang BST through its subsidiary Suo’ang New Energy. Prior to 2007, Suo’ang BST was engaged in two lines of business: (1) production and sale of coal-polymer (“COPO”) resin products, such as degradable mulch used for moisture conservation and temperature control of soil for protection of plant roots, and materials used for plastic injection molding, electric wire covering, and garbage bags, and (2) development of CWM. However, Suo’ang BST decided to focus on CWM and in December 2006, began to phase out the COPO resin products business by selling its patented COPO resin production technology. In January 2007, Suo’ang BST ceased operations of its COPO resin manufacturing plant and sold the related machinery. Suo’ang BST entered into its first CWM sales contracts in January 2007, and commenced CWM production in July 2007.

Shaanxi Suo’ang New Energy Enterprise Co., Ltd.

Suo’ang New Energy is a limited liability company organized under the laws of the PRC on May 8, 2006, with 80% of the registered capital, representing 80% of its equity interests, from Suo’ang BST, and the remaining 20% from Mr. Peng Zhou, a member of our board of directors. Suo’ang New Energy was formed for the purpose of engaging in the research, development, production and distribution of CWM. On June 30, 2008, we entered into a securities purchase agreement with Mr. Zhou and Suo’ang New Energy, pursuant to which we issued 7,500,000 restricted common shares to Mr. Zhou in exchange for transferring his 20% equity interests of Suo’ang Energy to Hangson, our wholly owned subsidiary. This transaction was unanimously approved by disinterested directors on our board of directors.

Contractual Arrangements with Suo’ang BST and Its Stockholders

Our relationships with Suo’ang BST and its stockholders are governed by a series of contractual arrangements, as we (including our subsidiary) do not own any equity interests in Suo’ang BST. Under Chinese laws, each of Hangson and Suo’ang BST is an independent legal entity and neither one is exposed to liabilities incurred by the other.  Other than pursuant to the contractual arrangements between Hangson and Suo’ang BST, Suo’ang BST does not transfer any other funds generated from its operations to Hangson.  On August 18, 2006, Hangson entered into the following contractual arrangements with Suo’ang BST and its stockholders:

Consulting Services Agreement. Pursuant to the exclusive consulting services agreements between Hangson and Suo’ang BST, Hangson has the exclusive right to provide to Suo’ang BST general business operations services as well as consulting services related to the technological research and development of coal-based products as well as general business operation advice and strategic planning (the “Services”).  Under this agreement, Hangson owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. Suo’ang BST pays a quarterly consulting service fees in Renminbi (“RMB”) to Hangson that is equal to all of Suo’ang BST’s revenue for such quarter.

Operating Agreement. Pursuant to the operating agreement among Hangson, Suo’ang BST and the stockholders of Suo’ang BST (collectively “Suo’ang BST Stockholders”), Hangson provides guidance and instructions on Suo’ang BST’s daily operations, financial management and employment issues.  Suo’ang BST Stockholders must designate the candidates recommended by Hangson as their representatives on Suo’ang BST’s board of directors, and Hangson has the right to appoint Suo’ang BST’s senior executives.  In addition, Hangson agreed to guarantee Suo’ang BST’s performance under any agreements or arrangements relating to Suo’ang BST’s business arrangements with any third party. Suo’ang BST, in return, agreed to pledge its accounts receivable and all of its assets to Hangson.  Moreover, Suo’ang BST agreed that without the prior consent of Hangson, Suo’ang BST will not engage in any transactions that could materially affect the assets, liabilities, rights or operations of Suo’ang BST, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party, or transfer of any agreements relating to its business operation to any third party. The term of this agreement is ten (10) years from August 18, 2006 and may be extended only upon Hangson’s written confirmation prior to the expiration of this agreement, with the extended term to be mutually agreed upon by the parties.

Equity Pledge Agreement. Under the equity pledge agreement between Suo’ang BST Stockholders and Hangson, Suo’ang BST Stockholders have pledged all of their equity interests in Suo’ang BST to Hangson to guarantee Suo’ang BST’s performance of its obligations under the consulting services agreement.  If Suo’ang BST or Suo’ang BST Stockholders breach their respective contractual obligations, Hangson, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests.  Suo’ang BST Stockholders also agreed that upon occurrence of any event of default, Hangson shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of Suo’ang BST Stockholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Hangson may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. Suo’ang BST Stockholders further agreed not to dispose of the pledged equity interests or take any actions that would prejudice Hangson’ interest.  The equity pledge agreement will expire two (2) years after Suo’ang BST’s obligations under the consulting services agreements have been fulfilled.

Option Agreement.  Under the option agreement between Suo’ang BST Stockholders and Hangson, Suo’ang BST Stockholders have irrevocably granted Hangson or its designee an exclusive option to purchase, to the extent permitted under PRC law, all or part of their equity interests in Suo’ang BST for the cost of their initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. Hangson or its designee has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is ten (10) years from August 18, 2006 and may be extended prior to its expiration by written agreement of the parties.

Proxy Agreement. Pursuant to the proxy agreement between Hangson and Suo’ang BST Stockholders, Suo’ang BST Stockholders have agreed to irrevocably grant a designee of Hangson with the right to exercise their voting and other rights, including the right to attend and vote at Suo’ang BST’s shareholders’ meetings (or to consent in writing in lieu of such meetings) in accordance with applicable laws and Suo’ang BST’s Article of Association, the right to sell or transfer all or any of their equity interests in Suo’ang BST, and the right to appoint and vote for the directors and chairman as the authorized representatives of  Suo’ang BST Stockholders.  The term of this proxy agreement is ten (10) years from August 18, 2006 and may be extended prior to its expiration by written agreement of the parties.

Current Corporate Structure

As a result of the contractual arrangements described above and the transaction with Mr. Peng Zhou in June 2008, our current organizational structure is as follows (the percentages depict the current equity interests):

Sino Clean Energy, Inc.
(United States)
100%
Hangson Limited
(British Virgin Islands)
(Outside China)
(Inside China)
Contractual Arrangements
Shaanxi Suo'ang Biological
Science & Technology Co., Ltd.
(China)
80%
20%
Shaanxi Suo'ang New Energy
Enterprise Co., Ltd.
(China)

Our Products

Coal water mixture, or CWM, is a viscous, heavy liquid fuel that is produced by mixing grounded coal, water and chemical additives.  CWM can be stored, pumped and burned as a substitute for oil or gas in properly modified furnaces or boilers.  In general, CWM is cheaper than, but has combustion thermal efficiency similar to, oil or gas. CWM burns cleaner than coal, and is free of coal dust or the danger of spontaneous combustion during transportation and storage.

China is a large producer and consumer of coal and will remain so for the foreseeable future. To address environmental concerns from the use of coal, the Chinese central government in August 1995 formulated the “9th Five-Year Plan for Clean Coal Technology in China and a Development Program to 2010,” which emphasizes the need to strengthen research and development of clean coal technologies and to promote commercialization of proven clean coal technologies. CWM is one such proven technology which already has the support and endorsement of a number of local governments throughout China. For example, the municipal government of Tongchuan, where our plant is located, adopted resolutions on June 27, 2008 requiring all existing coal furnaces within city limits to be replaced by CWM furnaces or other clean energy furnaces by 2012, and requiring all new furnaces to use CWM as fuel effective immediately. The city has established a working group headed by both the deputy mayor and the director of the local environmental protection bureau to promote CWM, and has designated RMB six million of its annual budget from 2008 to 2012 for subsidies and grants to facilitate the switch from coal to CWM.  Other cities that are actively promoting CWM include Dongguan in Guangdong Province, one of China’s manufacturing bases, and Nanchang, the provincial capital of Jiangxi Province. Both cities have adopted resolutions (Dongguan in May 26, 2008 and Nanchang in August 19, 2008) similar to those of Tongchuan that first encourage and then mandate the switch from coal to CWM. Additionally, both of these cities seek to establish and foster a CWM production industry within their borders.

Suo’ang BST began studying market demands for CWM and the feasibility of a CWM business in 2004. On May 8, 2006, Suo’ang BST established Suo’ang New Energy as a subsidiary for the purpose of engaging in the research, development, production and sale of CWM.  Suo’ang BST entered into its first sales contracts for CWM in January 2007, and commenced CWM production in July 2007.

Our Production Plant

Our CWM production plant is located in the city of Tongchuan, north of Xi’an, the ancient capital of China and the provincial capital of Shaanxi Province. We produce CWM by mixing coal with water and certain chemical additives as follows:

The entire manufacturing process is controlled by and monitored from a computerized central control system, which, among other things, measures and dispenses the exact amount of water and chemical additives for each production cycle to ensure that each batch of CWM is consistent in quality with all other batches that we produce.

The plant was completed in July 2007 with an annual production capacity of 100,000 metric tons (“tonnes”). Recently, we completed the installation of a fluid acoustic energy CWM system, which we purchased from Zhejiang Jinggong Group, an unrelated third party vendor. The system’s technology simplifies the mixing process of the ingredients of CWM, thereby reducing the overall amount of raw materials required while increasing the production volume as compared to the traditional production method. The system’s technology also prevents sedimentation that can result from long-distanced transportation of CWM under the traditional production method, which can impact its combustion and heating proficiencies. The system is now operational, and we expect to increase our current annual CWM production volume by 250,000 tonnes.

Our Customers

CWM is sold and distributed directly to our customers. Suo’ang New Energy entered into its first sales contracts for CWM in January 2007, and as of December 31, 2008, we had over 19 customers all within Shaanxi Province, four of which collectively accounted for approximately 49% of our total sales:

•	Shaanxi Tongchuan Yitong High Tension Insulator Factory accounted for 14% of our total sales in 2008;

•	Shaanxi Huayuan Paper Enterprise Co., Ltd. accounted for 13% of our total sales in 2008;

•	Xi’an Lijun Drug Manufacturing Factory accounted for 12% of our total sales in 2008; and

•	Shaanxi Sanxin Group accounted for 10% of our total sales in 2008.

We sell CWM on a per tonne basis, and our sales are net of applicable sales taxes. Customers generally enter into one-year supply contracts with Suo’ang New Energy, pursuant to which they make monthly payments of the total sales in an agreed amount.  As we are dependent on four major customers for a substantial portion of our revenues, nonrenewal or termination of our contracts with these customers would have a materially adverse effect on our revenues. In the event that any one of our major customers does not renew or terminates our contract, there can be no assurance that we will be able to obtain another supply contract similar in scope. Additionally, there can be no assurance that our business will not remain largely dependent on a limited customer base accounting for a substantial portion of our revenues.

Suo’ang New Energy also acts as an agent for Qingdao Haizhong Industry Inc., an unrelated third-party manufacturer of boilers that are compatible with our CWM, and receives commission for sales of such boilers.

As CWM is still a relatively new industry, we look for opportunities to participate in energy-related tradeshows and government-sponsored events to promote CWM generally and our Company specifically. We regularly give on-site presentations at our plant to visiting dignitaries at the request of the Tongchuan Municipal Government. We participated in the “Popularizing CWM and Enhancing Energy Conservation and Pollutants Reduction Conference ” held in Xi’an on March 27, 2008 and the first “Clean Fuel Popularization Conference” sponsored by Shaanxi Province Environmental Protection Bureau on March 13, 2008.  In April 2009, we will be participating in the Investment & Trade Forum for Cooperation between Eastern & Western China that will take place in Xi’an, and in the China Import & Export Commodities Fair that will take place in Guangdong.

Competition

As the largest CWM producer in northeastern China, we do not have any competition in Shaanxi Province where we are based. We do have four competitors in other provinces: Tai’an Liangda CWM Co., Ltd. in Shandong Province, Datong Huihai CWM Company in Shanxi Province, Daqing Shengtai Clean Coal Fuel Co., Ltd. in Heilongjiang Province, and Ningbo Hongyuan CWM Co., Ltd. in Zhejiang Province.  Some of our competitors may have greater financial, marketing, distribution and technological resources than we have, and they may have more well-known brand names in the markets.  They may also seek to enter and compete with us in our market.

Sources and Availability of Raw Materials and Our Principal Suppliers

Our principal raw material is washed coal which is supplied directly from local coal mines.  The coal price in China is subject to market forces largely beyond our control, including energy costs, market demand, and freight costs. While the price of coal in China generally did not change significantly between 2005 and 2006, there was a significant increase in 2007 and 2008 driven by market demands. Our principal supplier of washed coal is Tong Chuan City Yao Zhou District Zhao Jin County Xin Yuan Coal Mine, which supplies up to 85% of our coal needs.  In March 2008, to hedge against possible rising coal prices, Suo’ang New Energy contracted with Xin Yuan Coal Mine to purchase up to 200,000 tonnes of washed coal at RMB 510 per tonne. However, we are free to purchase washed coal from any other source that may offer more competitive pricing. While our relationship with Xin Yuan Coal Mine is good, we can readily find other sources of coal that are close to our plant, as Shaanxi Province is one of China’s coal producing centers.

Intellectual Properties and Licenses

We have no material patents, licenses or other intellectual property. We may, however, enter into confidentiality, non-compete and invention assignment agreements with our employees and consultants and nondisclosure agreements with third parties.  While CWM and its manufacturing process is not patented or patentable, nevertheless, we may at times be involved in litigation based on allegations of infringement or other violations of intellectual property rights.  Furthermore, the application of laws governing intellectual property rights in the PRC is uncertain and evolving and could involve substantial risks to us.

Government Approval and Regulation of Our Principal Products or Services

The Environmental Protection Law of the PRC governs us and our CWM products.  The Environmental Protection Law, promulgated by the National People’s Congress on December 26, 1989, is the cardinal law for environmental protection in China. The law establishes the basic principle for coordinated advancement of economic growth, social progress and environmental protection, and defines the rights and duties of governments at all levels. Local environmental protection bureaus may set stricter local standards than the national standards and enterprises are required to comply with the stricter of the two sets of standards. The Environmental Protection Law requires any entity operating a facility that produces pollutants or other hazards to incorporate environmental protection measures into its operations and to establish an environmental protection responsibility system, which must adopt effective measures to control and properly dispose of waste gases, waste water, waste residue, dust or other waste materials.

Violators of the Environmental Protection Law and various environmental regulations may be subject to warnings, payment of damages and fines. Any entity undertaking construction work or manufacturing activities before the pollution and waste control and processing facilities are inspected and approved by the relevant environmental protection bureau may be ordered to suspend production or operations and may be fined. The violators of relevant environment protection laws and regulations may be exposed to criminal liability if violations result in severe loss of property, personal injuries or death.

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

The Company endeavors to ensure the safe and lawful operation of its facilities in manufacturing and distribution of  CWM and believes it is in compliance in all material respects with applicable PRC laws and regulations.

No enterprise may start production at its facilities until it receives approval from the Ministry of Commerce to begin operations. Suo’ang New Energy currently has the requisite approval and licenses from the Ministry of Commerce in order to operate our production facilities.

Research and Development

We had no research and development expenses in 2008 and in 2007. While we plan to establish a research and development department sometime in 2009, the anticipated costs are not known to us as of the date of this annual report.

Costs and Effects of Compliance with Environmental Laws

We had no environmental compliance costs in 2008 and 2007, as our use of washed coal, which is our primary raw material, and our manufacturing process are not deemed to generate pollutant emissions or discharges under applicable PRC environmental regulations.

Employees

In 2008, we have approximately 68 employees, all of which were full time employees. In 2007, we had 63 employees, all of which were full time employees. None of these employees are represented by any collective bargaining agreements. We have not experienced a work stoppage. Management believes that our relations with our employees are good.

ITEM 1A.  RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Associated With Our Business

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a relatively limited operating history.   Suo’ang BST commenced operations in 2002 and first achieved profitability in the year ended 2004.  Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the coal products and alternative energy industry in China. An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in new and rapidly evolving markets. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

We have a very brief operating history as a CWM producer.

In December 2006, we decided to solely focus on the research, development, production, marketing and sale of CWM and accordingly phased out our COPO resin products business in January 2007.  We signed our first sales contracts for CWM in early 2007, completed our first CWM production line in June 2007, and commenced production and distribution of CWM in July 2007.  While we have also recently increased our annual production capacity to 350,000 tonnes, our operating history as a CWM producer is fairly brief, and we cannot assure you that our operations will be able to generate sufficient revenue to continue our operations or that the CWM business will be profitable.

We may require additional financing to execute our business plan.

The revenues from the sales of CWM may not be adequate to support the expansion of our business. We will need substantial additional funds to build and maintain new production facilities, pursue research and development activities, obtain necessary regulatory approvals and market our business. While we may seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources, there are no assurances that future funding will be available on favorable terms or at all. If additional funding is not obtained, we may need to reduce, defer or cancel any plans of expansion, including overhead expenditures, to the extent necessary. The failure to fund our capital requirements as they arise would have a material adverse effect on our business, financial condition and results of operations.

Our business and results of operations are dependent on the PRC coal markets, which may be cyclical.

As the majority of our revenue is derived from sales of CWM, our business and operating results are substantially dependent on the domestic supply of coal, especially washed coal. The PRC coal market is cyclical and exhibits fluctuation in supply and demand from year to year and is subject to numerous factors beyond our control, including, but not limited to, the economic conditions in the PRC, the global economic conditions and fluctuations in industries with high demand for coal, such as the power and steel industries. Fluctuations in supply and demand for coal have effects on coal prices which, in turn, affect our operating and financial performance. The demand for coal is primarily affected by the overall economic development and the demand for coal from the electricity generation, steel and construction industries. The supply of coal, on the other hand, is primarily affected by the geographical location of the coal supplies, the volume of coal produced by domestic and international coal suppliers, and the quality and price of competing sources of coal. Alternative fuels such as natural gas, oil and nuclear power, alternative energy sources such as hydroelectric power, and international shipping costs also have effects on the market demand for coal. Excess demand for coal may have an adverse effect on coal prices which would, in turn, cause a decline in our profitability. A significant increase in domestic coal prices could also materially and adversely affect our business and result of operations.

Our business relies on our major customers.

Four customers accounted for approximately 49% of our total sales in 2008, namely, Shaanxi Tongchuan Yitong High Tension Insulator Factory, Shaanxi Huayuan Paper Enterprise Co., Ltd., Xi’an Lijun Drug Manufacturing Factory and Shaanxi Sanxin Group. Given that a large percentage of our revenue was derived from sales to these four customers, any adverse developments to their respective business operations could have an adverse impact on our results of operations.

Our business and prospects will be adversely affected if we are not able to compete effectively.

We face competition in all areas of our business. While we have no direct competitor for CWM in Shaanxi Province where we are based, there are other CWM producers in other areas of China that may look to expand their business into our market. Additionally, we must compete against producers of other forms of energy such as coal, gas and oil, which may have broader market acceptance. Some of our competitors may have greater financial, marketing, distribution and technological resources than we have, and they may have more well-known brand names in the marketplace.  If we are unable to compete effectively against our competitors, this may have a material adverse impact on our results of operations.

We may suffer losses resulting from industry-related accidents and lack of insurance.

Our manufacturing facilities may be affected by water, gas, fire or structural problems. As a result, we, like other coal-based products companies, may experience accidents that will cause property damage and personal injuries. Although we have implemented safety measures for our production facilities and provided on-the-job training for our employees, there can be no assurance that industry-related accidents will not occur in the future. Additionally, the risk of accidental contamination or injury from handling and disposing of our product cannot be completely eliminated. In the event of an accident, we could be held liable for resulting damages.

We do not currently maintain fire, casualty or other property insurance covering our properties, equipment or inventories, other than with respect to vehicles. In addition, we do not maintain any business interruption insurance or any third party liability insurance to cover claims related to personal injury, property or environmental damage arising from accidents on our properties, other than third party liability insurance with respect to vehicles. Any uninsured losses and liabilities incurred by us could exceed our resources and have a material adverse effect on our financial condition and results of operations. Additionally, we could incur significant costs to comply with PRC environmental laws and regulations in the future.

Our operations are subject to a number of risks relating to the PRC.

We are also subject to a number of risks relating to the PRC, including the following:

•
The PRC government currently supports the development and operation of clean coal technology such as CWM. If the PRC government changes its current policies that are currently beneficial to us, we may face significant constraints on our flexibility and ability to expand our business operations or to maximize our profitability.

•
Under current PRC regulatory requirements, projects for the development of CWM require approval of the PRC government. If we are required to undertake any such projects for our growth or for cost reduction and we do not obtain the necessary approval on a timely basis or at all, our financial condition and operating performances could be adversely affected.

•
The PRC government has been reforming, and is expected to continue to reform its economic system. Many of the reforms are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of the reform measures. This refining and readjustment process may not always have a positive effect on our operations. Our operating results may be adversely affected by changes in China’s economic and social conditions and by changes in policies of the PRC government such as changes in laws and regulations (or the interpretation thereof), imposition of additional restrictions on currency conversion and reduction in tariff protection and other import restrictions.

•
Since 1994, the conversion of RMB into foreign currencies, including Hong Kong and U.S. dollars, has been based on rates set by the People’s Bank of China, or PBOC, which are set daily based on the previous day’s PRC interbank foreign exchange market rate and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RMB to U.S. dollars has generally been stable. On July 21, 2005, however, PBOC announced a reform of its exchange rate system. Under the reform, RMB is no longer effectively linked to US dollars but instead is allowed to trade in a tight 0.3% band against a basket of foreign currencies. Any devaluation of the RMB may adversely affect the value of, and dividends payable on our shares as we receive our revenues and denominate our profits in RMB. Our financial condition and operating performance may also be affected by changes in the value of certain currencies other than RMB in which our earnings and obligations are denominated. In particular, a devaluation of the RMB is likely to increase the portion of our cash flow required to satisfy our foreign currency-denominated obligations.

•
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

Competitors may develop and market products that are less expensive, more effective or safer, making CWM obsolete or uncompetitive.

Some of our competitors and potential competitors may have greater product development capabilities and financial, scientific, marketing and human resources than we do. Technological competition from other alternative energy companies is intense and is expected to increase.  Other companies have developed technologies that could be the basis for competitive products. Some of these products may be more effective and are less costly than CWM. Over time, CWM may become obsolete or uncompetitive.

CWM may not gain wide market acceptance.

Despite the central government’s push for clean-coal technology and the support for CWM amongst a number of municipal governments, CWM may ultimately not gain wide market acceptance in the PRC. The degree of market acceptance of any product depends on a number of factors, including establishment and demonstration of its efficacy and safety, cost-effectiveness, advantages over alternative products, and marketing and distribution support for the product. Limited information regarding these factors is available in connection with CWM or competitive products.

To establish wide market acceptance of CWM, we will require a marketing and sales force with appropriate technical expertise and supporting distribution capabilities, as well as continuing governmental support for the use of CWM. We may not be able to establish sales, marketing and distribution capabilities or enter into arrangements with third parties on acceptable terms, and our ability to influence governmental support is limited. If CWM does not gain wide market acceptance, our ability to continue to generate or increase revenue may be limited.

If we were successfully sued for product liability, we could face substantial liabilities that may exceed our resources.

We may be held liable if our product causes injury or is found unsuitable during product testing, manufacturing, marketing, sale or use. We currently do not have product liability insurance. We are not insured with respect to this liability. If we choose to obtain product liability insurance but cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims, the commercialization of our product may be prevented or inhibited. If we are sued for any injury caused by our product, our liability could exceed our total assets.

We have no business insurance coverage.

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

We depend on a core team of management and operational personnel. The loss of any of these individuals could prevent us from achieving our business objectives. Our future success will depend in large part on our continued ability to attract and retain other highly qualified management and operational personnel, as well as personnel with expertise in our field and industry. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If our recruitment and retention efforts are unsuccessful, our business operations could suffer.

Downturn in the global economy may slow domestic growth in China, which, in turn, may effect our business.

Due to the global downturn in the financial markets, China may not be able to maintain its recent growth rates mainly due to the decreased demand for China’s exported good in countries that are in recessions. Although we do not presently export any of our products, our earnings may become unstable if China’s domestic growth slows significantly and the domestic demand for energy declines.

Risk Related to the Alternative Energy Industry

A drop in the retail price of conventional energy or other alternative energy may have a negative effect on our business.

A customer's decision to purchase CWM will be primarily driven by the return on investment resulting from the energy savings from CWM. Any fluctuations in economic and market conditions that impact the viability of conventional and other alternative energy sources, such as decreases in the prices of oil and other fossil fuels could cause the demand for CWM to decline. Although we believe that current levels of retail energy prices support a reasonable return on investment for CWM, there can be no assurance that future retail pricing of conventional energy and other alternative energy will remain at such levels.

Existing regulations and changes to such regulations may present technical, regulatory and economic barriers to the purchase and use of CWM, which may significantly affect the demand for our products.

CWM is subject to oversight and regulations in accordance with national and local ordinances and regulations relating to safety, environmental protection, and related matters. We are responsible for knowing such ordinances and regulations, and must comply with these varying standards. Any new government regulations or utility policies pertaining to our product may result in significant additional expenses to us and our customers and, as a result, could cause a significant reduction in demand for our product.

The market for CWM is emerging and rapidly evolving, and its future success remains uncertain. If CWM is not suitable for widespread adoption or sufficient demand for CWM does not develop or takes longer to develop than we anticipate, our sales would not significantly increase and we would be unable to achieve or sustain profitability. In addition, demand for CWM in the markets and geographic regions where we operate may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of CWM and demand for our products, including:

•	cost-effectiveness of CWM as compared with conventional and other alternative energy products and technologies;

•	performance and reliability of CWM as compared with conventional and other alternative energy products and technologies;

•	capital expenditures by customers that tend to decrease if the PRC or global economy slows down; and

•	availability of government subsidies and incentives.

Risks Related to Our Corporate Structure

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with our affiliated Chinese entity, Suo’ang BST, and its stockholders. We are considered a foreign person under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of certain Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

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

We may be adversely affected by complexity, uncertainties and changes in PRC regulation of our business and industry, including limitations on our ability to own key assets.

The PRC government regulates the energy industries including foreign ownership of, and the licensing and permit requirements pertaining to, companies in these industries. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to PRC government regulation of our industry include the following:

•	We only have contractual control over Suo’ang BST. Neither we nor our subsidiary own any equity interests in Suo’ang BST due to restriction of foreign investment in certain Chinese businesses; and

•
Uncertainties relating to the regulations of our industry in China, including evolving licensing practices, means that permits, licenses or operations at our company may be subject to challenge. This may disrupt our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us.

The interpretation and application of existing PRC laws, regulations and policies and possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, alternative energy businesses in China, including our business.

In order to comply with PRC laws limiting foreign ownership of certain Chinese companies, we conduct our business through Suo’ang BST by means of contractual arrangements. If the PRC government determines that these contractual arrangements do not comply with applicable regulations, our business could be adversely affected.

The PRC government restricts foreign investment in certain industries in China. Accordingly, we operate our business in China through contractual arrangements with Suo’ang BST. Suo’ang BST holds the licenses and approvals necessary to operate the CWM business in China. We have contractual arrangements with Suo’ang BST and its stockholders through our wholly owned subsidiary, Hangson, that allow us to substantially control Suo’ang BST. We cannot assure you, however, that we will be able to enforce these contracts.

Although we believe we comply with current Chinese regulations, and have been advised by our PRC counsel that, in their opinion, the structure for operating our business in China (including our corporate structure and contractual arrangements with Suo’ang BST) complies with all applicable PRC laws, rules and regulations, and does not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, we cannot assure you that the Chinese government would agree that these operating arrangements comply with Chinese licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If the Chinese government determines that we do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

Our contractual arrangements with Suo’ang BST may not be as effective in providing control over it as direct ownership.

Since PRC law limits foreign equity ownership in certain industries in China, we operate our business through contractual arrangements with Suo’ang BST. Neither we nor our wholly owned subsidiary, Hangson, have equity ownership interest in Suo’ang BST, and we rely on contractual arrangements to control and operate its business. These contractual arrangements may not be as effective in providing control over Suo’ang BST as direct ownership. For example, Suo’ang BST could fail to take actions required for our business despite its contractual obligation to do so. If Suo’ang BST fails to perform under the contractual arrangements, we may have to rely on legal remedies under PRC law, which may not be effective. In addition, we cannot assure you that Suo’ang BST’s stockholders will always act in our best interests.

Because we rely on the consulting services agreement with Suo’ang BST for our revenue, the termination of this agreement will severely and detrimentally affect our continuing business viability under our current corporate structure.

We are a holding company and do not have any assets or conduct any business operations other than the contractual arrangements between Hangson and Suo’ang BST and the minority interest in Suo’ang New Energy through Hangson. As a result, we currently rely entirely for our revenues on dividends payments from Hangson after it receives payments from Suo’ang BST pursuant to the consulting services agreement which forms a part of the contractual arrangements between Hangson and Suo’ang BST. The consulting services agreement may be terminated by written notice of Hangson or Suo’ang BST in the event that: (a) one party causes a material breach of the agreement, provided that if the breach does not relate to a financial obligation of the breaching party, that party may attempt to remedy the breach within 14 days following the receipt of the written notice; (b) one party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (c) Hangson terminates its operations; (d) Suo’ang BST’s business license or any other license or approval for its business operations is terminated, cancelled or revoked; or (e) circumstances arise which would materially and adversely affect the performance or the objectives of the agreement.

Additionally, Hangson may terminate the consulting services agreement without cause. Because neither we nor Hangson own equity interests of Suo’ang BST, the termination of the consulting services agreement would sever our ability to continue receiving payments from Suo’ang BST under our current holding company structure. While we are currently not aware of any event or reason that may cause the consulting services agreement to terminate, we cannot assure you that such an event or reason will not occur in the future. In the event that the consulting services agreement is terminated, this may have a severe and detrimental effect on our continuing business viability under our current corporate structure, which, in turn, may affect the value of your investment.

Members of Suo’ang BST’s management have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.

Mr. Baowen Ren, our Chief Executive Officer, is also the Chairman of the Board of Directors of Suo’ang BST and Suo’ang New Energy. Mr. Peng Zhou, who is Suo’ang New Energy’s director, is a member of our board of directors. Conflicts of interests between their respective duties to our Company and Suo’ang BST may arise. As our directors and executive officer (in the case of Mr. Ren), they have a duty of loyalty and care to us under U.S. and British Virgin Islands laws when there are any potential conflicts of interests between our company and Suo’ang BST. We cannot assure you, however, that when conflicts of interest arise, each of them will act completely in our interests or that conflicts of interests will be resolved in our favor. For example, they may determine that it is in Suo’ang BST’s interests to sever the contractual arrangements with Hangson, irrespective of the effect such action may have on us. In addition, any one of them could violate his legal duties by diverting business opportunities from us to others, thereby affecting the amount of payment Suo’ang BST is obligated to remit to us under the consulting services agreement.

Our board of directors is comprised of a majority of independent directors (including one based in the United States). These independent directors may be in a position to deter and counteract the actions of our officers or non-independent directors that are against our interests, as the independent directors do not have any position with, or interests in, our affiliate entities, and should therefore not have any conflicts of interests such as those potential conflicts of interest of our officers and directors who are also management members of our affiliated companies in the PRC. Additionally, the independent directors have fiduciary duties to act in our best interests, and failure on their part to do so may subject them to personal liabilities for breach of such duties. We cannot, however, give any assurance as to how the independent directors will act. Further, if we or the independent directors cannot resolve any conflicts of interest between us and those of our officers and directors who are management members of our affiliated companies in the PRC, we would have to rely on legal proceedings, which could result in the disruption of our business.

In the event that you believe that your rights have been infringed under the securities laws or otherwise as a result of any one of the circumstances described above, it may be difficult or impossible for you to bring an action against Suo’ang BST or our officers or directors who are members of its management, all of whom reside within China. Even if you are successful in bringing an action, the laws of China may render you unable to enforce a judgment against the assets of Suo’ang BST and its management, all of which are located in China.

Risks Related to Doing Business in China

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

Substantially all of our business operations are conducted in China.  Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China.  China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources.  While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China.  The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us.  For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.  Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth.  Such measures may cause a decrease in the level of economic activity in China, which, in turn, could adversely affect our results of operations and financial condition.

If Suo’ang New Energy loses its existing preferential tax benefits, we would have to pay more taxes, which could have a material and adverse effect on our financial condition and results of operations.

Under PRC laws and regulations, an enterprise may enjoy preferential tax benefits if it is registered in a high-tech zone and also qualifies as “new or high-technology enterprise”.  As a certified “new or high-technology enterprise” located in a high-technology zone in X’ian, Suo’ang New Energy enjoyed a two-year exemption from enterprise income tax that ended in 2008, and will continue to enjoy a 50% reduction of its enterprise income tax for the next three years. If Suo’ang New Energy is unable to qualify for additional preferential tax treatments at the end of such period, we would have to pay more taxes, which could have a material and adverse effect on our financial condition and results of operations.

Suo’ang BST is subject to restrictions on making payments to us.

We are a holding company incorporated in Nevada and do not have any assets or conduct any business operations other than the contractual arrangements between Hangson and Suo’ang BST and the minority interest in Suo’ang New Energy through Hangson. As a result of our holding company structure, we rely entirely on payments from Suo’ang BST under our contractual arrangements. The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Government control of currency conversion may affect the value of your investment.” Furthermore, if our affiliated entity in China incurs debt on their own in the future, the instruments governing the debt may restrict their ability to make payments. If we are unable to receive all of the revenues from Suo’ang BST’s operations through the contractual arrangements between Hangson and Suo’ang BST, we may be unable to pay dividends on our ordinary shares.

Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct our business primarily through Hangson and Suo’ang BST.  Our operations in China are governed by PRC laws and regulations.  We are generally subject to laws and regulations in China.  The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

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

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us and our management.

We are a holding company incorporated in Nevada and do not have any assets or conduct any business operations other than the contractual arrangements between Hangson and Suo’ang BST and the minority interest in Suo’ang New Energy through Hangson. In addition, all of Suo’ang BST’s assets are located in, and all of our other senior executive officers reside within, China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers and directors not residing in the United States, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts. As a result, our public shareholders may have substantial difficulty in protecting their interests through actions against our management or directors than would shareholders of a corporation with assets and management members located in the United States.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB.  Under our current structure, our income is primarily derived from payments from Suo’ang BST. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations.  Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements.  However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.  The PRC government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions.  If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions.  Our revenues and costs are mostly denominated in RMB, while a significant portion of our financial assets are denominated in U.S. dollars.  We rely entirely on fees paid to us by Suo’ang BST. Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars.  For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes.

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

Risks Related to an Investment in Our Securities

To date, we have not paid any cash dividends and no cash dividends are expected to be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We intend to retain all earnings for our operations.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  The volatility in our share price is attributable to a number of factors.  First, as noted above, our common shares are sporadically and/or thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.  Secondly, we are a speculative or "risky" investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.  The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; the termination of our contractual agreements with Suo’ang BST; and additions or departures of our key personnel, as well as other items discussed under this "Risk Factors" section, as well as elsewhere in this annual report.

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

As of March 27, 2009, our principal stockholders and their affiliated entities own approximately 39% of our outstanding common shares, representing approximately 39% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation contains a provision that eliminates the liability of our directors for monetary damages to our company and shareholders to the extent allowed under Nevada law and we are prepared to give such indemnification to our directors and officers to the extent provided by Nevada law.  We also have contractual indemnification obligations under our agreements with some of our directors. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other similar rule changes are likely to increase general and administrative costs and expenses. Additionally, while we currently do not maintain any insurance policies, we are contractually obligated to obtain coverage for directors’ and officers insurance. When we do so, we expect that premiums for such insurance policies may be considerable in light of the high claims rates in recent years. Additionally, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Past company activities prior to the reverse merger may lead to future liability for the Company.

Prior to the closing of the Exchange Agreement with Hangson on October 20, 2006, we were engaged in businesses unrelated to our current operations.  Although certain prior Company shareholders have provided certain indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made in connection with the Exchange Agreement, any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on the Company.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in financial estimates by securities research analysts;

•	conditions in alternative energy and coal-based product markets;

•	changes in the economic performance or market valuations of other alternative energy and coal-based products companies;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	addition or departure of key personnel;

•	intellectual property litigation; and

•	general economic or political conditions in China.

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

We believe that our current cash and cash equivalents, anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for the near future.  We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If our resources are insufficient to satisfy our cash requirements, we may seek to sell equity or debt securities or obtain a credit facility.  The sale of equity securities could result in dilution to our shareholders.  The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.  We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the approximately 92 million shares of our common stock outstanding as of March 27, 2009, approximately 14 million shares were freely tradable without restriction, as of March 27, 2009. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting. In addition, beginning with our annual report for fiscal 2009, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. In our annual report on Form 10-K for the year ended December 31, 2007, we reported certain material weaknesses involving control activities, specifically (1) accounting and finance personnel weaknesses in that the current staff in the accounting department is relatively inexperienced and requires substantial training; (2) lack of internal audit function in that we lack qualified resources to perform the internal audit functions properly, and the scope and effectiveness of internal audit function are yet been fully developed; and (3) lack of internal audit system in that we do not have an internal audit department to prevent and detect control lapses and errors in the accounting of certain key areas in accordance with the appropriate costing method used by us.

In light of the foregoing, our management began undertaking steps to address these issues, including the engagement of a chief financial officer whom management believes has the requisite financial reporting experience, skills and knowledge to complement our existing personnel. Additionally, four independent directors now sit on our board of directors, including a member who is appropriately credentialed as a financial expert. The independent directors have been tasked to establish certain internal audit functions within our company, and we have also established audit and compensation committees comprising entirely of independent directors. We have also hired additional accounting and operational personnel. However, there is no assurance that additional remedial measures will not be necessary, or that after the remediation our management will be able to conclude that our internal controls over our financial reporting are effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company.  In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by SEC, has required changes in corporate governance practices of public companies.  We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s headquarters are currently located in approximately 302 square meters of office space at Room 1605, Suite B, Zhengxin Building, No.5, Gaoxin 1st Road, Gaoxin District, Xi’an, Shaanxi Province, PRC.  The Company leases this office space.

In July 2006, Suo’ang BST purchased a land use right for the property located in Tongchuan City’s Yaozhou District where our CWM plant is situated, and obtained the land use right certificate for this property in December 2007. The land use right allows us to lease this property for a period of fifty (50) years. In June 2007, the first phase of the plant became operational and CWM production commenced in July 2007.

The table below provides summary descriptions of the properties used for the Company’s business operations in 2008:

Property Location	Area (square meters)	Lease Expiration Date	Purpose
Room 1605, Suite B, Zhengxin Building No. 5, Gaoxin 1st Road, Gaoxin District, Xi’an, Shaanxi Province, PRC	302	November 14, 2009	Company headquarters

Yaozhou District, Tongchuan Shaanxi Province, PRC	40,626	December 8, 2057	CWM production plant

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report.

 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is not listed on any stock exchange. The common stock is traded over-the-counter on the Over-the-Counter Electronic Bulletin Board (“OTCBB”) under the symbol "SCLX".  The following table sets forth, for the periods indicated, the high and low bid information for the common stock as reported by the OTCBB.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

2008	LOW	HIGH
Fourth Quarter	$0.11	$0.30
Third Quarter	$0.12	$0.40
Second Quarter	$0.11	$0.30
First Quarter	$0.11	$0.45

2007
Fourth Quarter	$0.12	$0.35
Third Quarter	$0.17	$1.01
Second Quarter	$0.45	$1.01
First Quarter	$0.20	$1.05

As of March 27, 2009, we had approximately 92,181,750 shares of common stock issued and outstanding.

Holders

As of March 27, 2009, we had approximately 1,632 record holders of our common stock (not including beneficial owners who hold shares at broker/dealers in “street name”).

Dividends

While there are no restrictions that limit our ability to pay dividends, we have not paid, and do not currently intend to pay cash dividends on our common stock in the foreseeable future. Our policy is to retain all earnings, if any, to provide funds for operation and expansion of our business. The declaration of dividends, if any, will be subject to the discretion of our board of directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

Sales of Unregistered Securities

Sales of securities within the past three years which were not registered under the Securities Act of 1933, as amended (the “Securities Act”) were previously disclosed in our current reports on Form 8-K filed on October 26, 2006, July 7, 2008, September 17, 2008 and September 22, 2008, and in our annual report on Form 10-K for the year ended December 31, 2007 filed on April 15, 2008.

Recent Developments

As reported in our current report on Form 8-K filed on March 30, 2009, on or about March 27, 2009, we entered into an agreement with the investors who participated in our private financing in September 2008. The agreement amends certain terms of the convertible debentures as well as the warrants that we issued to these investors.

On March 31, 2009, we issued 1,166,500 shares of restricted common stock to an independent consultant that we engaged for consultation and advisory services relating to investor relation. On April 1, 2009, we issued an additional 1,166,500 shares of restricted common stock to the same consultant.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our results of operations and financial condition for  the  fiscal years ended December 31, 2007 and 2006 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this prospectus. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi (“RMB”) were translated into US Dollars (“USD”) at various pertinent dates and for pertinent periods.

Overview

Sino Clean Energy, Inc. is engaged in the research, development, production and sale of coal water mixture (CWM) in the PRC. We were originally incorporated in Texas as “Discount Mortgage Services, Inc.” on July 11, 2000. We changed our name to “Endo Networks, Inc.” on November 5, 2001 and re-domiciled to the State of Nevada on December 13, 2001. We changed our name again on January 4, 2007 to “China West Coal Energy Inc.” and again on August 15, 2007 to our current name, “Sino Clean Energy, Inc.” to better reflect our current business operations.

On October 20, 2006, we acquired Hangson by way of exchanging 26,000,000 shares of our common stock for 100% of the issued and outstanding equity of Hangson. We accounted for this share exchange transaction as a reverse acquisition and recapitalization and, as a result, our consolidated financial statements are, in substance, those of Hangson, with our assets and liabilities, and revenues and expenses, being included effective from the date of the stock exchange transaction. Please see Note 1 to our consolidated financial statements included in this annual report for further details of this stock exchange transaction.

Having no substantive operation of its own, Hangson, through its VIE, Suo’ang BST, and Suo’ang BST’s subsidiary, Suo’ang New Energy, engages in research, development, production, marketing and sales of CWM in China. Please see “Contractual Arrangements with Suo’ang BST and its Stockholders” above and Note 1 to our consolidated financial statements included in this annual report for a description of the contractual arrangements between Hangson and Suo’ang BST, and their impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

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

Revenue recognition

Revenues of the Company include sales of coal water mixture.

Sales are recognized in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin ("SAB") No. 104, when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.  Revenues are presented net of value added tax (VAT).  No return allowance is made as products are normally not returnable upon acceptance by the customers.

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

Stock based compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.  The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Non-Controlling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51. These new standards will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. We will be required to adopt SFAS No. 141(R) and SFAS No. 160 on or after December 15, 2008.  The adoption of SFAS 141(R) and SFAS No. 160 will, among other things, effect the Company’s presentation of minority interest, which will now be included in equity in our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”). FSP 157-2 delays the implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This statement defers the effective date to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, which is fiscal year 2010 for the Company.  The Company does not believe that the adoption of FSP 157-2 will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective beginning on January 1, 2009. The Company does not believe that the adoption of Staff Position No. FAS 142-3 will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-05, results in the instruments no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-05 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-05 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of EITF 07-05 will have on its financial statement presentation and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

RESULT OF OPERATIONS

Fiscal year ended December 31, 2008 as compared to fiscal year ended December 31, 2007

Revenues.  Our revenues are derived from our sales of CWM.  For the year ended December 31, 2008, we had revenues of $13,785,125 as compared to revenues of $2,802,750 for the year ended December 31, 2007, an increase of 392%.  This significant increase resulted primarily because CWM sales in 2007 did not commence until the third quarter, whereas the 2008 revenues represent a full year of CWM sales.   Additionally, we had more customers in 2008 than in 2007.

Cost of Goods Sold. Cost of goods sold, consisting of raw materials, direct labor and manufacturing overhead, were $9,266,832 for the year ended December 31, 2008, as compared to $1,785,601 for the year ended December 31, 2007, an increase of 419%. The large increase in cost of sales sold is in line with the increase in sales.

Selling Expenses. Selling expenses totaled $13,128 for the year ended December 31, 2008, as compared to $46,628 for the year ended December 31, 2007, a decrease of 72%.  This decrease is mainly due to effective cost control as our business became more established in 2008, and we did not have to incur certain marketing-related expenses that we incurred in 2007.

General and Administrative Expenses. General and administrative expenses totaled $554,766 for the year ended December 31, 2008, as compared to $607,733 for the year ended December 31, 2007, a decrease of approximately 9%.  This decrease is primarily attributable to improved cost control measures.

Other Income (Expenses).  Other income consists primarily of rental income, interest income and commission income, and is net of stock-based compensation interest expenses, and expenses related to the shares of common stock held by our Chief Executive Officer and placed in escrow in connection with our September 2008 financing transaction (the "Escrowed Shares").  For the year ended December 31, 2008, other expenses were $493,696, as compared to other income of $956,713 for the year ended December 31, 2007, a decrease of 152%.  The decrease in other income is attributable to the loss of rental income after May 2008, when we disposed of the underlying leasehold properties. The treatment as stock-based compensation of the Escrowed Shares also attributed to the decrease in other income. Additionally, the Company incurred $566,752 of interest expense and amortization of valuation discount in 2008 related to our issuance of convertible debentures in September 2008.

Net Income. We had a net income of $2,999,605 for the year ended December 31, 2008, as compared to $1,016,938 for the year ended December 31, 2007, an increase of 195%.  The increase in net income is attributable to the increase in sales in 2008.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2008, we generated $4,412,227 from operating activities, as compared to $349,014 that we generated from operating activities for the year ended December 31, 2007.  This increase is due mainly to the increase in sales proceeds.

For the year ended December 31, 2008, we used $5,200,554 in investing activities, as compared to $2,017,532 that we used in investing activities for the year ended December 31, 2007.  This increase of cash used in investing activities is due mainly to our purchases of equipments and machinery for our plant.

For the year ended December 31, 2008, we generated $1,683,061 from financing activities, as compared to $206,439 that we used for financing activities during the year ended December 31, 2007. This increase is due mainly to proceeds from disposal of property and from our private financing in September 2008, as well as our receipt of a government grant.

As of December 31, 2008, the Company had cash of $3,914,306.  Our total current assets were $8,870,804 and our total current liabilities were $2,159,441, which resulted in a net working capital of $6,711,363.

In September 2008, we sold to several institutional and accredited investors $1.3 million in aggregate principal amount of 18% convertible debentures due September 2009, and warrants to purchase up to 8,904,334 shares of common stock, in a private placement pursuant to Regulation D and Regulation S under the Securities Act of 1933.

We had capital expenditure commitments outstanding as of December 31, 2008 in the amount of $279,193 in relation to the purchase of machinery.

We believe that we have sufficient cash flow to meet our obligations on a timely basis in the foreseeable future.

Contractual Obligations

We have certain commitments that include future payments. We have presented below a summary in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

	Payments Due by Period

	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual obligations:
Capital expenditure commitment	$279,183	279,183	-	-	-
Operating Leases	$46,965	37,308	9,657	-	-
Coal inventory purchase agreement	$7,947,000	7,947,000	-	-	-
Debt repayment and interest on debt	$1,576,067	1,576,067	-	-	-
Total contractual obligations:	$9,849,215	9,839,558	9,657	-	-

Operating lease amounts include minimum lease payments under our non-cancelable operating leases for office premises and production plants of Hangson.  The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

Capital commitments include capital contribution to a subsidiary and the purchase of machinery for our production of  CWM.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Financial Statement Schedule are included in Part III, Item 15 (a) (1) and (2) of this annual report.

SINO CLEAN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2008 AND 2007

CONTENTS

PAGE F-2	Report of Independent Registered Public Accounting Firm-Weinberg & Company, P.A.
PAGE F-3	Report of Independent Registered Public Accounting Firm-Yu and Associates CPA Corporation
PAGE F-4	Consolidated Balance Sheets as of December 31, 2008 and 2007
PAGE F-5	Consolidated Statements of Income and Other Comprehensive Income for the years ended December 31, 2008 and 2007
PAGE F-6	Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2008 and December 31, 2007
PAGE F-7	Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007
PAGE F-9	Notes to Consolidated Financial Statements for the years ended December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sino Clean Energy Inc.

We have audited the accompanying consolidated balance sheet of Sino Clean Energy Inc. and Subsidiaries as of December 31, 2008, and the related consolidated statements of income and other comprehensive income, changes in shareholders' equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sino Clean Energy Inc. and Subsidiaries as of December 31, 2008 and the results of their operations and their cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

WEINBERG & COMPANY, P.A.

Los Angeles, California.
April 1, 2009

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

(Signed) Yu and Associates CPA Corporation

Arcadia, California
March 26, 2008

Sino Clean Energy, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2008	2007
Current assets
Cash and cash equivalents	$3,914,306	$2,832,132
Accounts receivable, net	899,629	1,068,303
Inventories	45,068	40,959
Prepaid inventories	1,996,584	1,609,750
Deposits and prepayments	1,813,214	933,179
Government grant receivable	146,314	411,000
Other receivables	16,986	138,523
Land use right - current portion	38,703	36,285
Asset of discontinued operations-Other related receivable	-	141,795

Total current assets	8,870,804	7,211,926

Property, plant and equipment, net	9,394,416	5,437,282
Land use right - non current portion	1,804,277	1,718,744
Goodwill	762,018	-
Deferred debt issuance costs, net	274,278	-

Total assets	$21,105,793	$14,367,952

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Convertible notes, net	$383,490	$-
Accounts payable and accrued expenses	1,004,999	935,559
Taxes payable	305,903	130,332
Amount due to directors	465,049	8,527
Deposit on sales of leasehold	-	1,507,000

Total current liabilities	2,159,441	2,581,418

Minority interest	-	352,789

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $0.001 par value,
50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value,
200,000,000 shares authorized,
92,181,750 and 84,681,750 issued and outstanding as of December 31, 2008 and 2007, respectively
	92,182	84,682
Additional paid-in capital	12,696,549	9,153,174
Retained earnings	3,686,087	686,482
Statutory reserves	348,309	348,309
Accumulated other comprehensive income	2,123,225	1,161,098

Total shareholders' equity	18,946,352	11,433,745

Total liabilities and shareholders' equity	$21,105,793	$14,367,952

See accompanying notes to the consolidated financial statements.

Sino Clean Energy, Inc. and Subsidiaries
Consolidated Statements of Income and Other Comprehensive Income
For the years ended December 31, 2008 and 2007

	Year ended December 31,
	2008	2007
Revenue	$13,785,125	$2,802,750

Cost of goods sold	(9,266,832)	(1,785,601)

Gross profit	4,518,293	1,017,149

Selling expenses	13,128	46,628
General and administrative expenses	554,766	607,733

Income from operations	3,950,399	362,788

Other income (expense)
Interest expense	(566,752)	-
Expense related to escrow shares	(676,466)	-
Commission income	468,864	281,077
Rental income, net	78,691	257,462
Interest income	27,397	16,747
Government grant	141,501	397,001
Gain on sale of leasehold	33,069	-
Other income	-	4,426

Total other income (expenses)	(493,696)	956,713

Income before income taxes and minority interest	3,456,703	1,319,501

Provision for income taxes	105,249	59,668

Income before minority interest	3,351,454	1,259,833

Minority interest	(351,849)	(242,895)

Net income	2,999,605	1,016,938

Other comprehensive income
Foreign currency translation adjustment	962,127	728,786

Comprehensive income	$3,961,732	$1,745,724

Weight average number of shares
- Basic	87,169,614	84,681,750
- Diluted	88,162,076	84,681,750

Income per common share
- Basic	$0.03	$0.01
- Diluted	$0.03	$0.01

See accompanying notes to the consolidated financial statements.

Sino-Clean Energy, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the years ended December 31, 2008 and 2007

						Accumulated
			Additional			other
	Common stock		paid-in	Statutory	Retained	comprehensive
	Shares	Amount	capital	reserves	earnings	income	Total

Balance, January 1, 2007	84,681,750	$84,682	$9,153,174	$348,309	$(330,456)	$432,312	$9,688,021
Foreign currency translation gain	-	-	-	-	-	728,786	728,786
Net income	-	-	-	-	1,016,938	-	1,016,938

Balance, December 31, 2007	84,681,750	84,682	9,153,174	348,309	686,482	1,161,098	11,433,745
Fair value of shares issued for acquisition of minority interest	7,500,000	7,500	1,492,500	-	-	-	1,500,000
Fair value of warrant issued for debt issuance fee	-	-	30,759	-	-	-	30,759
Fair value of warrants issued with convertible notes	-	-	1,335,650	-	-	-	1,335,650
Expense related to escrow shares	-	-	676,466	-	-	-	676,466
Fair value of vested stock options	-	-	8,000	-	-	-	8,000
Foreign currency translation gain	-	-	-	-	-	962,127	962,127
Net income	-	-	-	-	2,999,605	-	2,999,605
Balance, December 31, 2008	92,181,750	$92,182	$12,696,549	$348,309	$3,686,087	$2,123,225	$18,946,352

See accompanying notes to the consolidated financial statements.

Sino Clean Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2008 and 2007

	Year ended December 31,
	2008	2007

Cash flows from operating activities:
Net income	$2,999,605	$1,016,938
Adjustments to reconcile net income to cash
provided by operating activities:
Minority interest	351,849	242,895
Depreciation and amortization	253,826	138,130
Amortization on fair value of warrant issued with convertible notes	383,490	-
Amortization of deferred debt issuance costs	114,234	-
Fair value of vested stock options	8,000	-
Gain on sale of leasehold	(33,069)	-
Expense related to escrow shares	676,466	-
Change in operating assets and liabilities
Accounts receivable	233,367	(1,031,916)
Deposits and prepayments	(1,059,963)	(566,006)
Other receivables	154,861	(132,839)
Assets on discontinued operation
Accounts receivables, net	-	775,444
Other receivables	141,795	168,064
Inventories	-	14,079
Others	-	89,670
Inventories	(1,281)	(38,197)
Accounts payable	(21,593)	40,403
Accounts payable - discontinued operations	-	(893,369)
Accrued expenses and other payable	49,414	495,634
Taxes payables	161,226	30,084
Net cash provided from operating activities	4,412,227	349,014

Cash flows from investing activities:
Repayment of loan from related party	--	411,970
Proceeds from sale of leasehold	1,024,465	--
Payment for prepaid land use right	--	(112,908)
Purchase of property, plant and equipment	(6,225,019)	(2,316,594)
Net cash used in investing activities	(5,200,554)	(2,017,532)

Cash flows from financing activities:
Repayment from a director	370,478	220,511
Advance from a director	70,000	-
Payment to a director	-	(15,950)
Government grant receivable	264,686	(411,000)
Deferred debt issuance costs	(357,753)	-
Issuance of convertible notes	1,335,650	-
Net cash provided by financing activities	1,683,061	(206,439)
(continued)

Sino Clean Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the years ended December 31, 2008 and 2007

	Year ended December 31,
	2008	2007

Effect of foreign currency translation	$187,440	$256,532

Net increase (decrease) in cash and cash equivalents	1,082,174	(1,618,425)

Cash and cash equivalents, beginning of year	2,832,132	4,450,557

Cash and cash equivalents, end of year	$3,914,306	$2,832,132

Supplemental Disclosure Information

Interest paid	$-	$-

Income taxes paid	$24,760	$92,654

Supplemental noncash investing and financing activities
Fair value of warrants and beneficial conversion feature related to issuance of convertible notes	$1,335,650	$-
Fair value of warrant issued for debt issuance fee	30,759	-
Issuance of shares for minority interest	1,500,000	-

See accompanying notes to the consolidated financial statements.

Sino Clean Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

1.	ORGANZATION AND BUSINESS ACTIVITIES

Sino Clean Energy, Inc. (the “Company”) was originally incorporated in Texas as “Discount Mortgage Services, Inc.” on July 11, 2000.  In November 2001, the Company changed its name to Endo Networks, Inc. and was redomiciled to the State of Nevada in December 2002.  On January 4, 2007, the Company changed its name to “China West Coal Energy Inc.”  Further on August 15, 2007, the Company changed its name to “Sino Clean Energy Inc.” The Company engages in research, development, production, marketing and sales of coal-water mixture (“CWM”), a coal-based fuel substitute for coal, oil and gas. All current operations of the Company are in Shaanxi Province, People’s Republic of China (the “PRC” or “China”).

All of the Company’s operations are carried out by Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Suo’ang BST”), a PRC company which the Company controls, and Suo’ang BST’s subsidiary, Shaanxi Suo’ang New Energy Enterprise Co., Ltd. (“Suo’ang New Energy”). Suo’ang New Energy was formed with 80% of the registered capital, representing 80% of its equity interests, from Suo’ang BST, and the remaining 20% from a member of the Company’s board of directors. On June 30, 2008, the Company entered into a securities purchase agreement with the director and Suo’ang New Energy, pursuant to which the Company issued 7,500,000 common shares to the director in exchange for transferring his 20% equity interests of Suo’ang Energy to Hangson Limited (“Hangson”), a British Virgin Islands company and the Company’s wholly owned subsidiary (see Note 3).

The Company controls Suo’ang BST through a series of contractual arrangements between Suo’ang BST and Hangson. The contractual arrangements between Hangson and Suo’ang BST enables the Company to substantially influence the daily operations and financial affairs of Suo’ang BST, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which obligates Hangson to absorb a majority of the risk of loss from the activities of Suo’ang BST and enables Hangson to receive a majority of its expected residual returns, the Company accounts for Suo’ang BST as a variable interest entity (“VIE”) under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. Accordingly, the Company consolidates the results, assets and liabilities of Suo’ang BST.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the financial statements of the Company, its wholly subsidiary Hangson Limited, its VIE Suo’ang BST and Suo’ang BST’s subsidiary, Suo’ang New Energy. The Company has concluded that because the Company’s wholly owned subsidiary, Hangson, absorbs a majority of the risk of loss from Suo’ang BST’s activities and receives a majority of its expected residual returns,  Suo’ang BST is a VIE. Intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Revenue recognition

Revenues of the Company are from sales of CWM.

Sales are recognized in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin ("SAB") No. 104, when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.  Revenues are presented net of value added tax (VAT).  No return allowance is made as products are normally not returnable upon acceptance by the customers.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits.  For financial reporting purpose, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Cash denominated in Renminbi (“RMB”) with a US dollar equivalent of $3,887,595 and $2,832,132 at December 31, 2008 and 2007, respectively, was held in accounts at financial institutions located in the PRC.  The Company and its subsidiary and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

Accounts receivable

Accounts receivables are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers' balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year. As of December 31, 2008 and 2007, accounts receivable were net of allowances of zero and $5,368, respectively.

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

Depreciation or amortization for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20-40 years
Leasehold improvements	the shorter of the useful life or the lease term
Plant and machinery	10 years
Office equipment	5 years
Motor vehicles	3 years

Construction in progress

Construction in progress includes direct costs of factory buildings.  Construction in progress is not depreciated until such time as the assets are completed and put into operational use.

Land use rights

According to the law of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the related lease term of 50 years.

Goodwill

The Company accounts for acquisition of business in accordance with SFAS No. 141 “Business Combinations”, which may result in the recognition of goodwill. Goodwill is related to the Company's acquisition of 20% minority interest in Suo’ang New Energy on June 30, 2008 (see Note 3).  Goodwill and other intangible assets are accounted for in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill is not amortized. Rather, goodwill is assessed for impairment at least annually.  The Company tests goodwill by using a two-step process.  In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  Based on management’s assessment, there were no indicators of impairment of recorded goodwill at December 31, 2008.

Long-lived Assets

The Company reviews and evaluated its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups.

Based upon management’s assessment, there were no indicators of impairment of the Company’s long lived assets as of December 31, 2008 or 2007.

Comprehensive income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  The Company had other comprehensive income of $962,127 and $728,786 for the years ended December 31, 2008 and 2007, respectively, from foreign currency translation adjustments.

Fair value of financial instruments

Fair Value Measurements are determined by the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements” ("SFAS 157") as of January 1, 2008, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of SFAS 157 did not have a material impact on the Company's fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

        Level 1—Quoted prices in active markets for identical assets or liabilities.
        Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.
        Level 3—Unobservable inputs based on the Company's assumptions.

SFAS 157 requires the use of observable market data if such data is available without undue cost and effort.

Stock based compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.  The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Income per common share

SFAS No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”).  Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share calculation gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method for warrants and options and the if-converted method for convertible debentures.

As of December 31, 2008, common stock equivalents were composed of options convertible into 100,000 shares of the Company's common stock, warrants convertible into 9,261,434 shares of the Company's common stock, and debentures convertible into 8,904,334 shares of the  Company's common stock. As of December 31, 2007, there were no common stock equivalents outstanding. The conversion of the debentures into 8,904,334 shares of common stock has been excluded from the calculation of dilutive earnings per share, as the effects of such conversion would be anti-dilutive.

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share.

	Year Ended December 31,
	2008	2007
Numerator
Net income	$2,999,605	$1,016,938

Denominator
Weighted average shares outstanding-basic	87,169,614	84,681,750
Effect of dilutive instruments:
Warrants	992,462	-
Weighted average shares outstanding-diluted	88,162,076	84,681,750

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

Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rate as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year.

	2008	2007

Year end RMB : US$ exchange rate	6.8346	7.3046

Average yearly RMB : US$ exchange rate	7.0671	7.5567

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured trade accounts receivable.

Details of the customers accounting for 10% or more of the Company’s total sales are as follows for the year ended December 31:

	2008	2007

Company A	$1,991,158	$321,289
Company B	1,837,416	499,252
Company C	1,637,342	576,221
Company D	1,429,188	-
Company E	-	361,373
Company F	-	865,056

For 2008, the accounts receivable from the four customers with the largest receivable balance represent 23%, 19%, 18% and 16%, respectively, of the balance of the account receivable at December 31, 2008. For 2007, the accounts receivable from the three customers with the largest receivable balance represent 25%, 25% and 24%, respectively, of the balance of the account receivable at December 31, 2007.

Economic and Political Risks

The Company’s operations are conducted in the PRC.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Non-Controlling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51. These new standards will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. We will be required to adopt SFAS No. 141(R) and SFAS No. 160 on or after December 15, 2008.  The adoption of SFAS 141(R) and SFAS No. 160 will, among other things, effect the Company’s presentation of minority interest, which will now be included in equity in our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”). FSP 157-2 delays the implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This statement defers the effective date to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, which is fiscal year 2010 for the Company.  The Company does not believe that the adoption of FSP 157-2 will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective beginning on January 1, 2009. The Company does not believe that the adoption of Staff Position No. FAS 142-3 will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-05, results in the instruments no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-05 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-05 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of EITF 07-05 will have on its financial statement presentation and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.	ACQUISITION

Through June 30, 2008, the Company controlled 80% of Suo’ang New Energy, and a member of the Company’s board of directors owned the remaining 20% minority interest.  On June 30, 2008, the Company purchased the 20% minority interest in Suo’ang New Energy in exchange for 7,500,000 shares of the Company’s restricted common stock valued at $1,500,000.  The acquisition has been accounted for as a purchase in accordance with SFAS No. 141 Business Combinations. As such, the Company has reported 100% of results of Suo’ang New Energy operations in the consolidated financial statements since July 1, 2008. The components of the purchase price and the allocation of the purchase price are as follows:

Purchase price
Value of shares issued at close	$1,500,000

Purchase price allocation
Fair value of 20% of net assets	737,982
Goodwill	762,018
Net purchase price	$1,500,000

Allocation of the purchase price was determined by management who utilized a valuation prepared by independent valuation experts as part of their assessment. Goodwill represents the excess of the purchase price of the 20% interest in Suo’ang New Energy over the fair value of the identifiable assets acquired and liabilities assumed.

The minority interest’s share of income for the year ended December 31, 2007 was $242,895, and through June 30, 2008 (date of acquisition) was $351,849.  The following table sets forth the unaudited pro forma results of operations of the Company as if the additional acquisition of the 20% interest in Suo’ang New Energy had occurred at the beginning of the earliest fiscal period presented.  These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that not be obtained in the future.

	Pro forma combined
	2008	2007
	(Unaudited)	(Unaudited)
Proforma net income	$3,351,454	$1,259,833
Net income per share-basic	$0.03	$0.01
Net income per share-diluted	$0.03	$0.01
Weighted average shares-basic	94,669,614	92,181,750
Weighted average shares-diluted	95,662,076	92,181,750

Revenues and costs are not affected by the minority interest purchase.

4.             DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following at December 31,
	2008	2007
Prepayment for construction in progress and machinery purchases	$994,395	$908,561
Prepaid expenses for operating purpose	87,247	22,600
Prepayment for coal water mixture research and development	731,572	-
Other	-	2,018

	$1,813,214	$933,179

The prepayment for CWM research and development has been refunded back to the Company in 2009.

5.	GOVERNMENT GRANT RECEIVABLE

The central government of the PRC has established national standards to reduce pollution.  The municipal government of Tongchuan, where the Company’s plant is located, is attempting to meet the national pollution standards through, in part, promotion and use of CWM technology.  For the years ended December 31, 2008 and 2007, the Tongchuan municipal government granted Suo’ang New Energy unconditional grants of $141,501 and $397,001, respectively.  The grants have no conditions that the Company must meet to receive the grants.  Accordingly, for the years ended December 31, 2008 and 2007, the Company recognized these grants as other income.  Amounts receivable under these grants were $146,314 and $411,000 as of December 31, 2008 and 2007, respectively.

6.	INVENTORIES

Inventories consist of the following at December 31,

	2008	2007
Raw materials	$18,290	$22,615
Packing materials	2,193	1,751
Finished goods	24,585	16,593

	$45,068	$40,959

Prepaid inventories

The Company has a contract with a coal mine to deliver coal to the Company for use in the production of CWM.  At times, the Company may make payments in advance of delivery and accounts for these prepayments as prepaid inventory.  The prepaid inventory is usually received within 48 hours of any prepayment.  At December 31, 2008 and 2007, prepaid inventories totaled $1,996,584 and $1,609,750, respectively.

7.             PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31,

	2008	2007

Construction in progress	$153,169	$119,169
Buildings	1,783,894	3,806,628
Leasehold improvements	-	232,900
Plant and machinery	7,697,128	1,596,161
Office equipment	71,953	67,373
Motor vehicles	179,519	127,935

	9,885,663	5,950,166
Less: Accumulated depreciation and amortization	(491,247)	(512,884)

	$9,394,416	$5,437,282

Construction in progress included above was the construction of buildings, production lines and machinery for the CWM business.

The depreciation expenses on property, plant and equipment for the year ended December 31, 2008 and 2007 were $207,674 and $99,427, respectively.

8.	LAND USE RIGHT

The Company has recorded as land use rights the costs paid to acquire a long-term interest to utilize the land underlying the building and production facility for its CWM business.  The land use rights are amortized on the straight-line method over the term of the land use rights of 50 years.

Land use right consists of the following at December 31,

	2008	2007
Cost	$1,936,465	$1,807,680
Less accumulated amortization	(93,485)	(52,651)

Net land use rights	$1,842,980	$1,755,029

The expected amortization of the land use right over each of the next five years and thereafter is summarized as follows:

Year ending December 31,	Amount
2009	$38,703
2010	38,703
2011	38,703
2012	38,703
2013	38,703
Thereafter	1,649,465
$1,842,980

The lease expenses on land use right for the years ended December 31, 2008 and 2007 was $35,759 and $36,285, respectively.

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31,
	2008	2007

Accounts payable	$22,344	$41,827
Accrued operating expenses	417,598	471,988
Land use right payable	-	133,731
Accrued staff welfare	153,334	71,706
Construction in progress payable	338,381	90,140
Non-interest bearing loan	-	68,627
Advance from customer	58,525	54,800
Other payables	14,817	2,740

	$1,004,999	$935,559

10.	CONVERTIBLE NOTES

Convertible notes consist of the following at December 31,
	2008	2007
Convertible notes payable	$1,335,650	$-
Valuation discount	(952,160)	-
Convertible notes, net	$383,490	$-

On September 16, 2008 and September 19, 2008, the Company issued an aggregate of $1,335,650 of 18% convertible debentures (the “Debentures”) and issued warrants to purchase up to 8,904,334 shares of common stock of the Company in a private placement.  The Debentures bear interest at 18% per annum, mature in one year, are unsecured, and are personally guaranteed by the Company’s Chief Executive Officer.  The holders of the Debentures have the right at any time to convert all or part of the outstanding principal amount of the Debentures and any accrued and unpaid interest into common shares of the Company at the then effective conversion price, initially set at $0.15 per share.  The Debentures are due one year from their issuance date.

The initial conversion price is subject to adjustments should the Company issue more shares of common stock or securities convertible into common stock, including rights, options or warrants for common shares, for less than the initial conversion price and without offering the same to the investors in the transaction.  In the case of adjustments, the conversion price shall be adjusted to the consideration received or receivable by the Company for each share of common stock issued or issuable, and is limited to a floor of $0.05 per share.  If the Company completes a qualifying financing transaction (as defined in the Debentures) or listing of its common stock on a subsequent market (as defined in the Debentures) before the Debentures mature, all interests due under the Debentures will be waived and all outstanding principal will automatically convert into common shares.

The Warrants entitle the investors to purchase up to 8,904,334 shares of common stock (the “Warrant Shares”) in the aggregate.  The Warrants have an initial exercise price of $0.15 per share, subject to adjustments and limited to no lower than $0.05 per share.  The Warrants are exercisable three years from the date issued.  25% of the Warrant Shares vested immediately, and 5% of the Warrant Shares vest monthly beginning on October 31, 2008.

The 8,904,334 warrants were valued at $1,501,555 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 1.6% to 2%; dividend yield of 0%; volatility factors of 86.6% to 91.7%; and an expected life of three years (statutory term).  The Company also determined that the Debentures contained a beneficial conversion feature of $1,667,752.  The value of the Debentures and conversion option are considered as debt discount.  Pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features”, total recorded debt discount cannot be greater than the face amount of the notes issued.  Accordingly, the Company recorded a discount of $1,335,650 which is being amortized over the life of the Debentures on the effective interest method.  For the year ended December 31, 2008, $383,490 of discount amortization is included in interest expense.  At December 31, 2008, the unamortized balance of the discount is $952,160 and is offset against the Debentures’ aggregate principal balance of $1,335,650.

The Company incurred cost of $357,753 directly associated with the issuance of the Debentures.  The Company also issued warrants to purchase 357,100 shares of common stock as finder’s fee, exercisable for two years at $0.25 per share, which vested immediately on the issuance date.  The 357,100 warrants were valued at $30,759 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 1.6% to 2%; dividend yield of 0%; volatility factors of 86.6% to 91.7%; and an expected life of two years (statutory term).  The costs directly associated with the issuance of the Debentures and the fair value of the warrants issued for finder’s fee total $388,512 and have been recorded by the Company as debt issuance costs.  These costs are capitalized and are being amortized over the term of the Debentures.  For the year ended December 31, 2008, amortization charged to interest expense was $114,234, and the unamortized balance at December 31, 2008 was $274,278.

Escrow shares related to convertible note transaction

In connection with the issuance of the Debentures and Warrants, the Company’s Chief Executive Officer entered into an escrow agreement pursuant to which he transferred 4,452,168 shares of the Company’s common stock owned by him into an escrow account for the benefit of the investors as a guarantee of the Company meeting certain performance targets.  Pursuant to the escrow agreement, the Chief Executive Officer agreed to transfer 50% of the escrowed shares to the holders of the Debentures if the Company does not meet its performance targets for the year ended December 31, 2008.  The remaining 50% of the escrowed shares will be transferred to the holders of the Debentures if the Company does not meet its performance targets for the year ended December 31, 2009.  The performance target for 2008 is the achievement of net income and cash flow (as defined in the Debentures) of at least $3,500,000.  The performance target for the 2009 is the achievement of net income and cash flow (as defined in the Debentures) of at least $6,000,000. The escrowed shares revert back to the Chief Executive Officer if the Company meets its performance targets.

The Company considered the guidance in paragraph 11 of SFAS 123(R) and SAB Topic 5:T in determining whether the escrow agreement represents a compensatory arrangement that is, in substance, a capital contribution of common shares by the Chief Executive Officer and then a share-based payment to him for services rendered.  The agreement to release the shares from escrow upon the achievement of certain criteria was presumed to be a separate compensatory arrangement between the Company and the Chief Executive Officer.  As such, the Company valued the escrowed shares as if the Chief Executive Officer had provided the Company an option to acquire these shares.  The aggregate value of the 4,452,168 shares were valued at $1,157,132 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 1.6% to 2%; dividend yield of 0%; volatility factors of 86.6% to 91.7%; and an expected life of 3 months (for 2008) and 15 months (for 2009).  For the year ended December 31, 2008, the Company recognized $676,466 of expense related to the escrow shares.  At December 31, 2008, the Company achieved the performance target for 2008 and 50% of the escrowed shares will be returned to the Chief Executive Officer.

11.	WARRANTS AND OPTIONS

In addition to the warrants issued in conjunction with the Debentures (see Note 10), on December 15, 2008, the Company granted its Chief Financial Officer an option to purchase 100,000 shares of common stock.  The options vested immediately when granted, with an exercise price of $0.24 per share and an expiration date 2 years from the grant date.  The fair value of the options was $8,000 at the grant date, which was determined using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 1.6%, dividend yield of 0%; volatility factors of 86.6%; and an expected life of 2 years.  A total of $8,000 was charged to compensation at the grant date.

At December 31, 2008 and 2007, outstanding warrants and options were as follows:

	Number of Shares under Warrants and Options	Weighted Average Exercise Price

Warrants and options outstanding at January 1, 2007	-	$-
	-	-
Warrants and options granted	-	-
Warrants and options expired	-	-

Warrants and options outstanding at December 31, 2007	-	-
Warrants and options granted	9,361,434	$0.15
Warrants and options expired	-	-

Warrants and options outstanding at December 31, 2008	9,361,434	$0.15

The following table summarizes information about warrants and options outstanding at December 31, 2008:

Outstanding Warrants and Options			Exercisable Warrants and Options
Exercise price	Number of shares under warrants and options	Weighted average remaining contractual life (years)	Number of shares under warrants and options exercisable	Weighted average exercise price
$0.15	8,904,334	2.9	3,561,734	$0.15
$0.25	357,100	1.9	357,100	$0.25
$0.24	100,000	2.0	100,000	$0.24

$0.15	9,361,434		4,018,834	$0.15

At December 31, 2008, the aggregate intrinsic value of the warrants outstanding and exercisable was $801,390 and $200,347, respectively.  At December 31, 2007, there were no warrants or options outstanding.

12.	STATUTORY RESERVES

Statutory reserves represent restricted retained earnings.  As stipulated by the PRC's Company Law, net income after taxation can only be distributed as dividends after: (a) appropriation has been made to make up cumulative losses from prior years, if any, (b) allocations to the statutory capital reserve of at least 10% the after-tax income, as determined under PRC accounting rules and regulations, until the reserve amounts to 50% of the Company's registered capital, (c) allocations of 5-10% of after-tax income, as determined under PRC accounting rules and regulations, to the Company's statutory common welfare fund, which is restricted to capital expenditure for the collective benefits of the Company's employees, and (d) allocations to the discretionary surplus reserve, if approved at the general meeting of the shareholders.

Statutory reserves consist of the following as of December 31:
	2008	2007

Statutory capital reserve	$232,206	$232,206
Statutory common welfare fund	116,103	116,103

	$348,309	$348,309

13.   INCOME TAXES

Companies in the PRC are generally subject to PRC Enterprise Income Tax at a uniform tax rate of 25% under the China’s Unified Enterprise Income Tax Law (“New EIT Law”), which took effect from January 1, 2008. The New EIT Law provides a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment. Accordingly, Suo’ang BST is subject to the uniform tax rate of 25%. Suo’ang New Energy is entitled to two years tax holiday for the years ended December 31, 2007 and 2008 and 50% reduction on its EIT rate for the three years ended December 31, 2009, 2010 and 2011.

The Company has not recorded a provision for U.S. federal income tax for the years ended December 31, 2008 and 2007 due to a net operating loss carry forward in the United States of America.  The net operating loss carry forward in the United States of America as of December 31, 2008 was approximately $188,000 and expires through 2014.

Income tax expense consist of the following for the years ended December 31,
	2008	2007

Current – PRC Enterprise Income Tax	$105,249	$59,668
Deferred	-	-

Total income tax expenses	$105,249	$59,668

The following table reconciles the U.S. statutory rates to the Company's effective tax rate at December 31,

	2008		2007

U.S. statutory rate	34%		34%
Foreign income not recognized in U.S.	(34%	)	(34%	)
Non-deductible expenses and other	3%		-
Tax holiday	(25%	)	(10%	)
PRC preferential income tax rate	25%		15%

Effective tax rate	3%		5%

No significant deferred tax liabilities or assets existed as of either December 31, 2008 or 2007.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2008, the Company does not have a liability for unrecognized tax uncertainties. The Company and its Chinese subsidiaries have never been subject to a tax examination and all years are open to examination by the tax authorities.

Tax holiday

Income before income tax expense and minority interest was $3,456,703 and $1,319,501 for 2008 and 2007 and was mainly attributed to Suo’ang New Energy’s operations in China which were subject to a tax holiday.  The following unaudited pro forma statement of operations reflects the effect on income tax expense and net income had the tax holiday not been available to us:

	2008 (unaudited)	2007 (unaudited)
Income taxes:
As reported	$105,249	$59,668
Proforma	$1,235,000	$460,000

Net income:
As reported	$2,999,605	$1,016,938
Proforma	$1,869,854	$616,606

Proforma-basic income per common share	$0.02	$0.01

14.	RELATED PARTY TRANSACTIONS

Due to directors

Amount due to directors are summarized as follows at December 31,
	2008	2007
Due to:
Mr. Peng Zhou	$395,049	$8,527
Mr. Baowen Ren, Chief Executive Officer	70,000	-

	$465,049	$8,527

Amounts due to directors are non-interest bearing, unsecured, and due on demand.

            Disposal of patent

In 2006, the Company sold the patent related to its discontinued COPO resin product operations to a related company for $256,200.  At December 31, 2007, $141,795 was due from the sale of the patent, which was received on March 3, 2008.

            Sale of leasehold

On June 13, 2006, the Company agreed to sell certain of the Company’s leasehold properties with a book value of $2,417,000, to a company controlled by a shareholder of the Company for approximately $2,450,000.  The Company recorded the transaction under the deposit method, and as of December 31, 2007, $1,507,000 was received and recorded as deposit.  The sale was completed on July 9, 2008, and a gain of $33,069 was recorded.

15.	COMMITMENTS AND CONTINGENCIES

            Coal inventory purchase commitment

During 2008, the Company entered into a coal inventory purchase contract with a supplier.  At December 31, 2008, the Company’s commitment to purchase coal related to this contact is approximately $7,947,000.

Capital expenditure commitments

During the year ended December 31, 2008, the Company entered into various contracts to purchase machinery in connection with its CWM production plant.  At December 31, 2008, the Company's capital expenditure commitment totaled $279,193 for the purchase of machinery.

Operating lease commitments

As of December 31, 2008, the Company’s total future minimum lease payments under non-cancelable operating leases to be paid in each of the five succeeding years are as follows:

Year ending December 31,
2009	$37,308
2010	9,657
2011 and thereafter	-
Total Operating Lease Commitments	$46,965

Social insurance of Employees

According to the prevailing laws and regulations of the PRC, the Company is required to cover its employees with medical, retirement and unemployment insurance programs.  Management believes that due to the transient nature of its employees, the Company does not need to provide all employees with such social insurance.  In the event that any current or former employee files a complaint with the PRC government, the Company may be required to make up the social insurance as well as to pay administrative fines.  As the Company believes that these fines would not be material, no provision has been made in this regard.

16.	SUBSEQUENT EVENT

Subsequent to December 31, 2008, the Company entered into an agreement with a consultant to provide the Company with services from January 1, 2009 to June 30, 2009 for 2,333,000 shares of common stock.  1,166,500 shares of common stock were issued on March 31, 2009 and the remaining 1,166,500 shares will be issued in the second quarter of 2009.  The Company will recognize the fair value of these shares in 2009 in the quarters the shares are issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008, and have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, subject to certain material weaknesses in our internal control over financial reporting discussed immediately below under the caption “Management’s Report on Internal Control over Financial Reporting”.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that evaluation, our management concluded that as of December 31, 2008, our internal control over financial reporting was not effective because of the material weaknesses described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the Company’s internal control over financial reporting as of December 31, 2008, our management concluded that our internal control over financial reporting was subject to the following material weaknesses, which we identified in our annual report for the year ended December 31, 2007:

1.
 The operations of the affiliated entities is in China, hence the presentation of their financial statements, do not fully comply with the U.S. GAAP.  The Company had insufficient personnel to perform the accounting and financial reporting functions and existing personnel lacked the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States and were inadequately supervised.  The lack of sufficient and adequately trained accounting and finance personnel resulted in an ineffective segregation of duties relative to key financial reporting functions; and

2.	Lack of timely identification, research and resolution of accounting issues and lack of documentation of consideration of recent accounting pronouncements.

Since the 2007 annual report, the Company has taken steps to address these material weaknesses as follows:

1.
 We hired additional accounting and operations personnel to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions;

2.
 In December 2008, we appointed Mr. Hon Wan Chan, whom our management believes has the requisite financial reporting experience, skills and knowledge to complement our existing personnel, as our new Chief Financial Officer;

3.
 Our internal accounting and operations personnel are now required early in the evaluation of a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction;

4.	Our senior accounting personnel has established standards to review, analysis and related conclusions with respect to complex, non-routine transactions; and

5.	Our senior accounting personnel and the Chief Financial Officer are now required to review complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only this management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Positions
Baowen Ren	40	CEO, President and Chairman of the Board
Hon Wan Chan	48	Chief Financial Officer
Wenjie Zhang	37	Director
Peng Zhou	41	Director
Bennet P. Tchaikovsky	40	Director
Zidong Cao	59	Director

Baowen Ren is the Director of Hangson Limited and has been Chairman of the Board of Shaanxi BST since January 2003.  Mr. Ren is a senior economic engineer who graduated from the Business Management Department of Hanzhong Normal University in 1992.  He had been the president of Shaanxi Lanchao Group Clothe Group Co. Ltd. from January 2001 to December 2002 and had been conferred honorable titles of “Pacemaker in the New Long March”, “Shaanxi Outstanding Young Entrepreneur”, “Shaanxi Top 100 Entrepreneur”, and “National Model Township Entrepreneur of Ministry of Agriculture”.  Under his leadership, Suo’ang BST has convened a batch of excellent management personnel for products technology development, market strategy and sales, and capital operations for the expansion and development of our CWM business.

Hon Wan Chan was appointed as our Chief Financial Officer on December 15, 2008. Mr. Chan is a principal of CC Alliance CPA & Co. He served as the Business Director for Texwood Group, from November 2006 to February 2008, overseeing the company’s business administration, finance and accounting, and as an in-house accountant from April 2000 to June 2005. Between his stints at Texwood Group, Mr. Chan was the Chief Financial Officer of South China Media Group from July 2005 to October 2006. Mr. Chan holds a masters degree in accountancy from the Hong Kong Polytechnic University, and a bachelor’s degree in economics from Macquarie University in Australia. He is an associate member of both The Institute of Chartered Accountants in Australia and The Hong Kong Institute of Certified Public Accountants.

Peng Zhou is the General Manager of Suo’ang BST. Mr. Zhou is an accountant who graduated from the Statistics Department of Shaanxi Institute of Finance in 1992. Mr. Zhou started at Suo’ang BST as a Project Manager in May 2002 and was promoted to his current position as General Manager in May 2005. Mr. Zhou has also been engaged in industries such as finance, media, foreign trade, real estate and had held the posts of manager of credit department, editor, financial supervisor, and deputy manager. From June 1997 until March 2002, Mr. Zhou was the Vice President of Hanzhong Ruisen Real Estate Company. Mr. Zhou was also in charge of compiling and reporting work for a number of projects such as Industrial Park Project of 3,000-thousand Sets of Clothes, New Construction Material Project-Shale Brick Manufacturing Demonstration Base with Annual Output of 6000-Thousand Pieces, and Erlang Dam Downstream Hydropower Station Cascade Development Project.

Wenjie Zhang has been the General Manager of Hanzhong Minsheng Guomao Department Store since January 2004. Mr. Zhang graduated with a degree in administration from the Xi’an Science Institution in 1995. From January 2001 until December 2003, Mr. Zhang was the Sales Manager at Shaanxi Jingyi Wood Group Company.

Bennet P. Tchaikovsky joined our Company on December 15, 2008 and is the chairman of our audit committee and member of our compensation and nominating committees. Mr. Tchaikovsky is presently the Chief Financial Officer of Skystar Bio-Pharmaceutical Company. He is also currently serving on the board of directors of Ever-Glory International Group, Inc., as chairman of the audit committee and member of the compensation committee. From July 2004 through October 2007, Mr. Tchaikovsky served as the chief financial officer of Innovative Card Technologies, Inc. Mr. Tchaikovsky acted as a consultant to Innovative Card Technologies from November 2007 until July 2008. From January 2003 through November 2003, Mr. Tchaikovsky served as the Vice President, Finance of TJR Industries, Inc. From December 2000 through June 2002, Mr. Tchaikovsky served as Interim Chief Financial Officer and Chief Financial Officer of Digital Lava, Inc. Mr. Tchaikovsky is a licensed Certified Public Accountant and an inactive member of the California State Bar. He received a B.A. in Business Economics from the University of California at Santa Barbara, and a J.D. from Southwestern University School of Law.

Zidong Cao joined our Company on December 15, 2008 and is a member of our audit, compensation and nominating committees. Dr. Cao is a scientist with substantial knowledge of the coal and related industries in China. He is presently the Assistant Dean of the School of Energy & Power Engineering and Associate Director of the Research Center on Environmental Science & Engineering at Xi’an Jiaotong University (the “University”). Dr. Cao was previously the Director of the University’s Boiler Laboratory and the Boiler Teaching & Research Office. He is a member of the National Committee of Boiler Standardization and is the Vice Chairman of the Xi’an Association of Thermal Energy & Dynamics. Dr. Cao is a graduate of the University’s School of Energy and Power Engineering, focusing on boiler research.

Family Relationships

There are no family relationships between or among any of our current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers. There are no family relationships among our officers and directors and the officers and directors of our direct and indirect subsidiaries.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past five years:

(a)
 Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c)
 Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

(d)
 Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the year ended December 31, 2008, our directors and executive officers complied with Section 16(a) filing requirements applicable to them, except that Mr. Hon Wan Chan, Mr. Bennet Tchaikovsky and Dr. Zidong Cao did not file their Form 3s or Form 5s in connection with transactions that occurred during 2008.

Code of Ethics

On December 15, 2008, we adopted a code of ethics that applies to our officers, directors and employees, including our chief executive officer, senior executive officers, principal accounting officer, and other senior financial officers. Our code of ethics is available on our website at www.sinocei.com. A copy of our code of ethics will also be provided to any person without charge, upon written request sent to us at our offices located at Room 1605, Suite B, Zhengxin Building, No. 5, Gaoxin 1st Road, Gaoxin District, Xi’an, Shaanxi Province, People’s Republic of China.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

On December 15, 2008, we adopted a nominating committee charter. Under such charter, while there have been no material changes to the procedures by which our shareholders may recommend nominees to the board of directors, the board of directors may take into consideration as one of the factors in its evaluation of shareholder-recommended nominees, the size and duration of the share holdings of the recommending shareholder or shareholder group in relation to the total outstanding shares of the Company. The board of directors may also consider the extent to which the recommending shareholder intends to continue holding its interest in the Company, including, in the case of nominees recommended for election at an annual meeting of shareholders, whether the recommending shareholder intends to continue holding its interest at least through the time of such annual meeting.

Audit Committee

Although we are not a “listed company” under SEC rules and are therefore not required to have an audit committee, we have an audit committee comprised of independent directors. Our audit committee is comprised of three independent directors: Mr. Bennet Tchaikovsky, Mr. Wenjie Zhang and Dr. Zidong Cao. Our board of directors has determined, based on information furnished by Mr. Tchaikovsky and other available information, that Mr. Tchaikovsky meets the requirements of an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act and the Exchange Act. On December 15, 2008, Mr. Tchaikovsky was appointed to serve as chairman of the audit committee, and to serve as our audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned for years ended December 31, 2008 and 2007 by our Chief Executive Officer and each of our other two highest paid executives, whose total compensation exceeded $100,000 (if any) for the years ended December 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($) (2)	Bonus ($)	Stock Awards ( $)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ( $)	Total ($)
Baowen Ren,	2008	15,282	-0-	-0-	-0-	-0-	-0-	-0-	15,282
current CEO (1)	2007	5,600	-0-	-0-	-0-	-0-	-0-	-0-	5,600
________________
(1)	Mr. Ren received no other form of compensation in the years shown, other than the salary set forth in this table.

(2)
Mr. Ren’s compensation for the years shown was paid in RMB which, for reporting purposes, has been converted to U.S. dollars at the conversion rate of 7.0671 RMB to one U.S. dollar for 2008 and 7.58 RMB to one U.S. dollar for 2007.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements with our Executive Officers

Except as described below, we currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Employment Agreement with Hon Wan Chan

On December 15, 2008, we entered into an employment agreement with Mr. Chan for a term of one year with an annualized compensation of 180,000 Renminbi (“RMB”). Under the terms of the employment agreement, the Company also agreed to grant him an option to purchase shares of the Company’s common stock pursuant to a non-qualified stock option agreement. Mr. Chan is also entitled to reimbursement of reasonable business expenses incurred in connection with his employment. The Company may terminate the employment agreement for cause or if Mr. Chan becomes disabled or dies. The employment agreement may also be terminated by the Company or Mr. Chan upon a 30-day written notice. The employment agreement contains certain restrictive covenants applicable during his employment and thereafter preventing both competition with the Company and disclosure of the Company’s confidential information.

Concurrently with the employment agreement, we granted Mr. Chan an option to purchase up to 100,000 shares of the Company’s common stock pursuant to a non-qualified stock option agreement, at an exercise price equal to the last reported sale price per share in the over-the-counter market on the grant date. The option is exercisable for a period of two years from the grant date, unless Mr. Chan’s employment is terminated. If the termination arises from Mr. Chan’s disability or death, the option is exercisable for up to a period of 12 months following the disability or death; and if we terminate Mr. Chan’s employment for cause, the option is terminated immediately. For any other termination, the option is exercisable for up to 3 months following such termination. With respect to shares of common stock that Mr. Chan acquires from exercise of the option, the Company has a 30-day right of first refusal if Mr. Chan proposes to dispose them in any manner.

Outstanding Equity Awards at Fiscal Year-End

With the exception of Mr. Hon Wan Chan, our current Chief Financial Officer, there are no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of December 31, 2008. Pursuant to the terms of his employment agreement, we granted Mr. Chan an option to purchase up to 100,000 shares of the Company’s common stock for a period of two years, The option was not granted, and the shares that the option is exercisable for will not issued pursuant to, any equity incentive plans in effect. The fair value of the option granted to Mr. Chan, $8,000, was charged to compensation at the grant date.

Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the year ended December 31, 2008.

DIRECTOR COMPENSATION TABLE
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Baowen Ren (1)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Peng Zhou (1)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Wenjie Zhang (1)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Bennet Tchaikovsky (2)	2008	2,377	-0-	-0-	-0-	-0-	-0-	2,377
Zidong Cao (3)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
_____________________
(1)
These persons became our directors in connection with the share exchange transaction (described in the Description of Business above under the heading "Corporate Organization and History") that closed on October 20, 2006. We do not have any compensation arrangements with these directors.

(2)
Mr. Tchaikovsky was appointed to our board of directors effective December 15, 2008, and is entitled to receive annual compensation of $39,000 for his services rendered as a director, as well as chairman of the audit committee and member of the compensation and nominating committees.

(3)
Dr. Cao was appointed to our board of directors effective December 15, 2008, and is entitled to receive annual compensation of $10,000 for his services rendered as a director, as well as member of the audit, compensation and nominating committees.

There were no stock or option awards issued to any directors and outstanding as of December 31, 2008.

Director Agreements

In connection with the appointments of Mr. Tchaikovsky and Dr. Cao to our board of directors, we entered into agreements with each of them as follows:

Under the agreement with Mr. Tchaikovsky, in addition to duties as a director, he will serve as chairman of the audit committee as well as member of the compensation committee and/or the nominating committee, for annual compensation of $39,000. We have also agreed to include Mr. Tchaikovsky under a directors and officers insurance policy. Additionally, we entered into a separate indemnification agreement with Mr. Tchaikovsky pursuant to which we have agreed to indemnify Mr. Tchaikovsky against any expense, liability, or loss paid or incurred in connection with any event relating to his directorship.

Under the agreement with Dr. Cao, in addition to duties as a director, he will serve on the audit committee, compensation committee and the nominating committee as a member, for annual compensation of $10,000. We have also agreed to include Dr. Cao under a directors and officers insurance policy.

Indemnification of Officers and Directors

We are a Nevada corporation, and accordingly, we are subject to the corporate laws under the Nevada Revised Statutes. Pursuant to Article 7 of our articles of incorporation and Nevada’s Revised Business Statutes, our bylaws contain the following indemnification provision for our directors and officers:

“The corporation shall indemnify directors, officers, employees, and agents of the corporation to the extent required by the Nevada Revised Statutes and shall indemnify such individuals to the extent permitted by the Nevada Revised Statutes. The corporation may purchase and maintain liability insurance, or make other arrangements for such obligations or otherwise, to the extent permitted by the Nevada Revised Statutes.”

Such indemnification provision may be sufficiently broad to permit indemnification of our executive officers and directors for liabilities (including reimbursement of expenses incurred) arising under the Securities Act. We do not currently carry directors’ and officers’ liability insurance covering our directors and officers, but we have plans to do so. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. No pending material litigation or proceeding involving our directors, executive officers, employees or other agents as to which indemnification is being sought exists, and we are not aware of any pending or threatened material litigation that may result in claims for indemnification by any of our directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

We do not have any equity compensation plans in effect as of the date of this annual report.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our common stock beneficially owned on March 27, 2009, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 27, 2009 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. To the best of our knowledge, subject to community and martial property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Title of Class	Name and Address of Beneficial Owners (1)	Amount of Beneficial Ownership	Percent of Class (2)

Common Stock	Baowen Ren, Director and Chief Executive Officer	27,991,699	30%
Common Stock	Hon Wan Chan, Chief Financial Officer (3)	-	0%
Common Stock	Peng Zhou, Director	7,500,000	9%
Common Stock	Wenjie Zhang, Director	202	* %
Common Stock	Bennet P. Tchaikovsky, Director (4)	-0-	0%
Common Stock	Zidong Cao, Director (5)	-0-	0%
Common Stock	All officers and directors as a group (6 total)	35,491,901	39%
__________
* less than 1%

(1)
 Unless otherwise noted, the address for each of the named beneficial owners is: Room 1605, Suite B, Zhengxin Building, No. 5, Gaoxin 1st Road, Gaoxin District, Xi’an, Shaanxi Province, People’s Republic of China.

(2)	Unless otherwise noted, the number and percentage of outstanding shares of our common stock is based upon 92,181,750 shares outstanding as of March 27, 2009.

(3)	Mr. Chan’s address is: Flat F, 26/Floor, Block 1, Tung Chung Crescent, Tung Chung, N.T., Hong Kong.

(4)	Mr. Tchaikovsky’s address is: 6571 Morningside Drive, Huntington Beach, CA 92648.

(5)	Dr. Cao’s address is: 28 West Xianning Road, Xi'an, Shaanxi Province, People's Republic of China.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Hangson’s Contractual Arrangements with Suo’ang BST and Its Stockholders

PRC law currently limits foreign equity ownership of Chinese companies.  To comply with these foreign ownership restrictions, we operate our business in China through a series of contractual arrangements between Hangson, our wholly owned subsidiary, and Suo’ang BST and its majority stockholders, which give Hangson the ability to substantially influence Suo’ang BST’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval.  For a description of these contractual arrangements, please see the section under Item 1 above titled “Contractual Arrangements with Suo’ang BST and Its Stockholders.”

Related Party Transactions

Set forth below are the Company’s related party transactions and the related party transactions between Suo’ang BST and its stockholders, officers and/or directors.

Related party receivables and payables

Amount payable to a director as of December 31, are summarized as follows:
	December 31,
	2008	2007
Amount due to a director:
Mr. Peng Zhou, also a former minority shareholder of Suo’ang New Energy	$395,049	$8,527
Mr. Baowen Ren, who is also our Chief Executive Officer	70,000	-

	465,049	8,527

The amounts due to Mr. Zhou and Mr. Wen are advances from them to Suo’ang BST to facilitate its operations. The amounts are interest free and unsecured and have no fixed repayment date.

 Sale of leasehold properties

On June 13, 2006, the Company agreed with a company which is controlled by a shareholder of the Company to sell certain of the Company’s leasehold properties, with a book value of $2,417,000, to a company controlled by a shareholder of the Company for approximately $2,450,000.  The Company has recorded the transaction under the deposit method, and as of December 31, 2007, $1,507,000 was received and recorded as deposit.  The sale was completed on July 9, 2008, and a gain of $33,069 on sale of the leasehold properties was recorded.

Acquisition of minority interest

On June 30, 2008, the Company entered into a Securities Purchase Agreement with Mr. Peng Zhou, who is one of our directors, to acquire his 20% equity ownership interest in Suo’ang New Energy. Pursuant to the terms of our agreement with Mr. Zhou, he transferred the 20% to Hangson, our wholly owned subsidiary, in exchange 7,500,000 shares of common stock. Additionally, Mr. Zhou agreed to waive any and all right he may have to any distributions and/or payments from Suo’ang New Energy beginning January 1, 2008.

Other than the above transactions or otherwise set forth in any reports filed by the Company with the SEC, neither we, our subsidiary or VIEs have entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. We are not a subsidiary of any company.

Director Independence

Based upon information submitted by Mr. Wenjie Zhang, Mr. Bennet P. Tchaikovsky and Dr. Zidong Cao, our board of directors has determined that each of them is “independent” under the listing standards of NYSE Alternext US LLC (formerly the American Stock Exchange).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our current principal independent auditor is Weinberg & Company, P.A. (“Weinberg”), whom we engaged on December 5, 2008, after dismissal of our prior principal independent auditor, Yu & Associates CPA Corporation (“Yu & Associates”).  Yu & Associates performed the audit for the fiscal year ended December 31, 2007 and reviewed the Company’s unaudited financial statements through the quarter ended September 30, 2008.  The following are the services provided and the amounts billed.

Audit Fees

The aggregate fees billed by Weinberg for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2008, was $Nil.

The aggregate fees billed by Yu & Associates for professional services rendered for the review of the Company’s interim financial statements for the fiscal year ended December 31, 2008, was $36,000. The aggregate fees billed by Yu & Associates for the audit of the Company’s annual financial statements and review of interim financial statements for the fiscal year ended December 31, 2007, was $125,000.

Audited-Related Fees

For the year ended December 31, 2008, there were no fees billed by Weinberg for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

For the year ended December 31, 2007, there were no fees billed by Yu & Associates for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

For the year ended December 31, 2008, the Company incurred no fees from Weinberg for services for tax compliance, tax advice and tax planning work.

For the year ended December 31, 2007, the Company incurred no fees from Yu & Associates for services for tax compliance, tax advice and tax planning work.

All Other Fees

For the year ended December 31, 2008 and December 31, 2007, there were no other fees billed by either Weinberg or Yu & Associates for products and services outside of those fees disclosed above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

Pre-Approval Policies and Procedures of the Audit Committee

Our audit committee approves the engagement of our independent auditors and is also required to pre-approve all audit and non-audit expenses.  In the year ended December 31, 2008, no audit and non-audit expenses were pre-approved by our audit committee as such committee was not formed until December 15, 2008.

ITEM 15.   EXHIBITS

(1) Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8 of this Report:

Report of Weinberg & Company, P.A., Independent Auditors

Report of Yu & Associates CPA Corporation, Independent Auditors

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

EXHIBIT INDEX
Exhibit Number	Description
2.1	Share Exchange Agreement by and between Endo Networks, Inc. (“Endo”), the Majority Shareholders of Endo, Hangson Ltd. (“Hangson”) and the Shareholders of Hangson dated October 18, 2006 (1)
3.1	Articles of Incorporation of Endo Networks, Inc., a Nevada corporation, as amended. (3)
3.2	Bylaws of Endo (3)
3.3	Text of Amendment to our Bylaws (4)
3.4	Articles of Merger filed with the Secretary of State of Nevada with an effective date of August 15, 2007 (6)
4.1	Form of Registrant’s 18% Secured Convertible Debenture (9)
4.2	Form of Registrant’s Warrant (9)
4.3	Form of Warrant issued to Ancora Securities, Inc. (9)
4.4	Non-statutory Stock Option Agreement by and between Registrant and Hon Wan Chan dated December 15, 2008 (11)
10.1	Asset and Share Purchase Agreement by and between Registrant and Peter B. Day (for Endo Canada) (2)
10.2	Securities Purchase Agreement by and among Registrant, Peng Zhou and Shaanxi Suo’ang New Energy Enterprise Co., Ltd. dated June 30, 2008 (8)
10.3	Securities Purchase Agreement by and among Registrant and two institutional and accredited investors dated September 16, 2008 (9)
10.4	Securities Purchase Agreement by and among Registrant and four institutional and accredited investors dated September 19, 2008 (10)
10.5	Employment Agreement by and between Registrant and Hon Wan Chan dated December 15, 2008 (11)
10.6	Form of Director Offer Letter (11)
10.7	Indemnity Agreement by and between Registrant and Bennet P. Tchaikovsky dated December 15, 2008 (11)
10.8	Form of Exchange and Amendment Agreement by and among Registrant and six institutional and accredited investors (12)
14	Code of Business Conduct and Ethics (11)
21	List of Subsidiaries (7)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
99.1	Consulting Services Agreement by and between Hangson and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Suo’ang BST”) dated August 18, 2006 (3)
99.2	Equity Pledge Agreement by and among Hangson, Suo’ang BST and Suo’ang BST’s Majority Shareholders dated August 18, 2006 (3)
99.3	Operating Agreement by and among Hangson, Suo’ang BST and Suo’ang BST’s Majority Shareholders dated August 18, 2006 (3)
99.4	Proxy Agreement by and between Hangson and Suo’ang BST’s Majority Shareholders dated August 18, 2006 (3)
99.5	Option Agreement between Hangson and Suo’ang BST’s Majority Shareholders dated August 18, 2006 (3)
99.6	Agreement by and between Suo’ang BST and Hanzhong Si Xiong Ke Chuang Business Co. Ltd. (“Hangzhong”) (3)
99.7	Supplementary Agreement by and between Suo’ang BST and Hanzhong dated March 25, 2007 (5)
99.8	Contract for Technology Transfer between Suo’ang BST and HanZhongWeiDa Commercial Company Limited (“HangZhongWeiDa”) dated December 25, 2006 (5)
99.9	Contract for Technology Transfer between Suo’ang BST and HanZhongWeiDa dated January 10, 2007 (5)
____________
 * Filed herewith
(1)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2006 and incorporated herein by reference.
(2)	Filed as Exhibit A of Registrant’s Schedule 14A filed with the SEC on August 8, 2006 and incorporated herein by reference.
(3)	Filed as Exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2006 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006 and incorporated herein by reference.
(5)	Filed as Exhibits to the Registrant’s Annual Report on Form 10-KSB filed with the SEC on May 3, 2007 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2007 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the SEC on May 3, 2007 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2008 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2008 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2008 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2008 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2009 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 3, 2009		SINO CLEAN ENERGY INC. (Registrant)

	By:	/s/ Baowen Ren
Baowen Ren Chief Executive Officer

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Baowen Ren and Hon Wan Chan, and each of them, jointly and severally, his attorneys in fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Baowen Ren	Chief Executive Officer, President and Chairman of the Board	April 3, 2009
Baowen Ren

/s/ Hon Wan Chan	Chief Financial Officer	April 3, 2009
Hon Wan Chan

/s/ Wenjie Zhang	Director	April 3, 2009
Wenjie Zhang

/s/ Peng Zhou	Director	April 3, 2009
Peng Zhou

/s/ Bennet P. Tchaikovsky	Director	April 3, 2009
Bennet P. Tchaikovsky

/s/ Zidong Cao	Director	April 3, 2009
Zidong Cao