Form 10-Q
period 2009-03-31
Sino Clean Energy Inc
filed 2009-05-15
CIK 1120096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [__] No [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 94,514,750 issued and outstanding as of May 13, 2009.

Transitional Small Business Disclosure Form (Check one): Yes [   ] No [X]

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2009

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

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

Sino Clean Energy Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
Current assets
Cash and cash equivalents	$5,957,911	$3,914,306
Accounts receivable	1,774,502	899,629
Inventories	142,746	45,068
Prepaid inventories	1,996,046	1,996,584
Deposits and prepayments	964,595	1,813,214
Government grant receivable	146,287	146,314
Other receivables	16,162	16,986
Land use right - current portion	38,696	38,703

Total current assets	11,036,945	8,870,804

Property, plant and equipment, net of accumulated depreciation and amortization of $837,564 and $491,247, respectively	9,046,219	9,394,416
Land use right - non current portion	1,794,260	1,804,277
Goodwill	762,018	762,018
Deferred debt issuance costs, net of accumulated amortization of $211,361 and $114,233, respectively	177,150	274,278

Total assets	$22,816,592	$21,105,793

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Convertible notes, net	$712,828	$383,490
Accounts payable and accrued expenses	1,183,663	1,004,999
Taxes payable	567,100	305,903
Advances from directors	70,000	465,049
Fair value of warrants and embedded conversion feature	4,010,814	-

Total current liabilities	6,544,405	2,159,441

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $0.001 par value,
50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
93,348,250 and 92,181,750 issued and outstanding as of March 31, 2009 and December 31, 2008 respectively
	93,349	92,182
Additional paid-in capital	11,713,199	12,696,549
Retained earnings	1,997,421	3,686,087
Statutory reserves	348,309	348,309
Accumulated other comprehensive income	2,119,909	2,123,225

Total shareholders' equity	16,272,187	18,946,352

Total liabilities and shareholders' equity	$22,816,592	$21,105,793

See accompanying notes to condensed consolidated financial statements.

Sino Clean Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Other Comprehensive Income
(Unaudited)

	Three Months ended March 31,
	2009	2008
Revenue	$7,739,583	$2,485,128

Cost of goods sold	(5,348,107)	(1,684,679)

Gross profit	2,391,476	800,449

Selling expenses	3,559	2,405
General and administrative expenses	548,899	163,498

Income from operations	1,839,018	634,546

Other income (expense)
Interest expense	(485,747)
Expense related to escrow shares	(120,167)
Commission income	38,694	-
Rental income, net	-	53,719
Interest income	3,986	-
Change in fair value of warrants and embedded conversion feature	578,978	-
Other income	-	37,060

Total other income (expense)	15,744	90,779

Income before income taxes and minority interest	1,854,762	725,325

Provision for income taxes	289,286	46,083

Income before minority interest	1,565,476	679,242

Minority interest	-	(155,743)

Net income	1,565,476	523,499

Other comprehensive income
Foreign currency translation adjustment	(3,316)	488,058

Comprehensive income	$1,562,160	$1,011,557

Weight average number of shares
- Basic	92,194,711	84,681,750
- Diluted	92,751,232	84,681,750

Income per common share
- Basic	$0.02	$0.01
- Diluted	$0.02	$0.01

See accompanying notes to condensed consolidated financial statements.

Sino-Clean Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2009
(Unaudited)
						Accumulated
	Common stock		Additional			other
			paid-in	Statutory	Retained	comprehensive
	Shares	Amount	capital	reserves	earnings	income	Total

Balance, December 31, 2008	92,181,750	$92,182	$12,696,549	$348,309	$3,686,087	$2,123,225	$18,946,352
Cumulative effect of change in accounting principle-January 1, 2009 reclassification of embedded feature of equity based financial instruments to derivative liabilities	-	-	(1,335,650)	-	(3,254,142)	-	(4,589,792)
Fair value of shares issued to consultant	1,166,500	1,167	232,133	-	-	-	233,300
Expense related to escrow shares	-	-	120,167	-	-	-	120,167
Foreign currency translation gain	-	-	-	-	-	(3,316)	(3,316)
Net income	-	-	-	-	1,565,476	-	1,565,476

Balance, March 31, 2009	93,348,250	$93,349	$11,713,199	$348,309	$1,997,421	$2,119,909	$16,272,187

See accompanying notes to condensed consolidated financial statements.

Sino Clean Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$1,565,476	$523,499
Adjustments to reconcile net income to cash
provided by operating activities:
Minority interest	-	155,743
Depreciation and amortization	356,063	72,443
Amortization of deferred debt issuance costs	97,128	-
Amortization of convertible bonds	329,338	-
Expense related to escrow shares	120,167	-
Fair value of common stock issued for services	233,300	-
Gain from change in fair value of warrants and embedded conversion feature	(578,978)	-
Change in operating assets and liabilities
Accounts receivable	(874,993)	(1,165,463)
Deposits and prepayments	848,397	1,345,638
Other receivables	820	(52,454)
Assets on discontinued operation
Other receivables	-	141,795
Inventories	(97,682)	(32,049)
Accounts payable and accrued expenses	178,809	(97,704)
Taxes payables	261,239	26,372
Net cash provided from operating activities	2,439,084	917,820

Cash flows from investing activities:
Purchase of property, plant and equipment	-	(40,962)
Net cash used in investing activities	-	(40,962)

Cash flows from financing activities:
Payment of advances from director	(394,956)	(8,527)
Receipt of government grant	-	411,000
Net cash provided (used in) by financing activities	(394,956)	402,473

Effect of foreign currency translation	(523)	155,690

Net increase in cash and cash equivalents	2,043,605	1,435,021

Cash and cash equivalents, beginning of period	3,914,306	2,832,132

Cash and cash equivalents, end of period	$5,957,911	$4,267,153

Supplemental noncash investing and financing activities

Interest paid	$-	$-

Income taxes paid	$-	$-

Supplemental noncash investment and financing activities
Issuance of shares to consultant	$233,300	$-

Cumulative effect of change in accounting principle on convertible notes and warrants	$4,589,792	$-

See accompanying notes to the consolidated financial statements.

Sino Clean Energy, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2009

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

The Company’s operations are carried out by Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Suo’ang BST”), a PRC company which the Company controls, and Suo’ang BST’s subsidiary, Shaanxi Suo’ang New Energy Enterprise Co., Ltd. (“Suo’ang New Energy”). Suo’ang New Energy was formed with 80% of the registered capital, representing 80% of its equity interests, from Suo’ang BST, and the remaining 20% from a member of the Company’s board of directors. On June 30, 2008, the Company entered into a securities purchase agreement with the director and Suo’ang New Energy, pursuant to which the Company issued 7,500,000 common shares to the director in exchange for transferring his 20% equity interests of Suo’ang Energy to Hangson Limited (“Hangson”), a British Virgin Island company and the wholly-owned subsidiary of the Company (see Note 3).

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

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in accounting principle

On January 1, 2009, the Company adopted Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5).  The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments.  Under EITF 07-5, the Company determined the warrants and convertible debt issued on September 16, 2008 and September 19, 2008 contained re-set provisions that preclude them from being indexed to the Company’s own stock.  As a result, the warrants and embedded conversion feature previously classified in equity were reclassified to derivative liabilities (see Note 5).

Basis of presentation and consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC. The results of operations for interim periods are not necessarily indicative of the results expected for a full year or for any future period.

The consolidated financial statements include the financial statements of the Company, its wholly subsidiary Hangson, its VIE Suo’ang BST and Suo’ang BST’s subsidiary, Suo’ang New Energy.  Intercompany accounts and transactions have been eliminated in consolidation.

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

Sales are recognized in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Revenues are presented net of value added tax (“VAT”).  No return allowance is made as products are normally not returnable upon acceptance by the customers.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2009 (unaudited):

	Level 1	Level 2	Level 3	Total
Fair value of warrants and embedded derivatives	-	-	$4,010,814	$4,010,814

	-	-	$4,010,814	$4,010,814

See Notes 4 and 5 for more information on these financial instruments.

Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses both the Black-Scholes-Merton and Binomial option pricing models to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Income per common share

SFAS No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share calculation give effect to all potentially dilutive common shares outstanding during the period using the treasury stock method for warrants and options and the if-converted method for convertible debentures.

As of March 31, 2009, common stock equivalents were composed of options convertible into 100,000 shares of the Company's common stock, warrants convertible into 9,261,434 shares of the Company's common stock, and debentures convertible into 8,904,334 shares of the Company’s common stock. The conversion of the debentures into 8,904,344 shares of common stock has been excluded from the calculation of dilutive earnings per share, as the effects of such conversion would be anti-dilutive.  At March 31, 2008, the Company had no common stock equivalents outstanding.

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share.

	Three months ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Numerator
Net income	$1,565,476	$523,499

Denominator
Weighted average shares outstanding-basic	92,194,711	84,681,750
Effect of dilutive instruments:
Warrants	556,521	-
Weighted average shares outstanding-diluted	92,751,232	84,681,750

Foreign currency translation

The accompanying condensed consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rate as of balance sheet date. Income and expenditures are translated at the average exchange rate for the period.

	March 31, 2009	December 31, 2008	March 31, 2008
Period end RMB : US$ exchange rate	6.8359	6.8346	7.0175

Average period RMB : US$ exchange rate	6.8363	7.0671	7.1429

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Recently issued accounting pronouncements

In December 2007, Financial Accounting Standards Board (FASB) Statement 141R, “Business Combinations (revised 2007)” (SFAS 141R”) was issued.  SFAS 141R replaces SFAS 141 “Business Combinations”.  SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although SFAS 141R may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

In April 2008 the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FST 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although FSP 142-3 may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.	INVENTORIES

Inventories consist of the following at:

	March 31,	December 31,
	2009	2008
	(unaudited)
Raw materials	$119,023	$18,290
Packing materials	2,746	2,193
Finished goods	20,977	24,585

	$142,746	$45,068

Prepaid inventories

Buo'ang BST has a contract with a coal mine to deliver coal for use in the production of coal-water mixture. At times, Suo'ang BST may make payments in advance of delivery and accounts for these prepayments as prepaid inventory. The prepaid inventory is usually received within 48 hours of any prepayment. At March 31, 2009 and December 31, 2008, prepaid inventories totaled $1,996,046 and $1,996,584, respectively.

Commitments to purchase coal

In 2008, Suo'ang BST entered into a contract to purchase coal inventory with a supplier.  At March 31, 2009, Suo'ang BST’s commitment to purchase coal related to this contact is approximately $4,140,640.

4.	CONVERTIBLE NOTES

Convertible notes consist of the following at:
	March 31,	December 31,
	2009	2008
	(unaudited)
Convertible notes payable	$1,335,650	$1,335,650
Valuation discount	(622,822)	(952,160)
Convertible notes, net	$712,828	$383,490

On September 16, 2008 and September 19, 2008, the Company issued an aggregate of $1,335,650 of 18% convertible debentures (the “Debentures”) and issued warrants (the “Warrants”) to purchase up to 8,904,334 shares of common stock of the Company in a private placement. The Debentures bear interest at 18% per annum, mature in one year, are unsecured, and are personally guaranteed by the Company’s Chief Executive Officer. The holders of the Debentures have the right at any time to convert all or part of the outstanding principal amount of the Debentures and any accrued and unpaid interest into common shares of the Company at the then effective conversion price, initially set at $0.15 per share.

The initial conversion price is subject to adjustments should the Company issue more shares of common stock or securities convertible into common stock, including rights, options or warrants for common shares, for less than the initial conversion price and without offering the same to the investors in the transaction. In the case of adjustments, the conversion price shall be adjusted to the consideration received or receivable by the Company for each share of common stock issued or issuable, and is limited to a floor of $0.05 per share. If the Company completes a qualifying financing transaction (as defined in the Debentures) or listing of its common stock on a subsequent market (as defined in the Debentures) before the Debentures mature, all interests due under the Debentures will be waived and all outstanding principal will automatically convert into common shares (see Note 6).

The Warrants entitle the investors to purchase up to 8,904,334 shares of common stock (the “Warrant Shares”) in the aggregate. The Warrants have an initial exercise price of $0.15 per share, subject to adjustments and limited to no lower than $0.05 per share. The Warrants are exercisable three years from the date issued. 25% of the Warrant Shares vested immediately, and 5% of the Warrant Shares vest monthly beginning on October 31, 2008 until the earlier of the completion of a qualifying financing transaction, the listing of the Company’s common stock on a subsequent market, or 100% vesting of the Warrants.

The 8,904,334 warrants were valued at $1,501,555 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 1.6% to 2%; dividend yield of 0%; volatility factors of 86.6% to 91.7%; and an expected life of three years (statutory term). The Company also determined that the Debentures contained a beneficial conversion feature of $1,667,752. The value of the Debentures and conversion option are considered as debt discount. Pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features”, total recorded debt discount cannot be greater than the face amount of the notes issued. Accordingly, the Company recorded a discount of $1,335,650 which is being amortized over the life of the Debentures on the effective interest method. At December 31, 2008, the unamortized balance of the discount is $952,160 and is offset against the Debentures’ aggregate principal balance of $1,335,650. For the three month period ended March 31, 2009, $333,913 of discount amortization is included in interest expense. At March 31, 2009, the unamortized balance of the discount is $622,828 and is offset against the Debentures’ aggregate principal balance of $1,335,650. At March 31, 2008, there was no debt discount recorded.

The Company incurred cost of $357,753 directly associated with the issuance of the Debentures. The Company also issued warrants to purchase 357,100 shares of common stock as finder’s fee, exercisable for two years at $0.25 per share, which vested immediately on the issuance date. The 357,100 warrants were valued at $30,759 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 1.6% to 2%; dividend yield of 0%; volatility factors of 86.6% to 91.7%; and an expected life of two years (statutory term). The costs directly associated with the issuance of the Debentures and the fair value of the warrants issued for finder’s fee total $388,512 and have been recorded by the Company as debt issuance costs. These costs are capitalized and are being amortized over the term of the Debentures. The unamortized balance at December 31, 2008 was $274,278. For the period ended March 31, 2009, amortization charged to interest expense was $97,128, and the unamortized balance at March 31, 2009 was $177,150. At March 31, 2008, there were no debt issuance costs recorded.

As further described in Note 6, EITF 07-05 became effective January 1, 2009.  In connection with its implementation, the Company was required to classify the conversion feature of the Debentures and the related warrants to liabilities.

Escrow shares related to convertible note transaction

In connection with the issuance of the Debentures and Warrants, the Company’s Chief Executive Officer entered into an escrow agreement pursuant to which he transferred 4,452,168 shares of the Company’s common stock owned by him into an escrow account for the benefit of the investors as a guarantee of the Company meeting certain performance targets. Pursuant to the escrow agreement, the Chief Executive Officer agreed to transfer 50% of the escrowed shares to the holders of the Debentures if the Company did not meet its performance targets for the year ended December 31, 2008. The remaining 50% of the escrowed shares will be transferred to the holders of the Debentures if the Company does not meet its performance targets for the year ended December 31, 2009. The performance target for 2008 was the achievement of net income and cash flow (as defined in the Debentures) of at least $3,500,000. The performance target for the 2009 is the achievement of net income and cash flow (as defined in the Debentures) of at least $6,000,000. The escrowed shares revert back to the Chief Executive Officer if the Company meets its performance targets.

The Company considered the guidance in paragraph 11 of SFAS 123(R) and SAB Topic 5:T in determining whether the escrow agreement represents a compensatory arrangement that is, in substance, a capital contribution of common shares by the Chief Executive Officer and then a share-based payment to him for services rendered. The agreement to release the shares from escrow upon the achievement of certain criteria was presumed to be a separate compensatory arrangement between the Company and the Chief Executive Officer. As such, the Company valued the escrowed shares as if the Chief Executive Officer had provided the Company an option to acquire these shares. The aggregate value of the 4,452,168 shares was valued at $1,157,132 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 1.6% to 2%; dividend yield of 0%; volatility factors of 86.6% to 91.7%; and an expected life of 3 months (for 2008) and 15 months (for 2009).  For the three months ended March 31, 2009, the Company recognized $120,167 of expense related to the escrow shares.  For the three months ended March 31, 2008, there was no escrow share expense recorded.

5.	DERIVATIVE LIABILITY

In June 2008, the FASB finalized Emerging Issues Task Force (“EITF”) 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” Under EITF 07-05, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The conversion feature of the Company’s Debentures (described in Note 5), and the related warrants, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the note holders from the potential dilution associated with future financings.  In accordance with EITF 07-05, the conversion feature of the notes was separated from the host contract (i.e., the notes) and recognized as an embedded derivative instrument.  Both the conversion feature of the notes and the warrants have been re-characterized as derivative liabilities.  SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using both the Black-Scholes-Merton and Binomial valuation techniques with the following assumptions:

	March 31, 2009	December 31, 2008	September 16, 2008 and September 19, 2008
Conversion feature:
Risk-free interest rate	1.58%	0.33%	1.61%
Expected volatility	147.84%	152.26%	91.68%
Expected life (in years)	0.5 years	0.7 year	1.0 year
Expected dividend yield	0	0	0

Warrants:
Risk-free interest rate	1.58%	0.33%	2.21%
Expected volatility	147.84%	152.26%	91.68%
Expected life (in years)	2.2 years	2.7 years	3.0 years
Expected dividend yield	0	0	0

Fair Value:
Conversion feature	$2,668,843	$2,899,790	$2,878,739
Warrants	$1,341,971	$1,690,002	$1,501,555
	$4,010,814	$4,589,792	$4,380,294

The risk-free interest rate was based on rates established by the Federal Reserve.  The company uses the volatility of five comparable guideline companies to estimate volatility for its common stock.  The expected life of the conversion feature of the notes was based on the term of the notes and the expected life of the warrants was determined by the expiration date of the warrants.  The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

EITF 07-05 was implemented in the first quarter of 2009 and is reported as a cumulative change in accounting principles.  The cumulative effect on the accounting for the conversion feature of the notes and the warrants at January 1, 2009 is as follows:

Derivative Instrument:	Additional Paid-in Capital	Retained Earnings	Derivative Liability
Conversion feature	$1,335,650	-	$1,335,650
Warrants	-	$3,254,142	$3,254,142
	$1,335,650	$3,254,142	$4,589,792

The warrants were originally recorded at their relative fair value as an increase in additional paid-in capital.  The change in the accumulated deficit includes gains resulting from decreases in the fair value of the derivative liabilities through December 31, 2008.  The derivative liability amounts reflect the fair value of each derivative instrument as of the January 1, 2009 date of implementation.

On March 31, 2009, the Company measured the fair value of the warrants and conversion feature and recorded $578,978 as a change in fair value of the liabilities in the accompanying condensed consolidated financial statements for the three months ended March 31, 2009.  At March 31, 2008, no derivative instruments were recorded.

6.	COMMON STOCK

During the three months ended March 31, 2009, the Company issued 1,166,500 shares of common stock in exchange for services valued at $233,300, based on the closing price of the Company’s stock on the date of issuance.

7.	WARRANTS AND OPTIONS

At March 31, 2009, outstanding warrants and options were as follows:

	Number of Shares under Warrants and Options	Weighted Average Exercise Price

Warrants and options outstanding at January 1, 2009	9,361,434	$0.15
Warrants and options granted	-	-
Warrants and options expired	-	-

Warrants and options outstanding at March 31, 2009	9,361,434	$0.15

The following table summarizes information about warrants and options outstanding at March 31, 2009:

Outstanding Warrants and Options			Exercisable Warrants and Options
Exercise price	Number of shares under warrants and options	Weighted average remaining contractual life (years)	Number of shares under warrants and options exercisable	Weighted average exercise price
$0.15	8,904,334	2.6	3,561,734	$0.15
$0.25	357,100	1.6	357,100	$0.25
$0.24	100,000	1.7	100,000	$0.24

$0.15	9,361,434		4,018,834	$0.15

At March 31, 2009, the aggregate intrinsic value of the warrants and options outstanding and exercisable was $1,481,851 and $621,692, respectively.

8.             RELATED PARTY TRANSACTIONS

Due to directors

Amounts due to directors at March 31, 2009 and December 31, 2008 consisted of the following:
	March 31,	December 31,
	2009	2008
Due to:	(unaudited)
Mr. Peng Zhou	$-	$395,049
Mr. Baowen Ren	70,000	70,000

	$70,000	$465,049

Amounts due to directors are non-interest bearing, unsecured, and due on demand.

9.	SUBSEQUENT EVENTS

Subsequent to March 31, 2009, the Company issued 1,166,500 shares of its common stock to an independent consultant for consulting and advisory services. The fair value of these shares of $221,635 will be recognized as expense in the second quarter of 2009.

On May 6, 2009, $200,000 of convertible notes that the Company issued in September 2008 were converted into 1,333,333 shares of the Company’s common stock.

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

In this Form 10-Q, references to “we”, “our”, “us”, the “Company” or the “Registrant” refer to Sino Clean Energy Inc., a Nevada corporation, and its subsidiaries and affiliated companies.

Overview

Sino Clean Energy Inc. is a holding company incorporated in Nevada that, through its wholly owned subsidiary Hangson Limited (“Hangson”), a British Virgin Islands company, and its variable interest entity (“VIE”) Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Suo’ang BST”) researches, develops, produces and sells coal water mixture (“CWM”), a fuel substitute for oil, gas and coal in the People’s Republic of China (“PRC” or “China”).  Suo’ang BST operates the CWM business through its subsidiary, Shaanxi Suo’ang New Energy Enterprise Co., Ltd. (“Suo’ang New Energy”). We control Suo’ang BST and Suo’ang New Energy through contractual arrangements between Hangson and Suo’ang BST. These contractual arrangements enable Hangson to control and receive the profits of Suo’ang BST. Other than our interests in the contractual arrangements with Suo’ang BST, neither we nor our subsidiary have any equity interests in Suo’ang BST. Hangson does own a 20% minority interest in Suo'ang New Energy.

Our CWM production plant is located in the city of Tongchuan, north of Xi’an, the ancient capital of China and the provincial capital of Shaanxi Province. The plant presently has an annual production capacity of 350,000 metric tons (“tonnes”). CWM is sold and distributed directly to our customers, all of whom are in Shaanxi Province. Suo’ang New Energy also acts as an agent for Qingdao Haizhong Industry Inc., an unrelated third-party manufacturer of boilers that are compatible with our CWM, and receives commission for sales of such boilers.

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Revenue recognition

Sales are recognized in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Revenues are presented net of value added tax (“VAT”).  No return allowance is made as products are normally not returnable upon acceptance by the customers.

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

Recently issued accounting pronouncements

On January 1, 2009, the Company adopted Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5).  The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments.  Under EITF 07-5, the Company determined the warrants and convertible debt issued on September 16, 2008 and September 19, 2008 contained re-set provisions that preclude them from being indexed to the Company’s own stock.  As a result, the warrants and embedded conversion feature previously classified in equity were reclassified to derivative liabilities.

In December 2007, Financial Accounting Standards Board (FASB) Statement 141R, “Business Combinations (revised 2007)” (SFAS 141R”) was issued.  SFAS 141R replaces SFAS 141 “Business Combinations”.  SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although SFAS 141R may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

In April 2008 the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FST 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although FSP 142-3 may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Results of Operations

Three month period ended March 31, 2009 as compared to three month period ended March 31, 2008

Revenue. During the three-month period ended March 31, 2009, we had revenues from sales of our coal water mixture of $7,739,583 as compared to revenues of $2,485,128 during the three-month period ended March 31, 2008, an increase of 212%.   This increase is mainly attributable to an increase in revenues and the number of customers, from 5 customers for the three months ended March 31, 2008, to 16 customers for the same period in 2009.

Cost of Goods Sold. Cost of goods sold, consisting of raw materials, direct labor and manufacturing overhead, depreciation of plant and machinery, was $5,348,107 for the three-month period ended March 31, 2009, as compared to $1,684,679 for the same period of 2008, an increase of 217%. The increase in cost of sales sold is in line with our increase in sales.

Selling Expenses. Selling expenses totaled $3,559 for the three-month period ended March 31, 2009, as compared to $2,405 for the three-month period ended March 31, 2008, an increase of 48%.  This increase in selling expenses is mainly due to increase in salary expenses.

General and Administrative Expenses. General and administrative expenses totaled $548,899 for the three-month period ended March 31, 2009, as compared to $163,498 for the three-month period ended March 31, 2008.  This increase was primarily caused by expenses associated with stock issuance to a consultant of the Company.

Other Income. Other income totaled $15,744 for the three-month period ended March 31, 2009, as compared to other income $90,779 for the three-month period ended March 31, 2008, primarily caused by interest expenses and change in fair value of derivative liabilities associated with our financing transaction in September 2008. On January 1, 2009, the Company adopted Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (EITF 07-5). As a result, warrants and embedded conversion feature previously classified in equity were reclassified to derivative liabilities. During the three months ended March 31, 2009, the Company recorded a gain from change in the fair value of warrants and embedded conversion feature derivative liabilities of $578,978, which was included in other income.

Net Income. We had net income of $1,565,476 for the three-month period ended March 31, 2009, as compared to net income of $523,499 for the same period in 2008.  The increase in net income is primarily attributable to the increase in sales in the first three months of 2009.

Liquidity and Capital Resources

For the three-month period ended March 31, 2009, we generated $2,439,084 from operating activities, as compared to $917,820 that we generated from operating activities for the three-month period ended March 31, 2008.  This increase is primarily due to the increase in sales proceeds.

For the three-month period ended March 31, 2009, we did not use any cash in investing activities, as we did not make any property, plant or equipment purchase during the period, compared to $40,962 that we used in investing activities for the three-month period ended March 31, 2008.

For the three-month period ended March 31, 2009, we used $394,956 in financing activities, primarily to pay back advances from one of our directors for our operations, as compared to $402,473 that we generated from financing activities during the three-month period ended March 31, 2008, mainly from a government grant that we received.

As of March 31, 2009, we had cash and cash equivalents of $5,957,911.  Our total current assets were $11,036,945 and our total current liabilities were $6,544,405, which resulted in a net working capital of $4,492,540.

In September 2008, we sold to several institutional and accredited investors $1.3 million in aggregate principal amount of 18% convertible debentures due September 2009, and warrants to purchase up to 8,904,334 shares of common stock, in a private placement pursuant to Regulation D and Regulation S under the Securities Act of 1933.

We had capital expenditure commitments outstanding as of March 31, 2009 in the amount of $279,193 in relation to the purchase of machinery.

We believe that we have sufficient cash flow to meet our obligations on a timely basis in the foreseeable future.

Contractual Obligations

We have certain commitments that include future payments. We have presented below a summary in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

Payments Due by Period

	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual obligations:
Operating Leases	$37,051	$ 32,662	$4,389	-	-
Coal inventory purchase agreement	$4,140,640	4,140,640	-	-	-
Debt repayment and interest on debt	$1,335,650	1,335,650	-	-	-
Total contractual obligations:	$5,513,341	$ 5,508,952	$4,389	-	-

Operating lease amounts include minimum lease payments under our non-cancelable operating leases for office premises.  The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three-month period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

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

Our business is currently dependent on a relatively limited number of customers.

While only one customer accounted for 10% or more of our total sales for the three months ended March 31, 2009, our total number of customers is still relatively limited, and any adverse developments to any one of their business operations could have an adverse impact on our results of operations.

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

Mr. Baowen Ren, our Chief Executive Officer, is also the Chairman of Suo’ang BST and Suo’ang New Energy. Mr. Peng Zhou, who is Suo’ang New Energy’s director, is a member of our board of directors. Conflicts of interests between their respective duties to our Company and Suo’ang BST may arise. As our directors and executive officer (in the case of Mr. Ren), they have a duty of loyalty and care to us under U.S. and British Virgin Islands laws when there are any potential conflicts of interests between our company and Suo’ang BST. We cannot assure you, however, that when conflicts of interest arise, each of them will act completely in our interests or that conflicts of interests will be resolved in our favor. For example, they may determine that it is in Suo’ang BST’s interests to sever the contractual arrangements with Hangson, irrespective of the effect such action may have on us. In addition, any one of them could violate his legal duties by diverting business opportunities from us to others, thereby affecting the amount of payment Suo’ang BST is obligated to remit to us under the consulting services agreement.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2009, we issued 1,166,500 shares of restricted common stock to an independent consultant that we engaged for consultation and advisory services relating to investor relation.

Recent Developments

On April 1, 2009, we issued an additional 1,166,500 shares of restricted common stock to the same consultant.

Item 3.   Defaults upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Securities Holders.

None

Item 5.   Other Information.

None

Item 6.   Exhibits.

EXHIBIT INDEX
Exhibit Number	Description
2.1	Share Exchange Agreement by and between Endo Networks, Inc. (“Endo”), the Majority Shareholders of Endo, Hangson Ltd. (“Hangson”) and the Shareholders of Hangson dated October 18, 2006 (1)
3.1	Articles of Incorporation of Endo Networks, Inc., a Nevada corporation, as amended. (3)
3.2	Bylaws of Endo (3)
3.3	Text of Amendment to the Bylaws (4)
3.4	Articles of Merger filed with the Secretary of State of Nevada with an effective date of August 15, 2007 (6)
4.1	Form of Registrant’s 18% Secured Convertible Debenture (8)
4.2	Form of Registrant’s Warrant (8)
4.3	Form of Warrant issued to Ancora Securities, Inc. (8)
4.4	Non-statutory Stock Option Agreement by and between Registrant and Hon Wan Chan dated December 15, 2008 (10)
10.1	Asset and Share Purchase Agreement by and between Registrant and Peter B. Day (for Endo Canada) (2)
10.2	Securities Purchase Agreement by and among Registrant, Peng Zhou and Shaanxi Suo’ang New Energy Enterprise Co., Ltd. dated June 30, 2008 (7)
10.3	Securities Purchase Agreement by and among Registrant and two institutional and accredited investors dated September 16, 2008 (8)
10.4	Securities Purchase Agreement by and among Registrant and four institutional and accredited investors dated September 19, 2008 (9)
10.5	Employment Agreement by and between Registrant and Hon Wan Chan dated December 15, 2008 (10)
10.6	Form of Director Offer Letter (10)
10.7	Indemnity Agreement by and between Registrant and Bennet P. Tchaikovsky dated December 15, 2008 (10)
10.8	Form of Exchange and Amendment Agreement by and among Registrant and six institutional and accredited investors (11)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
99.1	Consulting Services Agreement by and between Hangson and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Suo’ang BST”) dated August 18, 2006 (3)
99.2	Equity Pledge Agreement by and among Hangson, Suo’ang BST and Suo’ang BST’s Majority Shareholders dated August 18, 2006 (3)
99.3	Operating Agreement by and among Hangson, Suo’ang BST and Suo’ang BST’s Majority Shareholders dated August 18, 2006 (3)
99.4	Proxy Agreement by and between Hangson and Suo’ang BST’s Majority Shareholders dated August 18, 2006 (3)
99.5	Option Agreement between Hangson and Suo’ang BST’s Majority Shareholders dated August 18, 2006 (3)
99.6	Agreement by and between Suo’ang BST and Hanzhong Si Xiong Ke Chuang Business Co. Ltd. (“Hangzhong”) (3)
99.7	Supplementary Agreement by and between Suo’ang BST and Hanzhong dated March 25, 2007 (5)
99.8	Contract for Technology Transfer between Suo’ang BST and HanZhongWeiDa Commercial Company Limited (“HangZhongWeiDa”) dated December 25, 2006 (5)
99.9	Contract for Technology Transfer between Suo’ang BST and HanZhongWeiDa dated January 10, 2007 (5)
____________
* Filed herewith
(1)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2006 and incorporated herein by reference.

(2)	Filed as Exhibit A of Registrant’s Schedule 14A filed with the SEC on August 8, 2006 and incorporated herein by reference.
(3)	Filed as Exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2006 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006 and incorporated herein by reference.
(5)	Filed as Exhibits to the Registrant’s Annual Report on Form 10-KSB filed with the SEC on May 3, 2007 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2007 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2008 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2008 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2008 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2008 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2009 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO CLEAN ENERGY INC. (Registrant)

Date: May 15, 2009	By:	/s/ Baowen Ren
Baowen Ren Chief Executive Officer

Date: May 15, 2009	By:	/s/ Hon Wan Chan
Hon Wan Chan Chief Financial Officer