Form 10-Q
period 2009-06-30
Sino Clean Energy Inc
filed 2009-08-14
CIK 1120096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: June 30, 2009

Or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from ______________ to _______________

Commission File Number: 000-51753

SINO CLEAN ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	75-2882833
(State or other jurisdiction of incorporation of origination)	(I.R.S. Employer Identification Number)

Room 1605, Suite B, Zhengxin Building No. 5 Gaoxin 1st Road, Gao Xin District Xi’an, Shaanxi Province People’s Republic of China	N/A
(Address of principal executive offices)	(Zip code)

(8629) 8406-7376
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 101,261,786 issued and outstanding as of August 13, 2009.

Transitional Small Business Disclosure Form (Check one): Yes ☒ No ☐

TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR SIX MONTHS ENDED JUNE 30, 2009

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Sino Clean Energy Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,351,117	$3,914,306
Accounts receivable, net	2,113,857	899,629
Inventories	212,584	45,068
Prepaid inventories	1,177,530	1,996,584
Prepaid expenses	25,964	86,958
Refundable advance	-	731,861
Government grant receivable	-	146,314
Other receivables	23,438	16,986
Land use right - current portion	38,719	38,703

Total current assets	12,943,209	7,876,409

Property, plant and equipment, net of accumulated depreciation and amortization of $837,564 and $491,247, respectively	8,704,176	9,394,416
Land use right - non current portion	1,785,630	1,804,277
Prepayments and deposits	946,515	994,395
Goodwill	762,018	762,018
Deferred debt issuance costs, net of accumulated amortization of $331,336 and $114,233, respectively	107,586	274,278

Total assets	$25,249,134	$21,105,793

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Convertible notes, net	$736,515	$383,490
Accounts payable and accrued expenses	1,463,595	1,004,999
Taxes payable	561,155	305,903
Amount due to directors	70,000	465,049
Fair value of warrants and embedded conversion feature	4,801,522	-

Total current liabilities	7,632,787	2,159,441

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 200,000,000 shares authorized, 97,181,416 and 92,181,750 issued and outstanding as of June 30, 2009 and December 31, 2008 respectively	97,181	92,182
Additional paid-in capital	12,499,688	12,696,549
Retained earnings	2,539,250	3,686,087
Statutory reserves	348,309	348,309
Accumulated other comprehensive income	2,131,919	2,123,225

Total shareholders' equity	17,616,347	18,946,352

Total liabilities and shareholders' equity	$25,249,134	$21,105,793

See accompanying notes to condensed consolidated financial statements.

Sino Clean Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Other Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue	$8,161,903	$3,251,224	$15,901,486	$5,736,352

Cost of goods sold	(5,534,929)	(2,245,700)	(10,883,036)	(3,930,379)

Gross profit	2,626,974	1,005,524	5,018,450	1,805,973

Selling, general and administrative expenses	434,673	224,666	987,131	390,569

Income from operations	2,192,301	780,858	4,031,319	1,415,404

Other income (expense)
Interest expense	(596,098)		(1,081,845)	-
Expense related to escrow shares	(120,166)		(240,333)	-
Commission income	152,597	144,875	191,291	144,875
Rental income, net	-	25,894	-	79,613
Interest income	7,285	11,511	11,271	11,511
Extinguishment of derivative liability	989,260		989,260
Change in fair value of warrants and conversion feature	(1,779,968)		(1,200,990)	-
Other	-	(10,217)	-	26,843
Gain on disposal of property	-	33,000	-	33,000

Total other income (expense)	(1,347,090)	205,063	(1,331,346)	295,842

Income before income taxes and noncontrolling interest	845,211	985,921	2,699,973	1,711,246

Provision (benefit) for income taxes	303,382	(21,375)	592,668	24,708

Income before noncontrolling interest	541,829	1,007,296	2,107,305	1,686,538

Income attributable to noncontrolling interest	-	(195,406)	-	(351,149)

Net income	541,829	811,890	2,107,305	1,335,389

Other comprehensive income
Foreign currency translation adjustment	12,010	322,619	8,694	810,677

Comprehensive income	$553,839	$1,134,509	$2,115,999	$2,146,066

Weight average number of shares
- Basic	95,320,611	84,764,168	93,766,296	84,723,186
- Diluted	99,109,256	84,764,168	98,067,546	84,723,186

Income per common share
- Basic	$0.01	$0.01	$0.02	$0.02
- Diluted	$0.01	$0.01	$0.02	$0.02

See accompanying notes to condensed consolidated financial statements.

Sino-Clean Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the six months ended June 30, 2009
(Unaudited)

						Accumulated
	Common stock		Additional			other
			paid-in	Statutory	Retained	comprehensive
	Shares	Amount	capital	reserves	earnings	income	Total

Balance, December 31, 2008, as previously reported	92,181,750	$92,182	$12,696,549	$348,309	$3,686,087	$2,123,225	$18,946,352
Cumulative effect of change in accounting principle upon adoption of EITF 07-5 on January 1, 2009, reclassification of warrants and conversion feature to derivative liability	-	-	(1,335,650)	-	(3,254,142)	-	(4,589,792)
Balance, January 1, 2009, as adjusted	92,181,750	92,182	11,360,899	348,309	431,945	2,123,225	14,356,560
Fair value of shares issued for services	2,333,000	2,333	452,602	-	-	-	454,935
Common stock issued upon conversion of convertible notes and accrued interest	2,666,666	2,666	445,854	-	-	-	448,520
Expense related to escrow shares	-	-	240,333	-	-	-	240,333
Foreign currency translation gain	-	-	-	-	-	8,694	8,694
Net income	-	-	-	-	2,107,305	-	2,107,305

Balance, June 30, 2009	97,181,416	$97,181	$12,499,688	$348,309	$2,539,250	$2,131,919	$17,616,347

See accompanying notes to condensed consolidated financial statements.

Sino Clean Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$2,107,305	$1,335,149
Adjustments to reconcile net income to cash provided by operating activities:
Noncontrolling interest	-	351,149
Depreciation and amortization	713,062	116,610
Gain on disposal of property	-	(33,000)
Amortization of deferred debt issuance costs	217,102	-
Amortization of discount on convertible notes	753,025	-
Expense related to escrow shares	240,333	-
Fair value of shares issued for services	454,935	-
Change in fair value of warrants and conversion feature	1,200,990	-
Extinguishment of derivative liability	(989,260)
Change in operating assets and liabilities
Accounts receivable	(1,213,446)	(2,249,291)
Inventories	(167,440)	(31,822)
Prepaid inventories	819,974	305,643
Prepaid expenses	60,994	136,154
Refundable advance	731,861	-
Government grant receivable	146,314	411,000
Other receivables	(6,444)	145,922
Accounts payable and accrued expenses	429,654	67,979
Taxes payables	255,041	175,690
Assets on discontinued operation
Other receivables	-	141,795
Net cash provided from operating activities	5,754,000	872,978

Cash flows from investing activities:
Prepayments and deposits	47,880	(201,022)
Purchase of property, plant and equipment	-	(41,389)
Net cash provided by (used in) investing activities	47,880	(242,411)

Cash flows from financing activities:
Repayment of amount due to directors	(395,066)	(8,527)
Proceeds from disposal of property	-	1,055,532
Net cash provided by financing activities	(395,066)	1,047,005

(Continued)

Sino Clean Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six months ended June 30,
	2009	2008
Effect of foreign currency translation	$29,997	$199,684

Net increase in cash and cash equivalents	5,436,811	1,877,256

Cash and cash equivalents, beginning of period	3,914,306	2,832,132

Cash and cash equivalents, end of period	$9,351,117	$4,709,388

Supplemental noncash investing and financing activities

Interest paid	$-	$-

Income taxes paid	$406,427	$-

Supplemental noncash investment and financing activities
Issuance of shares upon conversion of convertible notes and accrued interest	$448,520	$-
Issuance of shares in exchange of equity interest	$-	$1,148,851
Cumulative effect of change in accounting principle upon adoption of EITF 07-5 on January 1, 2009, reclassification of warrants and conversion feature to derivative liability	$4,589,792	$-

See accompanying notes to the consolidated financial statements.

Sino Clean Energy, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2009
(Unaudited)

1.     ORGANZATION AND BUSINESS ACTIVITIES

Sino Clean Energy, Inc. (“Sino Clean” or the “Company”) was originally incorporated in Texas as “Discount Mortgage Services, Inc.” on July 11, 2000. In November 2001, the Company changed its name to Endo Networks, Inc. and was redomiciled to the State of Nevada in December 2002. On January 4, 2007, the Company changed its name to “China West Coal Energy Inc.” Further on August 15, 2007, the Company changed its name to “Sino Clean Energy Inc.” The Company engages in research, development, production, marketing and sales of coal-water mixture (“CWM”), a coal-based fuel substitute for coal, oil and gas. All current operations of the Company are in Shaanxi Province, People’s Republic of China (the “PRC” or “China”).

The Company’s operations are carried out by Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Suo’ang BST”), a PRC company which the Company controls, and Suo’ang BST’s subsidiary, Shaanxi Suo’ang New Energy Enterprise Co., Ltd. (“Suo’ang New Energy”). Suo’ang New Energy was formed with 80% of the registered capital, representing 80% of its equity interests, from Suo’ang BST, and the remaining 20% from a member of the Company’s board of directors. On June 30, 2008, the Company entered into a securities purchase agreement with the director and Suo’ang New Energy, pursuant to which the Company issued 7,500,000 common shares to the director in exchange for transferring his 20% equity interests of Suo’ang Energy to Hangson Limited, a British Virgin Island company and the wholly-owned subsidiary of the Company (see Note 3).

The Company controls Suo’ang BST through a series of contractual arrangements originally between Suo’ang BST and Hangson.  On June 30, 2009, the Company entered into a series of agreements transferring all of the rights and obligations of Hangson under the contractual arrangements to Suoke Clean Energy (Tongchuan) Co., Ltd. (“Suoke Clean Energy”), a PRC limited liability company and a wholly owned subsidiary of Wiscon Holdings Limited (“Wiscon”), a Hong Kong company.  Wiscon is a wholly owned subsidiary of Hangson.  As a result of these contractual arrangements, which obligates Suoke Clean Energy to absorb a majority of the risk of loss from the activities of Suo’ang BST and enables Suoke Clean Energy to receive a majority of its expected residual returns, the Company accounts for Suo’ang BST as a variable interest entity (“VIE”) under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” Accordingly, the Company consolidates the results, assets and liabilities of Suo’ang BST.

Wiscon was incorporated on September 4, 2006, and Hangson acquired all of its issued and outstanding equity interest on June 30, 2009. Suoke Clean Energy was established by Wiscon on June 25, 2009, with registered capital of $6,000,000, of which $3,000,000 has been invested and the balance to be invested on or before June 24, 2011. Subsequent to June 30, 2009, $3,000,000 was injected into Suoke Clean Energy.

Hereinafter, Sino Clean, Hangson, Wiscon, Suoke CE, Suo’ang BST and Suo’ang New Energy are sometimes collectively referred to as the “Company.”

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in accounting principle

On January 1, 2009, the Company adopted Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments. Under EITF 07-5, the Company determined the warrants and convertible debt issued on September 16, 2008 and September 19, 2008 contained re-set provisions that preclude them from being indexed to the Company’s own stock. As a result, the warrants and conversion feature previously classified in equity were reclassified to derivative liabilities (see Note 5).

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

The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries Hangson, Wiscon and Suoke Clean Energy, and its VIE Suo’ang BST and Suo’ang BST’s subsidiary, Suo’ang New Energy.  Intercompany accounts and transactions have been eliminated in consolidation.

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

Sales are recognized in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Revenues are presented net of value added tax (“VAT”). In our revenue arrangements, physical delivery is the point in time when customer acceptance occurs since title and risk of loss are transferred to the customer.  No return allowance is made as products are normally not returnable upon acceptance by the customers.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2009 (unaudited):

	Level 1	Level 2	Level 3	Total
Fair value of warrants and conversion feature derivative liability	-	-	$4,801,522	$4,801,522

	-	-	$4,801,522	$4,801,522

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

As of June 30, 2009, common stock equivalents were composed of options convertible into 100,000 shares of the Company's common stock, warrants convertible into 9,261,434 shares of the Company's common stock, and debentures convertible into 8,904,334 shares of the Company’s common stock. The conversion of the debentures into 8,904,344 shares of common stock has been excluded from the calculation of dilutive earnings per share, as the effects of such conversion would be anti-dilutive. At June 30, 2008, the Company had no common stock equivalents outstanding.

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share.

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Numerator
Net income	$541,829	$811,890	$2,107,305	$1,335,389

Denominator
Weighted average shares outstanding-basic	95,320,611	84,764,168	93,766,296	84,723,186
Effect of dilutive instruments:
Warrants and options	3,788,646	-	4,301,250	-
Weighted average shares outstanding-diluted	99,108,256	84,764,168	98,067,546	84,723,186

Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rate as of balance sheet date. Income and expenditures are translated at the average exchange rate of the period.

	June 30, 2009	December 31, 2008	June 30, 2008
Period end RMB : US$ exchange rate	6.8319	6.8346	6.8591

Average period RMB : US$ exchange rate	6.8343	7.0671	7.0819

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Reclassifications

In presenting the Company’s consolidated balance sheet at December 31, 2008, and statement of cash flows for the six months ended June 30, 2008, the Company presented $994,395 of prepayments and other deposits as current assets and their cash flows of $201,022 as operating cash flows.  In presenting the Company’s consolidated balance sheet at June 30, 2009, and statement of cash flows for the six month ended June 30, 2009, the Company has reclassified the prepayments and other deposits as long term assets and their cash flows as investing cash flows.

In presenting the Company’s consolidated balance sheet at December 31, 2008, the Company presented $731,861 refundable advance receivable as a prepayment and other deposit.  In presenting the Company’s consolidated balance sheet at June 30, 2009, the Company has reclassified the balance of $731,861 to refundable advance.

In presenting the Company’s consolidated statement of cash flows for the six months ended June 30, 2008, the Company presented the classification of government grant receivable of $411,000 as financing cash flows.  In presenting the Company’s statement of cash flows for the six months ended June 30, 2009, the Company has reclassified the government grant receivable as operating cash flows.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. (FIN) 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after Nov. 15, 2009.  The Company is currently evaluating the impact of adopting this statement on the consolidated financial statements.

On June 29, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which authorized the Codification as the sole source for authoritative U.S. GAAP.   SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.      INVENTORIES

Inventories consist of the following at:

	June 30,	December 31,
	2009	2008
Raw materials	$186,430	$18,290
Packing materials	2,585	2,193
Finished goods	23,569	24,585
	$212,584	$45,068

Prepaid Inventories

The Company's VIE, Suo’ang BST has a contract with a coal mine to deliver coal for use in the production of coal-water mixture. At times, Suo’ang BST may make payments in advance of delivery and accounts for these prepayments as prepaid inventory. The prepaid inventory is usually received within 48 hours of any prepayment. At June 30, 2009 and December 31, 2008, prepaid inventories totaled $1,177,530 and $1,996,584, respectively.

4.     CONVERTIBLE NOTES

Convertible notes consist of the following at:

	June 30,	December 31,
	2009	2008
Convertible notes payable	$935,650	$1,335,650
Valuation discount	(199,135)	(952,160)
Convertible notes, net	$736,515	$383,490

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

The Warrants entitle the investors to purchase up to 8,904,334 shares of common stock (the “Warrant Shares”) in the aggregate. The Warrants have an initial exercise price of $0.15 per share, subject to adjustments and limited to no lower than $0.05 per share. The Warrants are exercisable for three years from the date issued. 25% of the Warrant Shares vested immediately, and 5% of the Warrant Shares vest monthly beginning on October 31, 2008 until the earlier of the completion of a qualifying financing transaction, the listing of the Company’s common stock on a subsequent market, the payment in full of the Debentures, or 100% vesting of the Warrants.

The 8,904,334 Warrants were valued at $2,418,685 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 0.62% to 1.21%; dividend yield of 0%; volatility factors of 94.67% to 99.91%; and an expected life of three years (statutory term). The Company also determined that the Debentures contained a beneficial conversion feature of $1,667,752. The value of the Debentures and conversion option are considered as debt discount. Pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features”, total recorded debt discount cannot be greater than the face amount of the notes issued. Accordingly, the Company recorded a discount of $1,335,650 which is being amortized over the life of the Debentures on the effective interest method. For the year ended December 31, 2008, $383,490 of discount amortization is included in interest expense. At December 31, 2008, the unamortized balance of the discount was $952,160 and was offset against the Debentures’ aggregate principal balance of $1,335,650. For the six months period ended June 30, 2009, $753,025 of discount amortization is included in interest expense. At June 30, 2009, the unamortized balance of the discount is $199,135 and is offset against the Debentures’ aggregate principal balance of $935,650. At June 30, 2008, there was no debt discount recorded.

The Company incurred cost of $357,753 directly associated with the issuance of the Debentures. The Company also issued warrants to purchase 357,100 shares of common stock as finder’s fee, exercisable for two years at $0.25 per share, which vested immediately on the issuance date. The 357,100 warrants were valued at $82,287 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 0.62% to 1.21%; dividend yield of 0%; volatility factors of 94.67% to 99.91%; and an expected life of two years (statutory term). The costs directly associated with the issuance of the Debentures and the fair value of the warrants issued for finder’s fee total $388,512 and have been recorded by the Company as debt issuance costs. These costs are capitalized and are being amortized over the term of the Debentures. For the year ended December 31, 2008, amortization charged to interest expense was $114,234, and the unamortized balance at December 31, 2008 was $274,278. For the period ended June 30, 2009, amortization charged to interest expense was $217,102, and the unamortized balance at June 30, 2009 was $107,586.

During the second quarter 2009, one investor converted $400,000 principal balance of a convertible note payable plus accrued interest at the stated conversion price of $0.15 per share into 2,666,666 shares of the Company’s common stock. The related derivative for the conversion feature and warrant and the remaining debt discount at the date of conversion were recorded in the Consolidated Statement of Income as additional interest expense (discount) and extinguishment of derivative liability for the balance of the related conversion feature and warrant derivative (see Note 9).

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

The Company considered the guidance in paragraph 11 of SFAS 123(R) and SAB Topic 5:T in determining whether the escrow agreement represents a compensatory arrangement that is, in substance, a capital contribution of common shares by the Chief Executive Officer and then a share-based payment to him for services rendered. The agreement to release the shares from escrow upon the achievement of certain criteria was presumed to be a separate compensatory arrangement between the Company and the Chief Executive Officer. As such, the Company valued the escrowed shares as if the Chief Executive Officer had provided the Company an option to acquire these shares. The aggregate value of the 4,452,168 shares was valued at $1,700,222 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 0.62% to 1.21%; dividend yield of 0%; volatility factors of 94.67% to 99.91%; and an expected life of 3 months (for 2008) and 15 months (for 2009).  For the three and six months ended June 30, 2009, the Company recognized $120,166 and $240,333, respectively, of expense related to the escrow shares.  For the three and six months ended June 30, 2008, there was no escrow share expense recorded (see Note 9).

5.     DERIVATIVE LIABILITY

In June 2008, the FASB finalized Emerging Issues Task Force (“EITF”) 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” Under EITF 07-05, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The conversion feature of the Company’s Debentures (described in Note 4), and the related warrants, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the holders of the Debentures from the potential dilution associated with future financings. In accordance with EITF 07-05, the conversion feature of the Debentures was separated from the host contract (i.e., the Debentures) and recognized as an embedded derivative instrument.  Both the conversion feature of the Debentures and the related warrants have been re-characterized as derivative liabilities.  SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using both the Black-Scholes-Merton and Binomial valuation techniques with the following assumptions:

	June 30, 2009	December 31, 2008	September 16, 2008 and September 19, 2008
Conversion feature:
Risk-free interest rate	0.177%	0.33%	1.61%
Expected volatility	146.90%	152.26%	91.68%
Expected life (in years)	0.2 years	0.7 year	1.0 year
Expected dividend yield	0	0	0

Warrants:
Risk-free interest rate	0.61% - 1.21%	0.33%	2.21%
Expected volatility	175.89%	152.26%	91.68%
Expected life (in years)	1.9 years	2.7 years	3.0 years
Expected dividend yield	0	0	0

Fair Value:
Conversion feature	$2,382,837	$2,899,790	$2,878,739
Warrants	$2,418,685	$1,690,002	$1,501,555
	$4,801,522	$4,589,792	$4,380,294

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

EITF 07-05 was implemented in the first quarter of 2009 and is reported as a cumulative change in accounting principles. The cumulative effect on the accounting for the conversion feature of the Debentures and the related warrants at January 1, 2009 is as follows:

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

As of June 30, 2009, the derivative liability was $4,801,522.  For the three and six months ended June 30, 2009, the Company recorded a change in fair value of the derivative liabilities of $(1,779,968) and $(1,200,990), respectively.  At June 30, 2008, no derivative instruments were recorded.

When the Company adopted EITF 07-5, the fair value of the warrants and the conversion feature of the notes were bifurcated from the convertible debt contracts and accounted for as a liability, and the gain on extinguishment of the bifurcated derivative is shown separately from the conversion of the debt.

6.     COMMON STOCK

During the six months ended June 30, 2009, the Company issued 2,333,000 shares of common stock in exchange for investor relations consulting services valued at $454,935, based on the closing price of the Company’s stock on the date of issuance.

On July 28, 2009, the Board of Directors approved an amendment of the articles of incorporation to increase the number of authorized shares of the Company’s common stock from 200,000,000 to 300,000,000 shares. The amendment is subject to a vote of the Company's shareholders at the annual meeting of shareholders to be held on September 21, 2009.

7.     WARRANTS AND OPTIONS

At June 30, 2009 and December 31, 2008, outstanding warrants and options were as follows:

	Number of Shares under Warrants and Options	Weighted Average Exercise Price
Warrants and options outstanding at January 1, 2009	9,361,434	0.15
Warrants and options granted	-	$-
Warrants and options expired	-	-
Warrants and options outstanding at June 30, 2009	9,361,434	$0.15

The following table summarizes information about warrants and options outstanding at June 30, 2009:

Outstanding Warrants and Options			Exercisable Warrants and Options
Exercise price	Number of shares under warrants and options	Weighted average remaining contractual life (years)	Number of shares under warrants and options exercisable	Weighted average exercise price
$0.15	8,904,334	2.3	3,561,734	$0.15
$0.25	357,100	1.3	357,100	$0.25
$0.24	100,000	1.4	100,000	$0.24
$0.15	9,361,434		4,018,834	$0.15

At June 30, 2009, the aggregate intrinsic value of the warrants and options outstanding and exercisable was $1,432,858 and $599,413, respectively.

8.     RELATED PARTY TRANSACTIONS

                Due to directors

Amounts due to directors at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
Due to:
Mr. Peng Zhou	$-	$395,049
Mr. Baowen Ren, Chief Executive Officer	70,000	70,000
	$70,000	$465,049

Amounts due to directors are non-interest bearing, unsecured, and due on demand.

9.             SUBSEQUENT EVENT

On July 1, 2009 and July 20, 2009, the Company entered into a securities purchase agreement with several investors pursuant to which the Company sold $11.5 million of 10% senior secured convertible notes (the “Notes”) and warrants to purchase up to 30.5 million shares of common stock (the “Warrants”) in a private placement. Gross proceeds from the sale of the Notes and Warrants were approximately $11.5 million, and net proceeds after deducting offering related fees and expenses were approximately $10.7 million.

The Notes bear interest at 10% per year and mature on June 30, 2012. Interest is payable quarterly in cash commencing October 1, 2009. The Notes are secured by a personal guaranty by the Company’s chief executive officer, and certain shareholders of the Company have collectively pledged 35 million shares of common stock held by them as collateral for as long as the Notes are outstanding pursuant to a pledge agreement. Holders of the Notes have the right at any time to convert all or part of the outstanding principal amount of the Notes into common shares of the Company at the conversion price of $0.19 per share (the “Conversion Price”), provided that the Conversion Price will automatically adjust to 75% of the Conversion Price on January 1, 2010 if the Company does not achieve certain financial performance targets for the fiscal year ended December 31, 2009, and provided further that the Conversion Price will automatically adjust to 80% of the Conversion Price on January 1, 2011 if the Company does not achieve certain financial performance targets for the fiscal year ended December 31, 2010.

Each Warrant entitles each Purchaser to purchase one share of the Company’s common stock, and will expire on the third anniversary of its issuance date. The initial Warrant exercise price will be equal to 150% of the initial Conversion Price, i.e. $0.285, and the Warrants have a “cashless” exercise feature unless Warrant Shares are included in an effective registration statement within 12 months from the Closing Date.

The Conversion Price and the Exercise Price will be subject to reset in the event that the Company issues additional equity, equity linked securities or securities convertible into equity, (other than shares or options issued to officers, directors or employees of or consultants to the Company pursuant to any compensation agreement) at a purchase price less than the then applicable Conversion Price or the Exercise Price. The Conversion Price and the Exercise Price will also be subject to proportional adjustment for stock splits, stock dividends, recapitalizations and the like.

The Company will account for the Warrants and conversion features of the Notes as derivatives under US GAAP and is evaluating the accounting for the pledged shares. The accounting effects of the derivatives and pledged shares could have significant non-cash impact on future income statements. Additional significant terms and conditions of the securities purchase agreement include: (1) the Company covenants that a majority of its board of directors shall be comprised of independent directors at all times following the Initial Closing Date; (2) the Company covenants to prepare for listing on a national securities exchange and in connection thereto, to complete a reverse stock split of its common stock within 180 days of the Initial Closing Date to the extent necessary to meet the minimum share price requirement of such national securities exchange; and (3) the Company’s management will lock up its shares of common stock for a period of two years commencing on the Initial Closing Date.

Concurrent with the July 1, 2009 transaction, the Company redeemed $400,000 plus accrued interest, and issued approximately 4 million shares of common stock for the conversion of $535,000 plus accrued interest, of the then outstanding Debentures.  Effective with the redemption/conversion of the Debentures, the Company extinguished the related derivative liability of $4,801,522 related to the warrants and conversion features of the Debentures and expensed the remaining debt discount of $199,135 related to the Debentures.  In addition, 2,226,084 of escrow shares related to these Debentures were released from escrow.

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

Overview

Sino Clean Energy Inc. is a holding company incorporated in Nevada that, through its wholly owned subsidiary Hangson Limited, a British Virgin Islands company, and its variable interest entity (“VIE”) Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Suo’ang BST”) researches, develops, produces and sells coal water mixture (“CWM”), a fuel substitute for oil, gas and coal in the People’s Republic of China (“PRC” or “China”).  Suo’ang BST operates the CWM business through its subsidiary, Shaanxi Suo’ang New Energy Enterprise Co., Ltd. (“Suo’ang New Energy”). We control Suo’ang BST and Suo’ang New Energy through contractual arrangements which enable us to control and receive the profits of Suo’ang BST. Other than our interests in the contractual arrangements with Suo’ang BST, neither we nor our subsidiary have any equity interests in Suo’ang BST.  Please see “Transfer of Contractual Arrangement” below and Note 1 to our unaudited consolidated financial statements included in this report for the recent transfer of the contractual arrangements and their impact on our consolidated financial statements.

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

Transfer of Contractual Arrangement

On June 30, 2009, we were made a party to a series of agreements (collectively the “Transfer Agreements”) transferring the contractual arrangements between Hangson Limited (“Hangson”), a British Virgin Island company and our wholly owned subsidiary, and Suo’ang BST. Pursuant to the Transfer Agreements, from and after June 30, 2009, all of the rights and obligations of Hangson under the contractual arrangements were transferred to Suoke Clean Energy (Tongchuan) Co., Ltd. (“Suoke Clean Energy”), a PRC limited liability company. We were made a party to the Transfer Agreements for the sole purpose of acknowledging the Transfer Agreements. Suoke Clean Energy is the wholly owned subsidiary of Wiscon Holdings Limited (“Wiscon”), a Hong Kong company and wholly owned subsidiary of Hangson. In effect, Hangson assigned the contractual rights it had with Suo’ang BST to an indirectly wholly-owned subsidiary, Suoke Clean Energy.

Completion of Financing

In July 2009, we sold approximately $11.6 million in aggregate principal amount of 10% senior secured convertible notes and warrants to purchase up to approximately 30.5 million shares of common stock to several institutional and/or accredited investors, in a private placement pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. We had two closings for the transaction, on July 1 and July 20.

Critical Accounting Policies and Estimates

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

Revenue Recognition

Sales are recognized in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Revenues are presented net of value added tax (“VAT”). In our revenue arrangements, physical delivery is the point in time when customer acceptance occurs since title and risk of loss are transferred to the customer.  No return allowance is made as products are normally not returnable upon acceptance by the customers.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. (FIN) 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after Nov. 15, 2009.  The Company will is currently evaluating the impact of adopting this statement on the consolidated financial statements.

On June 29, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which authorized the Codification as the sole source for authoritative U.S. GAAP.   SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Results of Operations--Three month period ended June 30, 2009 as compared to three month period ended June 30, 2008

Revenue. During the three-month period ended June 30, 2009, we had revenues from sales of our coal water mixture of $8,161,903 as compared to revenues of $3,251,224 during the three-month period ended June 30, 2008, an increase of 151%.   This increase is mainly attributable to increase in the revenue and number of customers, from 5 for the three months ended June 30, 2008, to 18 for the same period in 2009.

Cost of Goods Sold. Cost of goods sold, consisting of raw materials, direct labor and manufacturing overhead, depreciation of plant and machinery, was $5,534,929 for the three-month period ended June 30, 2009, as compared to $2,245,700 for the same period of 2008, an increase of 146%. The increase in cost of goods sold is in line with the increase in sales.

Selling Expenses. Selling expenses totaled $2,261 for the three-month period ended June 30, 2009, as compared to $2,360 for the three-month period ended June 30, 2008, a slightly decrease of 4%.

General and Administrative Expenses. General and administrative expenses totaled $432,412 for the three-month period ended June 30, 2009, as compared to $222,306 for the three-month period ended June 30, 2008.  This increase was primarily caused by expenses associated with stock issuance to a consultant of the Company.

Income from Operations. Our income from operations for the three months ended June 30, 2009 was $2,192,301, an increase of 181% as compared to $780,858 for the same period in 2008, in line with the increase in sales period over period.

Other Income (Expense). Our other income (expense) for the three months ended June 30, 2009 decreased by 757%, from $205,063 in other income in 2008 to $1,347,090 in other expenses in 2009, as a result of increase in expense related to escrow shares and change in fair value of warrants and conversion feature of the debentures from our September 2008 financing, offset by extinguishment of derivative liability related to the same transaction.

Net Income. We had net income of $541,829 for the three-month period ended June 30, 2009, as compared to net income of $811,890 for the same period in 2008.  The decrease in net income is primarily attributable to the expense related to escrow shares and change in fair value of the conversion feature of the Debentures and related warrants from our September 2008 financing, offset by an increase in operating income of $1,779,968.

Results of Operations--Six month period ended June 30, 2009 as compared to six month period ended June 30, 2008

Revenue. During the six-month period ended June 30, 2009, we had revenues from sales of our coal water mixture of $15,901,486 as compared to revenues of $5,736,352 during the six-month period ended June 30, 2008, an increase of 177%.   This increase is mainly attributable to increase in the revenue and number of customers, from 5 for the six months ended June 30, 2008, to 18 for the same period in 2009.

Cost of Goods Sold. Cost of goods sold, consisting of raw materials, direct labor and manufacturing overhead, depreciation of plant and machinery, was $10,883,036 for the six-month period ended June 30, 2009, as compared to $3,930,379 for the same period of 2008, an increase of 177%. The increase in cost of sales sold is in line with the increase in sales.

Selling Expenses. Selling expenses totaled $5,820 for the six-month period ended June 30, 2009, as compared to $4,765 for the six-month period ended June 30, 2008, an increase of 22%.  This increase in selling expenses is mainly due to increase in salaries.

General and Administrative Expenses. General and administrative expenses totaled $981,311 for the six-month period ended June 30, 2009, as compared to $385,804 for the six-month period ended June 30, 2008.  This increase was primarily caused by expenses associated with stock issuance to a consultant of the Company.

Income from Operations. Our income from operations for the six months ended June 30, 2009 was $4,031,319, an increase of 185% as compared to $1,415,404 for the same period in 2008, in line with the increase in sales period over period.

Other Income (Expense). Our other income (expense) for the six months ended June 30, 2009 decreased by 550%, from $295,842 in other income in 2008 to $1,331,346 in other expenses in 2009, as a result of increase in expense related to escrow shares and change in fair value of warrants and conversion feature of the debentures from our September 2008 financing, offset by extinguishment of derivative liability related to the same transaction.

Net Income. We had net income of $2,107,305 for the six-month period ended June 30, 2009, as compared to net income of $1,335,389 for the same period in 2008.  The increase in net income is primarily attributable to the increase in sales in the first six months of 2009.

Liquidity and Capital Resources

For the six-month period ended June 30, 2009, we generated $5,754,000 from operating activities, as compared to $872,978 that we generated from operating activities for the six-month period ended June 30, 2008.  This increase is primarily due to increase from sales.

For the six-month period ended June 30, 2009, we used $395,066 in financing activities, primarily in connection with paying back advances from one of our directors for our operations, as compared to $1,407,005 that we generated from financing activities during the six-month period ended June 30, 2008, mainly from a government grant that we received.

For the six-month period ended June 30, 2009, $47,880 was provided from investing activities, as compared to $242,411 that we used in investing activities for the six-month period ended June 30, 2008, as we did not make any property, plant or equipment purchase in the six months ended June 30, 2009.

As of June 30, 2009, we had cash of $9,351,117.  Our total current assets were $12,943,209 and our total current liabilities were $7,632,787, which resulted in a net working capital of $5,310,422.

Capital Resources

In September 2008, we sold to several institutional and accredited investors $1.3 million in aggregate principal amount of 18% convertible debentures due September 2009, and warrants to purchase up to 8,904,334 shares of common stock, in a private placement pursuant to Regulation D and Regulation S under the Securities Act of 1933.

On July 1 and 20, 2009, we sold approximately $11.6 million in aggregate principal amount of 10% senior secured convertible notes and warrants to purchase up to approximately 30.5 million shares of common stock to several institutional and/or accredited investors in a private placement.

We believe that we have sufficient cash flow to meet our obligations on a timely basis in the foreseeable future.

Contractual Obligations

We have certain commitments that include future payments. We have presented below a summary in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual obligations:
Capital expenditure commitment	$-	-	-	-	-
Operating Leases	$22,834	-	22,834	-	-
Coal inventory purchase agreement	$121,381	121,381	-	-	-
Debt repayment and interest on debt	$-	-	-	-	-
Total contractual obligations:	$144,215	121,381	22,834	-	-

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

Exchange Rates

Suoang BST maintains its books and records in Renminbi (“RMB”), the lawful currency of the PRC.  In general, for consolidation purposes, the Company translates Suoang BST’s assets and liabilities into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period.  Adjustments resulting from the translation of Suoang BST’s financial statements are recorded as accumulated other comprehensive income.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	June 30, 2009	December 31, 2008	June 30, 2008
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1:RMB0.1464	USD1:RMB0.1463	USD1:RMB0.1458

Amounts included in the statement of operations, statement of changes in stockholders' equity and statement of cash flows for the period/ year ended	USD1:RMB0.1463	USD1:RMB0.1415	USD1:RMB0.1412

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three-month period ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The PRC government restricts foreign investment in certain industries in China. Accordingly, we operate our business in China through contractual arrangements with Suo’ang BST. Suo’ang BST holds the licenses and approvals necessary to operate the CWM business in China. We have contractual arrangements with Suo’ang BST and its stockholders through our indirect wholly owned subsidiary, Suoke Clean Energy, that allow us to substantially control Suo’ang BST. We cannot assure you, however, that we will be able to enforce these contracts.

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

Since PRC law limits foreign equity ownership in certain industries in China, we operate our business through contractual arrangements with Suo’ang BST. Neither we nor our subsidiaries have equity ownership interest in Suo’ang BST, and we rely on contractual arrangements to control and operate its business. These contractual arrangements may not be as effective in providing control over Suo’ang BST as direct ownership. For example, Suo’ang BST could fail to take actions required for our business despite its contractual obligation to do so. If Suo’ang BST fails to perform under the contractual arrangements, we may have to rely on legal remedies under PRC law, which may not be effective. In addition, we cannot assure you that Suo’ang BST’s stockholders will always act in our best interests.

Because we rely on the consulting services agreement with Suo’ang BST for our revenue, the termination of this agreement will severely and detrimentally affect our continuing business viability under our current corporate structure.

We are a holding company and do not have any assets or conduct any business operations other than the contractual arrangements between Suoke Clean Energy and Suo’ang BST and the minority interest in Suo’ang New Energy through Hangson. As a result, we currently rely entirely for our revenues on dividends payments from Suoke Clean Energy after it receives payments from Suo’ang BST pursuant to the consulting services agreement which forms a part of the contractual arrangements between Suoke Clean Energy and Suo’ang BST. The consulting services agreement may be terminated by written notice of Suoke Clean or Suo’ang BST in the event that: (a) one party causes a material breach of the agreement, provided that if the breach does not relate to a financial obligation of the breaching party, that party may attempt to remedy the breach within 14 days following the receipt of the written notice; (b) one party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (c) Suoke Clean Energy terminates its operations; (d) Suo’ang BST’s business license or any other license or approval for its business operations is terminated, cancelled or revoked; or (e) circumstances arise which would materially and adversely affect the performance or the objectives of the agreement.

Additionally, Suoke Clean Energy may terminate the consulting services agreement without cause. Because neither we nor our subsidiaries own equity interests of Suo’ang BST, the termination of the consulting services agreement would sever our ability to continue receiving payments from Suo’ang BST under our current holding company structure. While we are currently not aware of any event or reason that may cause the consulting services agreement to terminate, we cannot assure you that such an event or reason will not occur in the future. In the event that the consulting services agreement is terminated, this may have a severe and detrimental effect on our continuing business viability under our current corporate structure, which, in turn, may affect the value of your investment.

Members of Suo’ang BST’s management have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.

Mr. Baowen Ren, our Chief Executive Officer, is also the Chairman of the Board of Directors of Suo’ang BST and Suo’ang New Energy. Mr. Peng Zhou, who is Suo’ang New Energy’s director, is a member of our board of directors. Conflicts of interests between their respective duties to our Company and Suo’ang BST may arise. As our directors and executive officer (in the case of Mr. Ren), they have a duty of loyalty and care to us under U.S. laws when there are any potential conflicts of interests between our company and Suo’ang BST. We cannot assure you, however, that when conflicts of interest arise, each of them will act completely in our interests or that conflicts of interests will be resolved in our favor. For example, they may determine that it is in Suo’ang BST’s interests to sever the contractual arrangements with Suoke Clean Energy, irrespective of the effect such action may have on us. In addition, any one of them could violate his legal duties by diverting business opportunities from us to others, thereby affecting the amount of payment Suo’ang BST is obligated to remit to us under the consulting services agreement.

Our board of directors is comprised of a majority of independent directors (including two based in the United States). These independent directors may be in a position to deter and counteract the actions of our officers or non-independent directors that are against our interests, as the independent directors do not have any position with, or interests in, our affiliate entities, and should therefore not have any conflicts of interests such as those potential conflicts of interest of our officers and directors who are also management members of our affiliated companies in the PRC. Additionally, the independent directors have fiduciary duties to act in our best interests, and failure on their part to do so may subject them to personal liabilities for breach of such duties. We cannot, however, give any assurance as to how the independent directors will act. Further, if we or the independent directors cannot resolve any conflicts of interest between us and those of our officers and directors who are management members of our affiliated companies in the PRC, we would have to rely on legal proceedings, which could result in the disruption of our business.

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

We are a holding company incorporated in Nevada and do not have any assets or conduct any business operations other than the contractual arrangements between Suoke Clean Energy and Suo’ang BST and the minority interest in Suo’ang New Energy through Hangson. As a result of our holding company structure, we rely entirely on payments from Suo’ang BST under our contractual arrangements. The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Government control of currency conversion may affect the value of your investment.” Furthermore, if our affiliated entity in China incurs debt on their own in the future, the instruments governing the debt may restrict their ability to make payments. If we are unable to receive all of the revenues from Suo’ang BST’s operations through the contractual arrangements between Hangson and Suo’ang BST, we may be unable to pay dividends on our ordinary shares.

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

We are a holding company incorporated in Nevada and do not have any assets or conduct any business operations other than the contractual arrangements between Suoke Clean Energy and Suo’ang BST and the minority interest in Suo’ang New Energy through Hangson. In addition, all of Suo’ang BST’s assets are located in, and all of our other senior executive officers reside within, China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers and directors not residing in the United States, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts. As a result, our public shareholders may have substantial difficulty in protecting their interests through actions against our management or directors than would shareholders of a corporation with assets and management members located in the United States.

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

Risks Related to an Investment in Our Securities

The full conversion of certain outstanding convertible notes and the full exercise of certain outstanding warrants could result in the substantial dilution of the company in terms of a particular percentage ownership in the company as well as the book value of the common shares. The sale of a large amount of common shares received upon conversion of the notes and exercise of the warrants on the public market, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

There are over 6 millions warrants outstanding from the financing that closed in September 2008. Additionally, the convertible notes that we issued in July 2009 may currently be converted into approximately 61 million shares of common stock, and there are also over 30 million warrants that we issued in connection with the convertible notes. In the event of conversion or exercise of these securities, as their conversion and exercise prices are less than the then current market price for our common shares, a stockholder will suffer substantial dilution of his, her or its investment in terms of the percentage ownership in us as well as the book value of the common shares held.

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

As of August 13, 2009, our management and their affiliated entities own approximately 35% of our outstanding common shares, representing approximately 35% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the approximately 101 million shares of our common stock outstanding as of August 13, 2009, approximately 14 million shares were freely tradable without restriction, as of August 13, 2009. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2009, we issued 1,166,500 shares of restricted common stock to an independent consultant that we engaged for consultation and advisory services relating to investor relation.

As reported in our current reports on Form 8-K filed with the Securities and Exchange Commission on July 8, 2009 and July 22, 2009, in July 2009, we sold approximately $11.6 million in aggregate principal amount of 10% senior secured convertible notes and warrants to purchase up to approximately 30.5 million shares of common stock to several institutional and/or accredited investors, in a private placement pursuant to Regulation D promulgated under the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Securities Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement by and between Endo Networks, Inc. (“Endo”), the Majority Shareholders of Endo, Hangson Ltd. (“Hangson”) and the Shareholders of Hangson dated October 18, 2006 (1)

3.1	Articles of Incorporation of Endo Networks, Inc., a Nevada corporation, as amended. (3)

3.2	Bylaws of Endo (3)

3.3	Text of Amendment to the Bylaws (4)

3.4	Articles of Merger filed with the Secretary of State of Nevada with an effective date of August 15, 2007 (6)

4.1	Form of 18% Secured Convertible Debenture (8)

4.2	Form of Warrant issued in connection with the 18% Secured Convertible Debenture (8)

4.3	Form of Warrant issued to Ancora Securities, Inc. (8)

4.4	Non-statutory Stock Option Agreement by and between Registrant and Hon Wan Chan dated December 15, 2008 (10)

4.5	Form of 10% Senior Secured Convertible Note (13)

4.6	Form of Warrant issued in connection with the 10% Senior Secured Convertible Note (13)

10.1	Asset and Share Purchase Agreement by and between Registrant and Peter B. Day (for Endo Canada) (2)

10.2	Securities Purchase Agreement by and among Registrant, Peng Zhou and Shaanxi Suo’ang New Energy Enterprise Co., Ltd. dated June 30, 2008 (7)

10.3	Securities Purchase Agreement by and among Registrant and two institutional and accredited investors dated September 16, 2008 (8)

10.4	Securities Purchase Agreement by and among Registrant and four institutional and accredited investors dated September 19, 2008 (9)

10.5	Employment Agreement by and between Registrant and Hon Wan Chan dated December 15, 2008 (10)

10.6	Form of Director Offer Letter with Bennet P. Tchaikovsky (10)

10.7	Form of Indemnity Agreement by and between Registrant and Bennet P. Tchaikovsky (10)

10.8	Form of Exchange and Amendment Agreement by and among Registrant and six institutional and accredited investors (11)

10.9	Securities Purchase Agreement by and among Registrant and several institutional and accredited investors dated July 2009 (13)

10.10	Form of Director Offer Letter with Yong Li (14)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

99.1	Consulting Services Agreement by and between Hangson and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Suo’ang BST”) dated August 18, 2006 (3)

99.2	Equity Pledge Agreement by and among Hangson, Suo’ang BST and Suo’ang BST’s Majority Shareholders dated August 18, 2006 (3)

99.3	Operating Agreement by and among Hangson, Suo’ang BST and Suo’ang BST’s Majority Shareholders dated August 18, 2006 (3)

99.4	Proxy Agreement by and between Hangson and Suo’ang BST’s Majority Shareholders dated August 18, 2006 (3)

99.5	Option Agreement between Hangson and Suo’ang BST’s Majority Shareholders dated August 18, 2006 (3)

99.6	Agreement by and between Suo’ang BST and Hanzhong Si Xiong Ke Chuang Business Co. Ltd. (“Hangzhong”) (3)

99.7	Supplementary Agreement by and between Suo’ang BST and Hanzhong dated March 25, 2007 (5)

99.8	Contract for Technology Transfer between Suo’ang BST and HanZhongWeiDa Commercial Company Limited (“HangZhongWeiDa”) dated December 25, 2006 (5)

99.9	Contract for Technology Transfer between Suo’ang BST and HanZhongWeiDa dated January 10, 2007 (5)

99.10	Amendment to Consulting Services Agreement by and between Hangson and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Suo’ang BST”) dated June 30, 2009 (12)

99.11	Amendment to Equity Pledge Agreement by and among Hangson, Suo’ang BST and Suo’ang BST’s Majority Shareholders dated June 30, 2009 (12)

99.12	Agreement to Transfer of Operating Agreement among Hangson, Suoke SCE, Suo’ang BST, Suo’ang BST’s Majority Shareholders and Sino Clean dated June 30, 2009 (12)

99.13	Designation Agreement among Hangson, Suoke SCE, Suo’ang BST, Suo’ang BST’s Majority Shareholders and Sino Clean dated June 30, 2009 (12)

99.14	Agreement to Transfer of Option Agreement among Hangson, Suoke SCE, Suo’ang BST, Suo’ang BST’s Majority Shareholders and Sino Clean dated June 30, 2009 (12)

*	Filed herewith

(1)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2006 and incorporated herein by reference.

(2)	Filed as Exhibit A of Registrant’s Schedule 14A filed with the SEC on August 8, 2006 and incorporated herein by reference.

(3)	Filed as Exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2006 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006 and incorporated herein by reference.

(5)	Filed as Exhibits to the Registrant’s Annual Report on Form 10-KSB filed with the SEC on May 3, 2007 and incorporated herein by reference.

(6)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2007 and incorporated herein by reference.

(7)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2008 and incorporated herein by reference.

(8)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2008 and incorporated herein by reference.

(9)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2008 and incorporated herein by reference.

(10)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2008 and incorporated herein by reference.

(11)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2009 and incorporated herein by reference.

(12)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2009 and incorporated herein by reference.

(13)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009 and incorporated herein by reference.

(14)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2009 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO CLEAN ENERGY INC. (Registrant)

Date: August 14, 2009	By:	/s/ Baowen Ren
Baowen Ren Chief Executive Officer