Form 10-K/A
period 2008-12-31
Sino Clean Energy Inc
filed 2009-10-22
CIK 1120096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1 )

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $11,338,000 based on a closing price of $0.20 per share of common stock as reported on the Over-the-Counter Bulletin Board on such date.

On March 27, 2009, we had 92,181,750 shares of common stock issued and outstanding.

EXPLANATORY NOTE

Sino Clean Energy Inc. is filing this Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission on April 6, 2009 (the “Annual Report”), to revise the disclosure required by Item 9A(T) of Form 10-K regarding the conclusion by our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures, as the conclusion included in the Annual Report was unclear and qualified, and to reflect the proper period regarding changes in internal control over financial reporting. Additionally we are filing revised certifications of our chief executive officer and chief financial officer as required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)) promulgated under the Securities Exchange Act of 1934, as amended, which were originally filed as Exhibits 31.1 and 31.2 of the Annual Report (the “Original Certifications”). Paragraphs 4 and 4(b) in the Original Certifications inadvertently omitted certain language as required by Item 601 of Regulation S-K.

This Amendment continues to speak as of the date of the Annual Report, and does not reflect events occurring after the filing of the Annual Report or modify or update any related or other disclosures unless expressly noted otherwise. Accordingly, this Amendment should be read in conjunction with the Annual Report and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Annual Report, including any amendments to those filings. The filing of this Amendment shall not be deemed an admission that the Annual Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008, and have concluded that as of that date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 15.   EXHIBITS

(3) Exhibits

EXHIBIT INDEX
Exhibit Number	Description
2.1	Share Exchange Agreement by and between Endo Networks, Inc. (“Endo”), the Majority Shareholders of Endo, Hangson Ltd. (“Hangson”) and the Shareholders of Hangson dated October 18, 2006 (1)
3.1	Articles of Incorporation of Endo Networks, Inc., a Nevada corporation, as amended. (3)
3.2	Bylaws of Endo (3)
3.3	Text of Amendment to our Bylaws (4)
3.4	Articles of Merger filed with the Secretary of State of Nevada with an effective date of August 15, 2007 (6)
4.1	Form of Registrant’s 18% Secured Convertible Debenture (9)
4.2	Form of Registrant’s Warrant (9)
4.3	Form of Warrant issued to Ancora Securities, Inc. (9)
4.4	Non-statutory Stock Option Agreement by and between Registrant and Hon Wan Chan dated December 15, 2008 (11)
10.1	Asset and Share Purchase Agreement by and between Registrant and Peter B. Day (for Endo Canada) (2)
10.2	Securities Purchase Agreement by and among Registrant, Peng Zhou and Shaanxi Suo’ang New Energy Enterprise Co., Ltd. dated June 30, 2008 (8)
10.3	Securities Purchase Agreement by and among Registrant and two institutional and accredited investors dated September 16, 2008 (9)
10.4	Securities Purchase Agreement by and among Registrant and four institutional and accredited investors dated September 19, 2008 (10)
10.5	Employment Agreement by and between Registrant and Hon Wan Chan dated December 15, 2008 (11)
10.6	Form of Director Offer Letter (11)
10.7	Indemnity Agreement by and between Registrant and Bennet P. Tchaikovsky dated December 15, 2008 (11)
10.8	Form of Exchange and Amendment Agreement by and among Registrant and six institutional and accredited investors (12)
14	Code of Business Conduct and Ethics (11)
21	List of Subsidiaries (7)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer (13)
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer (13)
99.1	Consulting Services Agreement by and between Hangson and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Suo’ang BST”) dated August 18, 2006 (3)
99.2	Equity Pledge Agreement by and among Hangson, Suo’ang BST and Suo’ang BST’s Majority Shareholders dated August 18, 2006 (3)
99.3	Operating Agreement by and among Hangson, Suo’ang BST and Suo’ang BST’s Majority Shareholders dated August 18, 2006 (3)
99.4	Proxy Agreement by and between Hangson and Suo’ang BST’s Majority Shareholders dated August 18, 2006 (3)
99.5	Option Agreement between Hangson and Suo’ang BST’s Majority Shareholders dated August 18, 2006 (3)
99.6	Agreement by and between Suo’ang BST and Hanzhong Si Xiong Ke Chuang Business Co. Ltd. (“Hangzhong”) (3)
99.7	Supplementary Agreement by and between Suo’ang BST and Hanzhong dated March 25, 2007 (5)
99.8	Contract for Technology Transfer between Suo’ang BST and HanZhongWeiDa Commercial Company Limited (“HangZhongWeiDa”) dated December 25, 2006 (5)
99.9	Contract for Technology Transfer between Suo’ang BST and HanZhongWeiDa dated January 10, 2007 (5)
____________
 * Filed herewith
(1)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2006 and incorporated herein by reference.
(2)	Filed as Exhibit A of Registrant’s Schedule 14A filed with the SEC on August 8, 2006 and incorporated herein by reference.
(3)	Filed as Exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2006 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006 and incorporated herein by reference.
(5)	Filed as Exhibits to the Registrant’s Annual Report on Form 10-KSB filed with the SEC on May 3, 2007 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2007 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the SEC on May 3, 2007 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2008 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2008 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2008 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2008 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2009 and incorporated herein by reference.
(13)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 6, 2009 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 22, 2009		SINO CLEAN ENERGY INC. (Registrant)

	By:	/s/ Baowen Ren
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

Signature	Title	Date

*	Chief Executive Officer, President and Chairman of the Board
Baowen Ren

*	Chief Financial Officer
Hon Wan Chan

*	Director
Wenjie Zhang

*	Director
Peng Zhou

*	Director
Bennet P. Tchaikovsky

*	Director
Zidong Cao

/s/ Baowen Ren	Attorney-in-fact*	October 22, 2009
Baowen Ren