Form 10-Q
period 2009-09-30
Sino Clean Energy Inc
filed 2009-11-16
CIK 1120096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: September 30, 2009

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 101,261,786 issued and outstanding as of October 28, 2009.

Transitional Small Business Disclosure Form (Check one): Yes ☒ No ☐

TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR NINE MONTHS ENDED SEPTEMBER 30, 2009

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 Sino Clean Energy Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,970,487	$3,914,306
Accounts receivable, net	2,462,248	899,629
Inventories	480,173	45,068
Prepaid inventories	4,164,559	1,996,584
Prepaid expenses	59,767	86,958
Refundable advance	-	731,861
Government grant receivable	-	146,314
Other receivables	24,798	16,986
Loans receivable	543,048	-
Land use right - current portion	38,735	38,703

Total current assets	21,743,815	7,876,409

Property, plant and equipment, net of accumulated depreciation and amortization of $1,561,097 and $491,247, respectively	8,362,457	9,394,416
Land use right - non current portion	1,776,705	1,804,277
Deposits	4,728,203	994,395
Goodwill	762,018	762,018
Deferred debt issuance costs, net of accumulated amortization of $114,233 at December 31, 2008	-	274,278

Total assets	$37,373,198	$21,105,793

(continued)

Sino Clean Energy Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)

	September 30,	December 31,
	2009	2008
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities
Convertible notes, current position, net	$-	$383,490
Accounts payable and accrued expenses	945,747	1,004,999
Income and other taxes payable	789,824	305,903
Due to directors	70,229	465,049

Total current liabilities	1,805,800	2,159,441

Convertible notes, less current position, net (includes $151,233, net amount of related party convertible notes)	2,921,819	-
Fair value of derivative liabilities	44,299,127	-

Total liabilities	49,026,746	2,159,441

Commitments and Contingencies

Shareholders' Equity (Deficiency)
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 101,261,786 and 92,181,750 issued and outstanding as of September 30, 2009 and December 31, 2008 respectively	101,262	92,182
Additional paid-in capital	14,137,202	12,696,549
Retained earnings (accumulated deficit)	(28,375,818)	3,686,087
Statutory reserves	348,309	348,309
Accumulated other comprehensive income	2,135,497	2,123,225

Total shareholders' equity (deficiency)	(11,653,548)	18,946,352

Total liabilities and shareholders' equity (deficiency)	$37,373,198	$21,105,793

See accompanying notes to condensed consolidated financial statements.

Sino Clean Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue	$10,757,826	$3,419,941	$26,659,312	$9,156,293

Cost of goods sold	(6,812,469)	(2,297,227)	(17,695,505)	(6,227,606)

Gross profit	3,945,357	1,122,714	8,963,807	2,928,687

Selling, general and administrative expenses	888,249	208,021	1,875,380	598,590

Income from operations	3,057,108	914,693	7,088,427	2,330,097

Other income (expense)
Interest expense	(3,149,499)	-	(4,231,344)	-
Expense related to escrow shares	(1,054,548)	-	(1,294,881)	-
Commission income	131,970	80,072	323,261	224,947
Rental income, net	-	230		79,843
Interest income	11,708	8,026	22,979	19,537
Extinguishment of derivative liabilities	2,381,333	-	3,370,593	-
Change in fair value of derivative liabilities	(7,035,248)	-	(8,236,238)	-
Cost of private placement	(24,794,842)	-	(24,794,842)	-
Sundry income	-	78	-	26,921
Gain on disposal of property	-	95	-	33,095
Government grant	-	141,614	-	141,614

Total other income (expense)	(33,509,126)	230,115	(34,840,472)	525,957

Income (loss) before income taxes and non-controlling interest	(30,452,018)	1,144,808	(27,752,045)	2,856,054

Provision for income taxes	463,050	71	1,055,718	24,779

Net income (loss)	(30,915,068)	1,144,737	(28,807,763)	2,831,275

Net Income attributable to non-controlling interest	-	-	-	(351,149)

Net Income (loss) attributable to Sino Clean Energy, Inc.	(30,915,068)	1,144,737	(28,807,763)	2,480,126

Other comprehensive income
Foreign currency translation adjustment	3,578	124,319	12,932	934,996

Comprehensive income (loss)	$(30,911,490)	$1,269,056	$(28,794,831)	$3,415,122

Weight average number of shares
- Basic	100,419,101	92,181,750	96,091,295	87,181,750
- Diluted	100,419,101	92,734,390	96,091,295	87,365,963

(Loss) income per common share
- Basic	$(0.31)	$0.01	$(0.30)	$0.03
- Diluted	$(0.31)	$0.01	$(0.30)	$0.03

See accompanying notes to condensed consolidated financial statements

Sino-Clean Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)
For the nine months ended September 30, 2009
(Unaudited)

					Retained	Accumulated
			Additional		Earnings	other
	Common stock		paid-in	Statutory	(accumulated	comprehensive
	Shares		capital	reserves	deficit)	income	Total
Balance, December 31, 2008, as previously reported	92,181,750	$92,182	$12,696,549	$348,309	$3,686,087	$2,123,225	$18,946,352
Cumulative effect of change in accounting principle relating to reclassification of warrants and conversion feature to derivative liability	-	-	(1,335,650)	-	(3,254,142)	-	(4,589,792)
Balance, January 1, 2009, as adjusted	92,181,750	92,182	11,360,899	348,309	431,945	2,123,225	14,356,560
Fair value of shares issued for services	2,333,000	2,333	452,602	-	-	-	454,935
Common stock issued upon conversion of convertible notes and accrued interest	6,747,036	6,747	1,028,820	-	-	-	1,035,567
Expense related to escrow shares	-	-	1,294,881	-	-	-	1,294,881
Foreign currency translation gain	-	-	-	-	-	12,272	12,272
Net loss	-	-	-	-	(28,807,763)	-	(28,807,763)

Balance, September 30, 2009	101,261,786	$101,262	$14,137,202	$348,309	$(28,375,818)	$2,135,497	$(11,653,548)

See accompanying notes to condensed consolidated financial statements.

Sino Clean Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss) attributable to Sino Clean Energy, Inc.	$(28,807,763)	$2,480,126
Adjustments to reconcile net income to cash provided by operating activities:
Gain attributable to noncontrolling interest	-	351,149
Depreciation and amortization	1,069,850	175,399
Amortization of land use right	29,064	28,031
Gain on disposal of property	-	(33,095)
Amortization of deferred debt issuance costs	274,278	8,399
Amortization of discount on convertible notes	3,873,979	35,127
Expense related to escrow shares	1,294,881	-
Fair value of shares issued for services	454,935	-
Cost of private placement	24,794,842	-
Change in fair value of derivative liabilities	8,236,238	-
Extinguishment of derivative liability	(3,370,593)	-
Change in operating assets and liabilities
Accounts receivable	(1,563,019)	(4,923,476)
Inventories	(435,105)	(240,670)
Prepaid inventories	(2,167,975)	1,605,350
Prepaid expenses	27,191	127,689
Refundable advance	731,861	-
Government grant receivable	146,314	411,000
Other receivables	(7,812)	(14,227)
Accounts payable and accrued expenses	37,982	(196,665)
Income and other taxes payables	483,921	10,143
Assets on discontinued operation
Other receivables	-	141,795
Net cash provided by (used in) operating activities	5,103,069	(33,925)

Cash flows from investing activities:
Deposits	(3,733,408)	188,332
Loans receivable	(540,365)	-
Purchase of property, plant and equipment	(29,767)	(2,747,052)
Proceeds from disposal of property	-	1,025,437
Net cash provided by (used in) investing activities	(4,303,540)	(1,533,283)

Cash flows from financing activities:
Repayment of amount due to directors	(394,820)	(7,427)
Proceeds from issuance of convertible debentures	11,592,000	1,148,491
Cost of private placement paid in cash	(1,543,152)	-
Redemption of convertible debenture	(400,000)	-
Obligations under capital leases	-	(27,318)
Net cash provided by financing activities	9,254,028	1,113,746

(continued)

Sino Clean Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine months ended September 30,
	2009		2008
Effect of foreign currency translation		$2,624	$155,329

Net increase (decrease) in cash and cash equivalents		10,056,181	(298,133)

Cash and cash equivalents, beginning of period		3,914,306	2,832,132

Cash and cash equivalents, end of period		$13,970,487	$2,533,999

Supplemental noncash investing and financing activities

Interest paid		$364,843	$-

Income taxes paid		$672,639	$-

Supplemental noncash investment and financing activities
Issuance of shares upon conversion of convertible notes and accrued interest		$1,035,567	$-
Allocation of derivative liability to note discount		$11,592,000	$-
Issuance of shares in exchange of equity interest	$		$1,500,000
Cumulative effect of change in accounting principle upon adoption of new accounting pronouncement on January 1, 2009, reclassification of warrants and conversion feature to derivative liability		$4,589,792	$-

See accompanying notes to the consolidated financial statements.

Sino Clean Energy, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2009
(Unaudited)

1.    ORGANZATION AND BUSINESS ACTIVITIES

Sino Clean Energy, Inc. (“Sino Clean” or the “Company”) engages in research, development, production, marketing and sales of coal-water mixture (“CWM”), a coal-based fuel substitute for coal, oil and gas. All current operations of the Company are in Shaanxi Province, People’s Republic of China (the “PRC” or “China”).  The Company was originally incorporated in Texas as “Discount Mortgage Services, Inc.” on July 11, 2000.  In November 2001, the Company changed its name to Endo Networks, Inc. and was redomiciled to the State of Nevada in December 2002. On January 4, 2007, the Company changed its name to “China West Coal Energy Inc.” Further on August 15, 2007, the Company changed its name to “Sino Clean Energy Inc.” The Company’s fiscal year end is December 31.

The Company’s operations are carried out by Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Suo’ang BST”), a PRC company which the Company controls, and Shaanxi Suo’ang New Energy Enterprise Co., Ltd. (“Suo’ang New Energy”), a PRC company that was originally formed with 80% of the registered capital, representing 80% of its equity interests, from Suo’ang BST, and the remaining 20% from a member of the Company’s board of directors. On June 30, 2008, the Company issued 7,500,000 common shares to the director in exchange for transferring his 20% equity interests of Suo’ang Energy to Hangson Limited (“Hangson”), a British Virgin Island company and a wholly-owned subsidiary of the Company. On September 27, 2009, the Tongchuan Bureau of Commerce approved the transfer of all of Suo’ang New Energy’s equity interests to Tongchuan Suoke Clean Energy Co., Ltd. (“Suoke New Energy”), a PRC limited liability company wholly-owned by Wiscon Holdings Limited (“Wiscon”), a Hong Kong company wholly-owned by Hangson.  Registration of the approval with the Tongchuan municipal government, which is necessary before Suo’ang New Energy can be deemed Suoke New Energy’s wholly-owned subsidiary under applicable PRC law, is still pending.

The Company controls Suo’ang BST through a series of contractual arrangements originally between Suo’ang BST and Hangson.   On June 30, 2009, the Company entered into a series of agreements transferring all of the rights and obligations of Hangson under the contractual arrangements to Suoke Clean Energy.  As these contractual arrangements obligates Suoke Clean Energy to absorb a majority of the risk of loss from the activities of Suo’ang BST and enables Suoke Clean Energy to receive a majority of its expected residual returns, the Company accounts for Suo’ang BST as a variable interest entity (“VIE”) under authoritative guidance of the Financial Accounting Standards Board (“FASB”) on consolidation of variable interest entities.   Accordingly, the Company consolidates the results, assets and liabilities of Suo’ang BST.

Wiscon was incorporated on September 4, 2006, and Hangson acquired all of its issued and outstanding equity interest on June 30, 2009. Suoke Clean Energy was established by Wiscon on June 25, 2009.

Hereinafter, Sino Clean, Hangson, Wiscon, Suoke Clean Energy, Suo’ang BST and Suo’ang New Energy are sometimes collectively referred to as the “Company.”

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in accounting principle

On January 1, 2009, the Company adopted authoritative guidance issued by the FASB which affects the accounting for warrants and many convertible instruments.  The Company determined the warrants and convertible debt issued in 2008 and 2009 contained re-set provisions that preclude them from being indexed to the Company’s own stock.  As a result, the warrants and conversion feature previously classified in equity were reclassified to derivative liabilities (see Note 6).

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, filed with the SEC. The results of operations for interim periods are not necessarily indicative of the results expected for a full year or for any future period.

The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries Hangson, Wiscon, Suoke Clean Energy and Suo’ang New Energy, and its VIE Suo’ang BST.  Intercompany accounts and transactions have been eliminated in consolidation.

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

Fair value of financial instruments

Effective January 1, 2008, fair value measurements are determined by the Company's adoption of authoritative guidance issued by the FASB, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of the authoritative guidance did not have a material impact on the Company's fair value measurements. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

    Level 1—Quoted prices in active markets for identical assets or liabilities.

    Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

    Level 3—Unobservable inputs based on the Company's assumptions.

The Company is required to use of observable market data if such data is available without undue cost and effort.

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2009 (unaudited):

	Level 1	Level 2	Level 3	Total
Fair value of warrants and conversion feature derivative liability	-	-	$44,299,127	$44,299,127

	-	-	$44,299,127	$44,299,127

See Notes 5 and 6 for more information on these financial instruments.

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

Stock based compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options vest and expire according to terms established at the grant date.

Income (loss) per common share

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

As of September 30, 2009, common stock equivalents were composed of options convertible into 100,000 shares of the Company's common stock, warrants convertible into 44,037,433 shares of the Company's common stock, and debentures convertible into 61,010,526 shares of the Company’s common stock.  For the three and nine months ended September 30, 2009, the conversion of the options, debentures, and warrants has been excluded from the calculation of dilutive earnings per share, as the effects of such conversion would be anti-dilutive. As of September 30, 2008, common stock equivalents were composed of warrants convertible into 9,261,434 shares of the Company's common stock and debentures convertible into 8,904,333 shares of the Company's common stock.

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share.

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Numerator
Net income (loss)	$(30,915,068)	$1,144,737	$(28,807,763)	$2,480,126

Denominator
Weighted average shares outstanding-basic	100,419,101	92,181,750	96,091,295	87,181,750
Effect of dilutive instruments:
Warrants and options	-	552,640	-	184,213
Weighted average shares outstanding-diluted	100,419,101	92,734,390	96,091,295	87,365,963

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

	September 30, 2009	December 31, 2008	September 30, 2008
Period end RMB : US$ exchange rate	6.8290	6.8346	6.8183

Average period RMB : US$ exchange rate	6.8329	7.0671	7.0615

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Reclassifications

In presenting the Company’s consolidated balance sheet at December 31, 2008, and statement of cash flows for the nine months ended September 30, 2008, the Company presented $994,395 of prepayments and other deposits as current assets and their cash flows of $188,332 as operating cash flows.  In presenting the Company’s consolidated balance sheet at September 30, 2009, and statement of cash flows for the nine month ended September 30, 2009, the Company has reclassified the prepayments and other deposits as long term assets and their cash flows as investing cash flows.

In presenting the Company’s consolidated balance sheet at December 31, 2008, the Company presented $731,861 refundable advance receivable as a prepayment and other deposit.  In presenting the Company’s consolidated balance sheet at September 30, 2009, the Company has reclassified the balance of $731,861 to refundable advance.

Recently issued accounting pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles effective for interim and annual reporting periods ending after September 15, 2009.  The FASB accounting standards codification (“ASC, “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.   Beginning with the quarter ending September 30, 2009, all references made by the Company to GAAP in its condensed consolidated financial statements use the Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred.  We will apply this guidance to business combinations completed after July 1, 2009.  Adoption of the new guidance did not have a material impact on our financial statements

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB on accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On January 1, 2009, the Company adopted authoritative guidance issued by the FASB which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset.   Although this may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

In June 2009, the FASB made an update to consolidation of variable interest entities.  Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This update will be effective for fiscal years beginning after November 15, 2009. The Company does not currently believe that the adoption of this update will have any effect on its consolidated financial position and results of operations.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.    INVENTORIES

Inventories consist of the following at:

	September 30,	December 31,
	2009 (unaudited)	2008
Raw materials	$270,641	$18,290
Packing materials	2,483	2,193
Finished goods	207,049	24,585
	$480,173	$45,068

Prepaid Inventories

The Company's VIE, Suo’ang BST, has a contract with a coal mine to deliver coal for use in the production of coal-water mixture. At times, Suo’ang BST may make payments in advance of delivery and accounts for these prepayments as prepaid inventory.  At September 30, 2009 and December 31, 2008, prepaid inventories totaled $4,164,559 and $1,996,584, respectively.

4.    LOANS RECEIVABLE

Loans receivable of $543,048 at September 30, 2009 includes:

On July 2, 2009, the Company made a loan for $190,365.  The loan was unsecured, bore interest at 12% per annum, and was due November 1, 2009.  The loan was repaid on October 12, 2009.

On September 8, 2009, the Company made a loan for $350,000.  The loan was unsecured, bore interest at 12% per annum, and was due November 8, 2009.  Accrued interest at September 30, 2009 is $2,683.  This loan was repaid on November 6, 2009.

5.    CONVERTIBLE NOTES

Convertible notes consist of the following at:

Current liabilities:
	September 30,	December 31,
	2009 (unaudited)	2008
18% convertible debentures	$-	$1,335,650
10% convertible notes	11,592,000	-
Valuation discount	(8,670,181)	(952,160)
Convertible notes, net	2,921,819	383,490
Less current portion	-	(383,490)
Long term portion	$2,921,819	$-

18% convertible debentures

On September 16, 2008 and September 19, 2008, the Company issued an aggregate of $1,335,650 of 18% convertible debentures (the “Debentures”) and issued warrants (the “Warrants”) to purchase up to 8,904,334 shares of common stock of the Company in a private placement to six investors. The Debentures bore interest at 18% per annum, matured in one year, were unsecured, and were personally guaranteed by the Company’s Chief Executive Officer. The holders of the Debentures had the right at any time to convert all or part of the outstanding principal amount of the Debentures and any accrued and unpaid interest into common shares of the Company at the then effective conversion price, initially set at $0.15 per share.

During the second and third quarters of 2009, five investors converted $935,650 principal balance of Debentures at the stated conversion price of $0.15 per share plus accrued interest of $76,405 into 6,747,036 shares of the Company’s common stock. The Company paid off one investor with a $400,000 principal balance which was not converted.  The balance of the related derivative for the conversion feature and warrants was recorded as extinguishment of derivative.

The Warrants entitle the investors to purchase up to 8,904,334 shares of common stock (the “Warrant Shares”) in the aggregate. The Warrants have an initial exercise price of $0.15 per share, subject to adjustments and limited to no lower than $0.05 per share. The Warrants are exercisable for three years from the date issued. 25% of the Warrant Shares vested immediately, and 5% of the Warrant Shares vest monthly beginning on October 31, 2008.  The warrants vested in full upon the conversion or payment of the Debentures in the second and third quarters of 2009.

The 8,904,334 Warrants were valued at $2,418,685 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 0.62% to 1.21%; dividend yield of 0%; volatility factors of 94.67% to 99.91%; and an expected life of three years (statutory term). The Company also determined that the Debentures contained a conversion feature of $1,667,752.  The value of the Debentures and conversion option are considered as debt discount.  Total recorded debt discount cannot be greater than the face amount of the notes issued, and accordingly, the Company recorded a discount of $1,335,650 which was being amortized over the life of the Debentures on the effective interest method.  For the nine months periods ended September 30, 2009, $753,025 of discount amortization is included in interest expense. The balance of the unamortized debt discount of $199,135 at the date the related Notes were converted or paid off was recorded as additional interest expense. At September 30, 2009, the unamortized balance of the discount is zero. At September 30, 2008, there was no debt discount recorded.

The Company incurred cost of $357,753 directly associated with the issuance of the Debentures. The Company also issued warrants to purchase 357,100 shares of common stock as finder’s fee, exercisable for two years at $0.25 per share, which vested immediately on the issuance date. The 357,100 warrants were valued at $82,287 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 0.62% to 1.21%; dividend yield of 0%; volatility factors of 94.67% to 99.91%; and an expected life of two years (statutory term). The costs directly associated with the issuance of the Debentures and the fair value of the warrants issued for finder’s fee total $388,512 and were recorded by the Company as debt issuance costs. These costs were capitalized and were being amortized over the term of the Debentures.  For the three and  nine month periods ended September 30, 2009, amortization charged to interest expense was $57,176 and $274,278, respectively, and the unamortized balance at September 30, 2009 was zero.

Escrowed shares related to the Debentures

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

The Company considered authoritative guidance in determining whether the escrow agreement represents a compensatory arrangement that is, in substance, a capital contribution of common shares by the Chief Executive Officer and then a share-based payment to him for services rendered. The agreement to release the shares from escrow upon the achievement of certain criteria was presumed to be a separate compensatory arrangement between the Company and the Chief Executive Officer. As such, the Company valued the escrowed shares as if the Chief Executive Officer had provided the Company an option to acquire these shares. The aggregate value of the 4,452,168 shares was valued at $1,152,137 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 0.62% to 1.21%; dividend yield of 0%; volatility factors of 94.67% to 99.91%; and an expected life of 3 months (for 2008) and 15 months (for 2009).  For the three and nine months ended September 30, 2009, the Company recognized $240,333 and $480,666 of expense related to the escrowed shares.  At July 1, 2009, the 4,452,168 shares were released from escrow when the Debentures were converted or paid off, and the total value of the escrowed shares had been fully amortized.

10% senior secured convertible notes

On July 1, 2009 and July 20, 2009, the Company issued an aggregate of $11,592,000 of 10% senior secured convertible notes (the “Notes”) and issued warrants (the “Warrants”) to purchase up to 30,505,263 shares of common stock of the Company in a private placement. The Notes bear interest at 10% per annum, mature in three year, are unsecured, and are personally guaranteed by the Company’s Chief Executive Officer and certain shareholders. The holders of the Notes have the right at any time to convert all or part of the outstanding principal amount of the Notes and any accrued and unpaid interest into common shares of the Company at the then effective conversion price, initially set at $0.19 per share (the “Conversion Price”).  The Company’s Chief Executive Officer purchased $350,000 of the Notes issued on July 1, 2009, and $250,000 of the Notes issued on July 20, 2009.

The initial conversion price will automatically adjust to 75% of the Conversion Price on January 1, 2010 if the Company does not achieve certain financial performance targets for the fiscal year ended December 31, 2009, and provided further that the Conversion Price will automatically adjust to 80% of the Conversion Price on January 1, 2011 if the Company does not achieve certain financial performance targets for the fiscal year ended December 31, 2010.  Also, the Conversion Price is subject to a full ratchet anti-dilution adjustment in the event that the Company issues additional equity, equity linked securities or securities convertible into equity, at a purchase price less than the then applicable Conversion Price or the Exercise Price.

The Notes bear interest at 10% per year and mature on June 30, 2012 and July 16, 2012 (the “Maturity Date”). Interest is payable quarterly in cash on the first day of January, April, July and October of each year and on the Maturity Date, commencing October 1, 2009.

The Warrants entitle the investors to purchase up to 30,505,263 shares of common stock (the “Warrant Shares”) in the aggregate. The Warrants have an initial exercise price of $0.285 per share, subject to a full ratchet anti-dilution adjustment in the event that the Company issues additional equity, equity linked securities or securities convertible into equity, at a purchase price less than the then applicable Conversion Price or the Exercise Price.

Effective January 1, 2009, the Company adopted authoritative guidance issued by the FASB  that indicates any adjustment to the fixed amount (either conversion price or number of shares) of the instrument (or embedded feature), regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock.  Accordingly, the embedded conversion feature of the notes and the conversion feature of the warrants resulted in a derivative liability being recorded by the Company when the Notes and Warrants were issued.    The Company determined the conversion feature of the Notes was $24,987,313 based on a binominal valuation.  The Company determined the conversion feature of the 30,505,263 Warrants was $8,479,263 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 1.5%; dividend yield of 0%; volatility factor of 149%; and an expected life of three years (statutory term), resulting in total derivative at issuance of $33,466,576.  $11,592,000 of this amount was allocated to debt discount (i.e. up to face amount of the Notes) and will be amortized over the term of the Notes.   For the three and nine months period ended September 30, 2009, $2,921,819 of discount amortization is included in interest expense.  At September 30, 2009, the unamortized balance of the discount is $8,670,181.  The balance of the derivative of $21,874,576 represents the excess of the fair value of the derivatives over cash received.

The Company incurred $1,543,152 of costs directly associated with the issuance of the Notes and also issued 4,270,736 warrants valued at $1,377,114 as finder’s fees exercisable for three years at $0.228 per share, which vested immediately on the issuance date.  The 4,270,736 warrants were valued using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 1.5%; dividend yield of 0%; volatility factor of 149%; and an expected life of three years (statutory term).  The costs directly associated with the issuance of the Notes of $1,543,152, plus the fair value of the warrants issued for finder’s fee of $1,377,114, plus the $21,874,576 excess fair value of derivative over cash received, total $24,794,842 and are recorded as cost of private placement in the accompanying statement of operations..

Escrow shares related to the Notes

In connection with the issuance of the Notes and Warrants, the Company’s Chief Executive Officer and a director of the Company (collectively the “Pledgors”) entered into a pledge agreement pursuant to which they transferred 28,744,299 shares of the Company’s common stock owned by them into an escrow account for the benefit of the investors as a guarantee against an event of default (as defined in the Notes) by the Company.  Pursuant to the pledge agreement, the Pledgors agreed to transfer all the escrowed shares to the holders of the Notes if the Company defaults on the Notes.  The escrowed shares revert back to the Pledgors at the expiration of the Notes.

The Company considered authoritative guidance in determining whether the pledge agreement represents a compensatory arrangement that is, in substance, a capital contribution of common shares by the Chief Executive Officer and the director. The agreement to release the shares from escrow upon the achievement of certain criteria was presumed to be a separate compensatory arrangement between the Company and each of the Chief Executive Officer and the director.  As such, the Company valued the escrowed shares as if the Chief Executive Officer and the director had provided the Company an option to acquire these shares. The aggregate value of the 28,744,299 shares was valued at $10,776,405 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 1.5%; dividend yield of 0%; volatility factor of 147%; and an expected life of there years.  For the three months ended September 30, 2009, the Company recognized $814,215 of expense related to these escrow shares.  As of September 30, 2009, the unamortized balance of escrow shares is $9,962,190 and will be expensed as follows:  $898,035 for the three months ended December 31, 2009, $3,592,135 and $3,592,135 for the years ended December 31, 2010 and 2011, respectively, and $1,879,885 for the year ended December 31, 2012.

6.    DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The conversion feature of the Company’s Debentures (described in Note 5), and the related warrants, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the holders of the Debentures from the potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the conversion feature of the Notes was separated from the host contract (i.e., the Notes) and recognized as a derivative instrument.  Both the conversion feature of the Notes and the related warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using both the Black-Scholes-Merton and Binomial valuation techniques with the following assumptions:
	September 30, 2009	July 20, 2009	July 1, 2009
Conversion feature:
Risk-free interest rate	1.5%	1.5%	1.5%
Expected volatility	148.47%	148.69%	149.64%
Expected life (in years)	2.75 years	2.99 year	3.0 year
Expected dividend yield	0	0	0

Warrants:
Risk-free interest rate	1.32%	1.52%	1.53%
Expected volatility	148.47%	148.69%	149.64%
Expected life (in years)	2.81 years	3.0 years	3.0 years
Expected dividend yield	0	0	0

Fair Value:
Conversion feature	$28,935,118	$14,270,438	$10,716,875
Warrants	15,364,009	5,091,320	3,387,943
	$44,299,127	$19,361,758	$14,104,818

	December 31, 2008	September 16, 2008 and September 19, 2008
Conversion feature:
Risk-free interest rate	0.33%	1.61%
Expected volatility	152.26%	91.68%
Expected life (in years)	0.7 year	1.0 year
Expected dividend yield	0	0

Warrants:
Risk-free interest rate	0.33%	2.21%
Expected volatility	152.26%	91.68%
Expected life (in years)	2.7 years	3.0 years
Expected dividend yield	0	0

Fair Value:
Conversion feature	$2,899,790	$2,878,739
Warrants	$1,690,002	$1,501,555
	$4,589,792	$4,380,294

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the volatility of five comparable guideline companies to estimate volatility for its common stock. The expected life of the conversion feature of the notes was based on the term of the notes and the expected life of the warrants was determined by the expiration date of the warrants. The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

The FASB authoritative guidance was implemented in the first quarter of 2009 and is reported as a cumulative change in accounting principles. The cumulative effect on the accounting for the conversion feature of the Debentures and the related warrants at January 1, 2009 is as follows:

	Additional Paid-in Capital	Retained Earnings	Derivative Liability
Derivative Instrument:
Conversion feature	$1,335,650	-	$1,335,650
Warrants	-	$3,254,142	$3,254,142
	$1,335,650	$3,254,142	$4,589,792

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

As of September 30, 2009, the derivative liability was $44,299,127.  For the three and nine months ended September 30, 2009, the Company recorded a change in fair value of the derivative liabilities of $7,035,248 and $8,236,238, respectively.  At September 30, 2008, no derivative instruments were recorded.

When the Company adopted the FASB authoritative guidance, the fair value of the warrants and the conversion feature of the notes were bifurcated from the convertible debt contracts and accounted for as a liability, and the gain on extinguishment of the bifurcated derivative is shown separately from the conversion of the debt.

7.    COMMON STOCK

During the nine months ended September 30, 2009, the Company issued 2,333,000 shares of common stock in exchange for investor relations consulting services valued at $454,935, based on the closing price of the Company’s stock on the date of issuance.

On July 28, 2009, the Board of Directors approved an amendment of the articles of incorporation to increase the number of authorized shares of the Company’s common stock from 200,000,000 to 300,000,000 shares. The amendment was approved by the Company's shareholders at the annual meeting of shareholders held on September 21, 2009.

On July 1, 2009, there were $935,650 of Debentures outstanding, of which $535,650 and accrued interests were converted into 4,080,371 shares of the Company’s common stock at the stated conversion price of $0.15 per share.

8.    WARRANTS AND OPTIONS

At September 30, 2009 and December 31, 2008, outstanding warrants and options were as follows:

	Number of Shares under Warrants and Options	Weighted Average Exercise Price
Warrants and options outstanding at January 1, 2009	9,361,434	0.15
Warrants and options granted	34,775,999	$0.285
Warrants and options expired	-	-
Warrants and options outstanding at September 30, 2009	44,137,433	$0.25

The following table summarizes information about warrants and options outstanding at September 30, 2009:

Outstanding Warrants and Options			Exercisable Warrants and Options
Exercise price	Number of shares under warrants and options	Weighted average remaining contractual life (years)	Number of shares under warrants and options exercisable	Weighted average exercise price
$0.15	9,239,798	1.96	9,239,798	$0.15
$0.228	4,270,736	3.00	4,270,736	$0.228
$0.24	121,636	1.10	121,636	$0.24
$0.285	14,250,000	2.75	14,250,000	$0.285
$0.285	16,255,263	2.81	16,255,263	$0.285
$0.25	44,137,433		44,137,433	$0.25

At September 30, 2009, the aggregate intrinsic value of the warrants and options outstanding and exercisable was $8,768,738.

9.    RELATED PARTY TRANSACTIONS

Amounts due to related parties at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Due to directors:
Mr. Peng Zhou	$-	$395,049
Mr. Baowen Ren	70,229	70,000
	$70,229	$465,049

Amounts due to directors are non-interest bearing, unsecured, and due on demand.

10.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring between the end of our fiscal quarter on September 30, 2009 and November 10, 2009, which is the date the accompanying financial statements were issued.

On October 28, 2009, the Company commenced operations at its second CWM production facility located in Shenyang, the capital of Liaoning Province in northeastern China.  The Shenyang facility has annual CWM output capacity of approximately 300,000 metric tons, which expands the Company’s total annual CWM output capacity to approximately 650,000 metric tons.

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

Overview

Sino Clean Energy Inc. is a holding company incorporated in Nevada that is engaged in researching, developing, producing and selling coal water mixture (“CWM”), a fuel substitute for oil, gas and coal in the People’s Republic of China (“PRC” or “China”).  All of the Company’s business operations are conducted through Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Suo’ang BST”), a PRC company that the Company controls through contractual arrangements, and Shaanxi Suo’ang New Energy Enterprise Co., Ltd. (“Suo’ang New Energy”), a PRC company.

The contractual arrangements with Suo’ang BST enable us to control and receive the profits of Suo’ang BST, and were originally between Suo’ang BST and Hangson. On June 30, 2009, all of the rights and obligations of Hangson under the contractual arrangements were transferred to Suoke Clean Energy. Other than our interests in the contractual arrangements with Suo’ang BST, neither we nor our subsidiaries have any equity interests in Suo’ang BST.

In July 2009, we sold approximately $11.6 million in aggregate principal amount of 10% senior secured convertible notes and warrants to purchase up to approximately 30.5 million shares of common stock to several institutional and/or accredited investors, in a private placement pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the “July 2009 Financing”). We had two closings, on July 1 and July 20.

On September 27, 2009, we received approval from the Tongchuan Bureau of Commerce for the transfer of all of Suo’ang New Energy’s equity interests to Tongchuan Suoke Clean Energy Co., Ltd. (“Suoke New Energy”), a PRC limited liability company wholly-owned by Wiscon Holdings Limited (“Wiscon”), a Hong Kong company wholly-owned by Hangson Limited, the Company's wholly-owned subsidiary in the British Virgin Islands.  With the approval, Suo’ang New Energy has become a “domestic PRC enterprise wholly-owned by a wholly-foreign owned enterprise.”  However, registration of the approval with the Tongchuan municipal government is necessary before Suo’ang New Energy can be deemed Suoke New Energy’s wholly-owned subsidiary under applicable PRC law, which registration is pending but which we anticipate to be completed by the end of November 2009.

On September 28, 2009, we filed a Certificate of Amendment to Articles of Incorporation (the “Certificate”) with the Nevada Secretary of State to increase the number of our authorized shares of common stock from 200,000,000 to 300,000,000 shares. The Certificate was approved by our board of directors on July 28, 2009, and by our shareholders at our annual meeting of shareholders on September 21, 2009.

CWM is sold and distributed directly to our customers. We have a CWM plant located in the city of Tongchuan, north of Xi’an, the ancient capital of China and the provincial capital of Shaanxi Province. The Tongchuan plant presently has an annual production capacity of 350,000 metric tons (“tonnes”), and supply to our customers in Shaanxi Province. On October 28, 2009, we commenced operations at our new CWM production plant located in Shenyang, the capital of Liaoning Province in northeastern China.  The Shenyang plant has annual output capacity of 300,000 tonnes, increasing our total annual CWM production capacity to 650,000 tonnes.  Suo’ang New Energy also acts as an agent for Qingdao Haizhong Industry Inc., an unrelated third-party manufacturer of boilers that are compatible with our CWM, and receives commission for sales of such boilers.

Significant Factors Affecting Our Results of Operations

The most significant factors that affect our financial condition and results of operations are:

•	economic conditions in China;
•	market price for crude oil and coal;
•	supply and costs of principal raw materials;
•	demand for, and market acceptance of, CWM; and
•	production capacity

Economic conditions in China

We operate our manufacturing facilities in China and derive all of our revenues from sales to customers in China.  Economic conditions in China, therefore, and the specific geographical markets where we operate affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses.  While China is expected to experience continued growth in all areas of investment and consumption, even in the face of a global economic recession, we cannot speak to how long such growth will continue, if at all.

Supply and costs of coal as the principal raw material

Our ability to manage our costs depends significantly on our ability to secure affordable and steady supplies of coal, our primary raw materials.  We currently procure coal from 5 suppliers in Tongchuan and Shenyang, two coal producing regions in China. While we have historically been able to secure a sufficient supply of coal, we are subject to fluctuating market prices.  Between 2008 and September 30, 2009, for example, we experienced an increase in the average cost per tonne of coal of 6%, from RMB496 to RMB527. Our operating costs may increase significantly if the price of our raw materials increases due to changes in consumption patterns or as a result of price fluctuations in the local coal market, which may be caused by numerous economic and regulatory factors.  To the extent that we pass on the material costs increase to the customers, our revenue may also increase significantly as the coal price arises in the PRC market.

Market price for coal and crude oil

We price our CWM based on the market price for coal for two reasons: (1) coal accounts for over 88% of our production costs, and we are able to pass on majority of the material cost increases to the customers; (2) past experiences indicate that we are able to sell CWM at a slight discount to local retail coal prices. In addition, CWM is a replacement fuel for oil and gas, and thus our business activities are affected by the price of, and demand and supply in crude oil. Changes in global prices of crude oil, any interruption in the supply of crude oil or any governmental regulation of the price of oil may affect our ability to convince our customers to incur the capital expenditure of acquiring CWM burning equipment.  During the recent years, crude oil prices have fluctuated significantly.

The pricing of refined oil products is heavily regulated by the PRC government.  The government occasionally publishes the price adjustments to reflect the international crude oil price movement.  Any material change in these guidance prices, or delay in adjusting guidance prices despite any rapid increase in the international crude oil price, may affect the demand and the selling prices for our CWM products, which in turn may adversely affect our financial condition and results of operations.

Demand for, and market awareness of, CWM

China’s CWM industry remains in an early stage. Our three principal groups of customers are industrial, government and residential users.  These users adopt CWM as substitute for coal or refined oil being burned as fuel for their furnaces or boilers.  Current PRC law and government policies promote the development and utilization of clean energy, as well as the improved utilization of coal. We believe that demand for our CWM products should increase over time. The average selling price of CWM increased by 16% from RMB 620 to RMB 720 per tonne in the past 2 years.

Production capacity

In order to capture the market opportunity for our products, we have expanded, and plan to continue to expand, our production capacity. Increased capacity has had, and could continue to have, a significant effect on our results of operations, by allowing us to produce and sell more CWM to generate higher revenues. Our annual production capacity increased from 100,000 tonnes in 2007 to 350,000 tonnes in March 2009 to 650,000 tonnes as at November 11, 2009.  We sold 31,000, 137,850, and 249,150 tonnes of CWM in 2007, 2008 and the nine months ended 30 September 2009, respectively.

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

Revenue Recognition

Sales are recognized in when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.  Revenues are presented net of value added tax (“VAT”). In our revenue arrangements, physical delivery is the point in time when customer acceptance occurs since title and risk of loss are transferred to the customer.  No return allowance is made as products are normally not returnable upon acceptance by the customers.

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

Stock based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Options vest and expire according to terms established at the grant date.

Recently issued accounting pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles effective for interim and annual reporting periods ending after September 15, 2009.   The FASB accounting standards codification (“ASC, “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.   Beginning with the quarter ending September 30, 2009, all references made by the Company to GAAP in its condensed consolidated financial statements use the Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred.  We will apply this guidance to business combinations completed after July 1, 2009.  Adoption of the new guidance did not have a material impact on our financial statements

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB on accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On January 1, 2009, the Company adopted authoritative guidance issued by the FASB which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset.   Although this may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

In June 2009, the FASB made an update to consolidation of variable interest entities.  Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This update will be effective for fiscal years beginning after November 15, 2009. The Company does not currently believe that the adoption of this update will have any effect on its consolidated financial position and results of operations.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Results of Operations--Three month period ended September 30, 2009 as compared to three month period ended September 30, 2008

Revenue. During the three-month period ended September 30, 2009, we had revenues from sales of our coal water mixture of $10,757,826 as compared to revenues of $ 3,419,941 during the three-month period ended September 30, 2008, an increase of 315%.   This increase is mainly attributable to the increased production from the production line added in early 2009, which led to increase in sales to existing customers. The annual production capacity as at September 30, 2009 was 350,000 tonnes as compared to 100,000 tonnes as at September 30, 2008. At September 30, 2009, we had 35 customers under CWM supply agreements totaling approximately 559,000 tonnes per year, as compared to 27 customers totaling approximately 350,000 tonnes of CWM per year at September 30, 2008.

Cost of Goods Sold. Cost of goods sold, consisting of raw materials, direct labor and manufacturing overhead, depreciation of plant and machinery, was $6,812,469 for the three-month period ended September 30, 2009, as compared to $2,297,227 for the same period of 2008, an increase of 297%. The increase in cost of goods sold is in line with the increase in sales. Gross profit margin improved from 33% in 2008 to 37% in 2009 as a result of better pricing in CWM. As a result of the new production line added in early 2009, depreciation of plant and machinery for the three-month period ended September 30, 2009 was $375,134 as compared to $58,789 for the same period last year.

Selling Expenses. Selling expenses totaled $416,566 for the three-month period ended September 30, 2009, as compared to $3,106 for the three-month period ended September 30, 2008, an increase of 13,412%. The increase is mainly due to the increase in transportation cost.

General and Administrative Expenses. General and administrative expenses totaled $471,683 for the three-month period ended September 30, 2009, as compared to $204,915 for the three-month period ended September 30, 2008.  This increase was primarily caused by the expenses related to the July 2009 Financing.

Income from Operations. Our income from operations for the three months ended September 30, 2009 was $3,057,108, an increase of 334% as compared to $914,693 for the same period in 2008, in line with the increase in sales period over period.

Other Income (Expense). Our other income for the three months ended September 30, 2009 decreased by 14,530%, from $230,115 in other income in 2008 to $33,509,126 in other expense in 2009, mainly as a result of the cost of private placement of $24,794,842 related to the July 2009 Financing.

Net Income. We had a net loss of $30,915,068 for the three-month period ended September 30, 2009, as compared to net income of $1,144,737 for the same period in 2008.  The decrease in net income is primarily attributable to incurrence of other expense discussed above.

Results of Operations--Nine month period ended September 30, 2009 as compared to nine month period ended September 30, 2008

Revenue. During the nine-month period ended September 30, 2009, we had revenues from sales of our coal water mixture of $26,659,312 as compared to revenues of $9,156,293 during the nine-month period ended September 30, 2008, an increase of  291%.   This increase is mainly attributable to the increased production from the production line added in early 2009, which led to an increase in sales to existing customers. The annual production capacity as at September 30, 2009 was 350,000 tonnes as compared to 100,000 tonnes as at September 30, 2008.  At September 30, 2009, we had 35 customers under CWM supply agreements totaling approximately 559,000 tonnes per year, as compared to 27 customers totaling approximately tonnes of CWM per year at September 30, 2008.

Cost of Goods Sold. Cost of goods sold, consisting of raw materials, direct labor and manufacturing overhead, depreciation of plant and machinery, was $17,695,505 for the nine-month period ended September 30, 2009, as compared to $6,227,606 for the same period of 2008, an increase of 284%. The increase in cost of sales sold is in line with the increase in sales. Gross profit margin improved from 32% in 2008 to 34% in 2009 as a result of better pricing in CWM. As a result of the new production line added in early 2009, depreciation of plant and machinery for the nine-month period ended September 30, 2009 was $1,068,843 as compared to $ 175,399 for the same period last year.

Selling Expenses. Selling expenses totaled $422,405 for the nine-month period ended September 30, 2009, as compared to $7,871 for the nine-month period ended September 30, 2008, an increase of 5,366%.  This increase in selling expenses is mainly due to the increase in transportation cost of $403,444.

General and Administrative Expenses. General and administrative expenses totaled $1,452,975 for the nine-month period ended September 30, 2009, as compared to $590,719 for the nine-month period ended September 30, 2008.  This increase was primarily caused by the expenses related to the July 2009 Financing.

Income from Operations. Our income from operations for the nine months ended September 30, 2009 was $7,088,427, an increase of 304% as compared to $2,330,097 for the same period in 2008, in line with the increase in sales period over period.

Other Income (Expense). Our other income for the nine months ended September 30, 2009 decreased by 6,667%, from $525,957 in other income in 2008 to $34,840,472 in other expense in 2009, mainly as a result of the cost of private placement of $24,794,842 related to the fund raised in July 2009.

Net Income. We had a net loss of $28,807,763 for the nine-month period ended September 30, 2009, as compared to net income of $2,480,126 for the same period in 2008.  The decrease in net income is primarily attributable to incurrence of other expense discussed above.

Liquidity and Capital Resources

For the nine-month period ended September 30, 2009, we generated $5,103,069 from operating activities, as compared to $33,925 that we used in operating activities for the nine-month period ended September 30, 2008.  This increase is primarily due to the increase in revenue.

For the nine-month period ended September 30, 2009, we generated $9,254,028 in financing activities, primarily in connection with proceeds of $11,592,000 from the July 2009 Financing, as compared to $1,113,746 that we generated from financing activities during the nine-month period ended September 30, 2008, mainly from the proceeds of $1,148,491 from our financing in September 2008.

For the nine-month period ended September 30, 2009, $4,303,540 was used in investing activities, mainly related to prepayments and deposits for the construction of our new Shenyang production plant, as compared to $1,533,283  used in investing activities for the nine-month period ended September 30, 2008.

As of September 30, 2009, we had cash of $13,970,487.  Our total current assets were $21,743,815 and our total current liabilities were $1,805,800, which resulted in a net working capital of $19,938,015.

Capital Resources

On July 2009, we raised approximately $11.6 million of gross proceeds in the July 2009 Financing.

We believe that we have sufficient cash flow to meet our obligations on a timely basis in the foreseeable future.

Contractual Obligations

We have certain commitments that include future payments. We have presented below a summary in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual obligations:
Capital expenditure commitment	$1,010,397	1,010,397	-	-	-
Operating Leases	$328,013	-	123,005	70,288	134,720
Coal inventory purchase agreement	$-	-	-	-	-
Debt repayment and interest on debt	$14,777,420	-	14,777,420	-	-
Total contractual obligations:	$16,115,830	1,010,397	14,900,425	70,288	134,720

Operating lease amounts include minimum lease payments under our non-cancelable operating leases for our office premises and production plants.  The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

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

Exchange Rates

Suo’ang New Energy and Suo’ang BST maintain their books and records in Renminbi (“RMB”), the lawful currency of the PRC.  In general, for consolidation purposes, the Company translates the assets and liabilities of Suo’ang Newe Energy and Suo’ang BST into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period.  Adjustments resulting from the translation of their financial statements are recorded as accumulated other comprehensive income.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	September 30, 2009	December 31, 2008	September 30, 2008
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1:RMB6.8290	USD1:RMB6.8346	USD1:RMB6.8183

Amounts included in the statement of operations, statement of changes in stockholders' equity and statement of cash flows for the period/ year ended	USD1:RMB6.8329	USD1:RMB7.0671	USD1:RMB7.0615

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Such conclusion was based on the following: (i) since his engagement in December 2008, our current Chief Financial Officer has been tasked with monitoring and supervising our disclosure controls and procedures; (ii) since December 2008, we have hired three additional staff members to supplement our accounting department; and (iii) in  October, 2009, we engaged the Beijing office of Ernst & Young as outside consultant to assist with evaluating and improving accounting system and working process (including internal audit and material transaction review and verification process) to strengthen the timeliness and efficiency of our disclosure and internal controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three-month period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2006, we decided to solely focus on the research, development, production, marketing and sale of CWM and accordingly phased out our COPO resin products business in January 2007.  We signed our first sales contracts for CWM in early 2007, completed our first CWM production line in June 2007, and commenced production and distribution of CWM in July 2007.  While we have also recently increased our annual production capacity to 600,000 tonnes, our operating history as a CWM producer is fairly brief, and we cannot assure you that our operations will be able to generate sufficient revenue to continue our operations or that the CWM business will be profitable.

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

We control Suo’ang BST by means of contractual arrangements rather than actual ownership. If the PRC government determines that these contractual arrangements do not comply with applicable regulations, our control of Suo’ang BST may be adversely effected.

We control Suo’ang BST through contractual arrangements between Suo’ang BST and Suoke Clean Energy that allow us to substantially control Suo’ang BST. We cannot assure you, however, that we will be able to enforce these contracts. Although we believe we comply with current Chinese regulations, and have been advised by our PRC counsel that, in their opinion, the contractual arrangements with Suo’ang BST comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, we cannot assure you that the Chinese government would agree that these operating arrangements comply with Chinese licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If the Chinese government determines that we do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

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

Because we derive revenue from Suo’ang BST pursuant to the consulting services agreement with Suo’ang BST, the termination of this agreement may severely and detrimentally affect our financial performances.

We derive revenue on dividend payments from Suoke Clean Energy after it receives payments from Suo’ang BST pursuant to the consulting services agreement which forms a part of the contractual arrangements between Suoke Clean Energy and Suo’ang BST. The consulting services agreement may be terminated by written notice of Suoke Clean or Suo’ang BST in the event that: (a) one party causes a material breach of the agreement, provided that if the breach does not relate to a financial obligation of the breaching party, that party may attempt to remedy the breach within 14 days following the receipt of the written notice; (b) one party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (c) Suoke Clean Energy terminates its operations; (d) Suo’ang BST’s business license or any other license or approval for its business operations is terminated, cancelled or revoked; or (e) circumstances arise which would materially and adversely affect the performance or the objectives of the agreement.

Additionally, Suoke Clean Energy may terminate the consulting services agreement without cause. Because neither we nor our subsidiaries own equity interests of Suo’ang BST, the termination of the consulting services agreement would sever our ability to continue receiving payments from Suo’ang BST. While we are currently not aware of any event or reason that may cause the consulting services agreement to terminate, we cannot assure you that such an event or reason will not occur in the future. In the event that the consulting services agreement is terminated, this may have a severe and detrimental effect on our financial performances, which, in turn, may affect the value of your investment.

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

We derive revenue on payments from Suo’ang BST under its contractual arrangements with Suoke Clean Energy. The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Government control of currency conversion may affect the value of your investment.” Furthermore, if Suo’ang BST incurs debt on its own in the future, the instruments governing the debt may restrict its ability to make payments. If we are unable to receive all of the revenues from Suo’ang BST’s operations through the contractual arrangements, this may severely and detrimentally affect our financial performances.

Uncertainties with respect to the PRC legal system could adversely affect us.

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

All of the assets of Suo’ang New Energy and Suo’ang BST are located in, and all of our other senior executive officers reside within, China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers and directors not residing in the United States, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts. As a result, our public shareholders may have substantial difficulty in protecting their interests through actions against our management or directors than would shareholders of a corporation with assets and management members located in the United States.

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

As of October 28, 2009, our management and their affiliated entities own approximately 35% of our outstanding common shares, representing approximately 35% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As reported in our current reports on Form 8-K filed with the Securities and Exchange Commission on July 8, 2009 and July 22, 2009, we sold approximately $11.6 million in aggregate principal amount of 10% senior secured convertible notes and warrants to purchase up to approximately 30.5 million shares of common stock to several institutional and/or accredited investors, in a private placement pursuant to Regulation D promulgated under the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Securities Holders.

On September 21, 2009, we held an annual meeting of our shareholders (the “Annual Meeting”) for the following three purposes:

Re-election of Directors

The first purpose of the Annual Meeting was to re-elect six directors to serve until the 2010 annual meeting of shareholders.  Each of the six director-nominees was re-elected by casting of the following votes:

Name of Nominee	FOR	AGAINST	ABSTENTION

Baowen Ren	60,157,513	205	1,500
Wenjie Zhang	60,157,688	30	1,500
Peng Zhou	60,157,513	205	1,500
Bennet P. Tchaikovsky	60,156,513	205	1,500
Zidong Cao	60,157,513	205	1,500
Yong Li	60,157,513	205	1,500

Ratification of Auditors

The second purpose of the Annual Meeting was to ratify the appointment of Weinberg & Company P.A. as our independent registered public accounting firm for the 2009 fiscal year, which appointment was ratified by casting of the following votes:

FOR	AGAINST	ABSTENTION

60,158,013	30	1,175

Increase of Number of Authorized Shares of Common Stock

The third purpose of the Annual Meeting was to approve an amendment of our Articles of Incorporation to increase the total number of authorized shares of common stock from 200,000,000 shares to 300,000,000 shares, which was approved by casting of the following votes:

FOR	AGAINST	ABSTENTION

59,874,660	279,322	5,235

Item 5. Other Information.

None

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement by and between Endo Networks, Inc. (“Endo”), the Majority Shareholders of Endo, Hangson Ltd. (“Hangson”) and the Shareholders of Hangson dated October 18, 2006 (1)

3.1	Articles of Incorporation of Endo Networks, Inc., a Nevada corporation, as amended. *

3.2	Bylaws of Endo (3)

3.3	Text of Amendment to the Bylaws (4)

4.1	Form of 18% Secured Convertible Debenture (8)

4.2	Form of Warrant issued in connection with the 18% Secured Convertible Debenture (8)

4.3	Form of Warrant issued to Ancora Securities, Inc. (8)

4.4	Non-statutory Stock Option Agreement by and between Registrant and Hon Wan Chan dated December 15, 2008 (10)

4.5	Form of 10% Senior Secured Convertible Note (13)

4.6	Form of Warrant issued in connection with the 10% Senior Secured Convertible Note (13)

10.1	Asset and Share Purchase Agreement by and between Registrant and Peter B. Day (for Endo Canada) (2)

10.2	Securities Purchase Agreement by and among Registrant, Peng Zhou and Shaanxi Suo’ang New Energy Enterprise Co., Ltd. dated June 30, 2008 (7)

10.3	Securities Purchase Agreement by and among Registrant and two institutional and accredited investors dated September 16, 2008 (8)

10.4	Securities Purchase Agreement by and among Registrant and four institutional and accredited investors dated September 19, 2008 (9)

10.5	Employment Agreement by and between Registrant and Hon Wan Chan dated December 15, 2008 (10)

10.6	Form of Director Offer Letter with Bennet P. Tchaikovsky (10)

10.7	Form of Indemnity Agreement by and between Registrant and Bennet P. Tchaikovsky (10)

10.8	Form of Exchange and Amendment Agreement by and among Registrant and six institutional and accredited investors (11)

10.9	Securities Purchase Agreement by and among Registrant and several institutional and accredited investors dated July 2009 (13)

10.10	Form of Director Offer Letter with Yong Li (14)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

99.1	Consulting Services Agreement by and between Hangson and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Suo’ang BST”) dated August 18, 2006 (3)

99.2	Equity Pledge Agreement by and among Hangson, Suo’ang BST and Suo’ang BST’s Majority Shareholders dated August 18, 2006 (3)

99.3	Operating Agreement by and among Hangson, Suo’ang BST and Suo’ang BST’s Majority Shareholders dated August 18, 2006 (3)

99.4	Proxy Agreement by and between Hangson and Suo’ang BST’s Majority Shareholders dated August 18, 2006 (3)

99.5	Option Agreement between Hangson and Suo’ang BST’s Majority Shareholders dated August 18, 2006 (3)

99.6	Agreement by and between Suo’ang BST and Hanzhong Si Xiong Ke Chuang Business Co. Ltd. (“Hangzhong”) (3)

99.7	Supplementary Agreement by and between Suo’ang BST and Hanzhong dated March 25, 2007 (5)

99.8	Contract for Technology Transfer between Suo’ang BST and HanZhongWeiDa Commercial Company Limited (“HangZhongWeiDa”) dated December 25, 2006 (5)

99.9	Contract for Technology Transfer between Suo’ang BST and HanZhongWeiDa dated January 10, 2007 (5)

99.10	Amendment to Consulting Services Agreement by and between Hangson and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Suo’ang BST”) dated June 30, 2009 (12)

99.11	Amendment to Equity Pledge Agreement by and among Hangson, Suo’ang BST and Suo’ang BST’s Majority Shareholders dated June 30, 2009 (12)

99.12	Agreement to Transfer of Operating Agreement among Hangson, Suoke SCE, Suo’ang BST, Suo’ang BST’s Majority Shareholders and Sino Clean dated June 30, 2009 (12)

99.13	Designation Agreement among Hangson, Suoke SCE, Suo’ang BST, Suo’ang BST’s Majority Shareholders and Sino Clean dated June 30, 2009 (12)

99.14	Agreement to Transfer of Option Agreement among Hangson, Suoke SCE, Suo’ang BST, Suo’ang BST’s Majority Shareholders and Sino Clean dated June 30, 2009 (12)

*      Filed herewith

(1)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2006 and incorporated herein by reference.

(2)	Filed as Exhibit A of Registrant’s Schedule 14A filed with the SEC on August 8, 2006 and incorporated herein by reference.

(3)	Filed as Exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2006 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006 and incorporated herein by reference.

(5)	Filed as Exhibits to the Registrant’s Annual Report on Form 10-KSB filed with the SEC on May 3, 2007 and incorporated herein by reference.

(6)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2007 and incorporated herein by reference.

(7)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2008 and incorporated herein by reference.

(8)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2008 and incorporated herein by reference.

(9)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2008 and incorporated herein by reference.

(10)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2008 and incorporated herein by reference.

(11)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2009 and incorporated herein by reference.

(12)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2009 and incorporated herein by reference.

(13)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009 and incorporated herein by reference.

(14)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2009 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO CLEAN ENERGY INC. (Registrant)

Date: November 16, 2009	By:	/s/ Baowen Ren
Baowen Ren Chief Executive Officer