Form 10-K
period 2009-12-31
Sino Clean Energy Inc
filed 2010-04-09
CIK 1120096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-51753

SINO CLEAN ENERGY INC.

(Exact name of Registrant as specified in its charter)

Nevada	75-2882833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1605, Suite B, Zhengxin Building No. 5 Gaoxin 1st Road, Gaoxin District Xi’an, Shaanxi Province, PRC	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: +86-29-82091099

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

As of June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $11,596,908 based on a closing price of $0.33 per share of common stock as reported on the Over-the-Counter Bulletin Board on such date.

On March 31, 2010, we had 165,562,494 shares of common stock issued and outstanding.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2009

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

PART I
ITEM 1.  BUSINESS

Overview

Sino Clean Energy Inc. (sometimes referred to in this annual report as “Company”, “we” or “our”) is a holding company that, through its subsidiaries, is a leading third party commercial producer and distributor of coal-water slurry fuel (“CWSF”) in China. CWSF is a clean fuel that consists of fine coal particles suspended in water.  Our CWSF products are mainly used to fuel boilers and furnaces to generate steam and heat for residential and industrial applications.  We sell our products in China and our customers include industrial, commercial, residential and government organizations. Our strong reputation in the CWSF industry in China, together with our established track record for consistently delivering products in large quantities, has enabled us to expand our customer base.  We primarily use washed coal to produce CWSF. We acquire the raw materials for each of our production facilities primarily from three nearby coal mines.  We have established strong relationships with our suppliers and our ability to purchase large quantities of raw materials has allowed us to achieve favorable pricing and delivery terms.

Until November 12, 2009, all of our business operations were conducted through Shaanxi Suo’ang Biological Science & Technology Co., Ltd., a PRC company (“Suo’ang BST”) that we controlled through contractual arrangements designed to comply with the law of People’s Republic of China (“PRC” or “China”) and Suo’ang BST’s PRC subsidiary, Shaanxi Suo’ang New Energy Enterprise Co., Ltd. (“Suo’ang New Energy”).  Beginning in June 2009, we effected a reorganization of our corporate structure in order to make Suo’ang New Energy wholly owned.  Pursuant to such reorganization, our business is now operated by Suo’ang New Energy through our indirect wholly-owned subsidiary Tongchuan Suoke Clean Energy Co., Ltd., a PRC limited liability company (“Suoke Clean Energy”), which is incorporated under PRC law and wholly owned by Wiscon Holdings Limited, a Hong Kong company (“Wiscon”), our directly owned Hong Kong subsidiary/holding company, which was incorporated in 2006 and acquired by us in June 2009.  On September 27, 2009, we received approval from the Tongchuan Bureau of Commerce for the transfer of all of Suo’ang New Energy’s equity interests to Suoke Clean Energy.  With the approval, Suo’ang New Energy has become a “domestic PRC enterprise wholly-owned by a wholly-foreign owned enterprise.”  Registration of the approval with the Tongchuan Administration of Industry and Commerce, the final step in completing this reorganization, was completed on November 12, 2009.  On October 12, 2009, Suo’ang New Energy established Shenyang Sou’ang Energy Co., Ltd., a wholly-owned PRC subsidiary(“Shenyang Energy”), to conduct the CWSF business in Shenyang, Liaoning Province.

Corporate Organization and History

We were originally incorporated in Texas as “Discount Mortgage Services, Inc.” on July 11, 2000. In September 2001, we purchased Endo Networks, Inc., a Canadian software developer, and changed our name to “Endo Networks, Inc.” on November 5, 2001. We re-domiciled to the State of Nevada on December 13, 2001.

On October 20, 2006 we consummated a share exchange transaction with Hangson, a British Virgin Islands company, the stockholders of Hangson and a majority of our stockholders.  We issued a total of 26,000,000 shares of our common stock to the Hangson Stockholders and a consultant in the transaction, in exchange for 100% of the common stock of Hangson.  As a result of the transaction we became engaged in the CWSF business, through the operations of Suo’ang BST and Suo’ang New Energy.  On January 4, 2007, we changed our name from “Endo Networks, Inc.” to “China West Coal Energy Inc.”, and then on August 15, 2007, we changed our name again to our present name, “Sino Clean Energy Inc.” to better reflect the direction and business of the Company

Hangson did not conduct any substantive business operations of its own, but from August 2006 to June 30, 2009, controlled Suo’ang BST, a PRC company and Suo’ang BST’s 80%-owned subsidiary Suo’ang New Energy.  From June 30, 2008 to November 12, 2009 Hangson owned 20% of Suo’ang New Energy.  Hangson controlled Suo’ang BST through a series of contractual arrangement.

Beginning in June 2009, we effected a reorganization of our corporate structure in order to make Suo’ang New Energy a wholly-owned subsidiary (the “2009 Reorganization”).  On June 30, 2009, we were a party to a series of agreements (collectively the “Transfer Agreements”) transferring the contractual arrangements, through which Hangson controlled Suo’ang BST, to Suoke Clean Energy.

On September 15, 2009, Suo’ang BST and Hangson entered into a share transfer agreement with Suoke Clean Energy pursuant to which Suo’ang BST and Hangson transferred 100% of the equity interests in Suo’ang New Energy to Suoke Clean Energy.  On September 27, 2009, the Tongchuan Bureau of Commerce approved the transfer of all of Suo’ang New Energy’s equity interests to Suoke Clean Energy.  Registration of the approval of the equity transfer with the Tongchuan Administration of Industry and Commerce, which was a condition to the closing of the Share Transfer, was completed on November 12, 2009.  As a result of receiving the required approval and registration the share transfer transaction was closed and we were able, through Suoke Clean Energy to own 100%of the equity interests of  Suo’ang New Energy.  On October 12, 2009, Suo’ang New Energy established a wholly-owned subsidiary to conduct the CWSF business in Shenyang, Liaoning Province.

On December 31, 2009, we entered into a series of termination agreements to terminate the contractual arrangements by and among Suoke Clean Energy, Suo’ang BST and certain stockholders of Suo’ang BST.  We no longer needed to keep such contractual arrangements in place due to the fact that Suo’ang BST was no longer engaged in any substantial business operations. In connection with the termination agreements, certain assets held by Suo’ang BST, such as, office equipment, vehicles, bank deposits, accounts receivable, were transferred to Suoke Clean Energy. Employees of Suo’ang BST signed new employment contracts with Suoke Clean Energy. All rights and obligations under certain business operation agreements and technology cooperation contracts between Suo’ang BST and third parties were assigned to Suo’ang New Energy.

On December 31, 2009, Hangson transferred all of its equity interests in Wiscon to us.  Since Hangson had no substantive operations of its own after the transfer and termination of the contractual arrangements, we dissolved Hangson on December 31, 2009.

Wiscon Holdings Limited

Wiscon is a limited liability company incorporated in Hong Kong under the Companies Ordinance on September 4, 2006 and Hangson acquired all of its issued and outstanding equity interests on June 30, 2009. On December 31, 2009, Hangson transferred all of its equity interests in Wiscon to Sino Clean Energy Inc. As a result, Wiscon became a direct wholly-owned subsidiary of Sino Clean Energy Inc.

Current Corporate Structure

Prior to the 2009 Reorganization, our corporate structure was as follows:

As a result of the 2009 Reorganization, our current organizational structure is as below:

Our Products

Coal water mixture, or CWSF, is a viscous, heavy liquid fuel that is produced by mixing grounded coal, water and chemical additives.  CWSF can be stored, pumped and burned as a substitute for oil or gas in properly modified furnaces or boilers.  In general, CWSF is cheaper than, but has combustion thermal efficiency similar to, oil or gas. CWSF burns cleaner than coal, and is free of coal dust or the danger of spontaneous combustion during transportation and storage.

China is a large producer and consumer of coal and will remain so for the foreseeable future. To address environmental concerns from the use of coal, the Chinese central government in August 1995 formulated the “9th Five-Year Plan for Clean Coal Technology in China and a Development Program to 2010,” which emphasizes the need to strengthen research and development of clean coal technologies and to promote commercialization of proven clean coal technologies. CWSF is one such proven technology which already has the support and endorsement of a number of local governments throughout China. For example, the municipal government of Tongchuan, where our plant is located, adopted resolutions on June 27, 2008 requiring all existing coal furnaces within city limits to be replaced by CWSF furnaces or other clean energy furnaces by 2012, and requiring all new furnaces to use CWSF as fuel effective immediately. The city has established a working group headed by both the deputy mayor and the director of the local environmental protection bureau to promote CWSF, and has designated RMB six million of its annual budget from 2008 to 2012 for subsidies and grants to facilitate the switch from coal to CWSF.  Other cities that are actively promoting CWSF include Dongguan in Guangdong Province, one of China’s manufacturing bases, and Nanchang, the provincial capital of Jiangxi Province. Both cities have adopted resolutions (Dongguan in May 26, 2008 and Nanchang in August 19, 2008) similar to those of Tongchuan that first encourage and then mandate the switch from coal to CWSF. Additionally, both of these cities seek to establish and foster a CWSF production industry within their borders.

Suo’ang BST began studying market demands for CWSF and the feasibility of a CWSF business in 2004. On May 8, 2006, Suo’ang BST established Suo’ang New Energy as a subsidiary for the purpose of engaging in the research, development, production and sale of CWM.  Suo’ang BST entered into its first sales contracts for CWSF in January 2007, and commenced CWSF production in July 2007.

Our Production Plant

Our CWSF production plant is located in the city of Tongchuan, north of Xi’an, the ancient capital of China and the provincial capital of Shaanxi Province. We produce CWSF by mixing coal with water and certain chemical additives as follows:

The entire manufacturing process is controlled by and monitored from a computerized central control system, which, among other things, measures and dispenses the exact amount of water and chemical additives for each production cycle to ensure that each batch of CWSF is consistent in quality with all other batches that we produce.

The plant was completed in July 2007 with an annual production capacity of 100,000 metric tons (“tonnes”). Recently, we completed the installation of a fluid acoustic energy CWSF system, which we purchased from Zhejiang Jinggong Group, an unrelated third party vendor. The system’s technology simplifies the mixing process of the ingredients of CWSF, thereby reducing the overall amount of raw materials required while increasing the production volume as compared to the traditional production method. The system’s technology also prevents sedimentation that can result from long-distanced transportation of CWSF under the traditional production method, which can impact its combustion and heating proficiencies. The system is now operational.

Our Customers

CWSF is sold and distributed directly to our customers. Suo’ang New Energy entered into its first sales contracts for CWSF in January 2007, and as of December 31, 2009, we had over 30 customers, one of which is in Shenyang and accounted for approximately 14% of our total sale. None of our other customers accounted for more than 10% of our total sales.

We sell CWSF on a per tonne basis, and our sales are net of applicable sales taxes. Customers generally enter into one-year supply contracts with Suo’ang New Energy, pursuant to which they make monthly payments of the total sales in an agreed amount.  As we are dependent on one major customer, Shenyang Haizhong, for a substantial portion of our revenues, nonrenewal or termination of our contract with this customer would have a materially adverse effect on our revenues. In the event that our major customer does not renew or terminates our contract, there can be no assurance that we will be able to obtain another supply contract similar in scope. Additionally, there can be no assurance that our business will not remain largely dependent on a limited customer base accounting for a substantial portion of our revenues.

Suo’ang New Energy also acts as an agent for Qingdao Haizhong Industry Inc., an unrelated third-party manufacturer of boilers that are compatible with our CWSF, and receives commission for sales of such boilers.

As CWSF is still a relatively new industry, we look for opportunities to participate in energy-related tradeshows and government-sponsored events to promote CWSF generally and our Company specifically. We regularly give on-site presentations at our plant to visiting dignitaries at the request of the Tongchuan Municipal Government. We participated in the “Popularizing CWSF and Enhancing Energy Conservation and Pollutants Reduction Conference ” held in Xi’an on March 27, 2008 and the first “Clean Fuel Popularization Conference” sponsored by Shaanxi Province Environmental Protection Bureau on March 13, 2008.  In April 2009, we participated in the Investment & Trade Forum for Cooperation between Eastern & Western China in Xi’an.

Competition

We are the third largest CWSF producer in China, as measured by CWSF production capacity, with an early-mover advantage and strong business relationships.  We believe that we are able to differentiate ourselves from our competitors by building track records and reputation for high quality of product and services, by securing long-term customer contracts in each of the target markets, and by selectively expanding into new regional markets.

Currently there are 40 to 50 active CWSF suppliers in the Chinese CWSF market. Most CWSF suppliers had a commercialized sales volume of lower than 100,000 tons in 2008 and in 2009.

Competition is mainly based on establishing a large and stable customer base, building capacity near large customers, maintaining good, long-term relationship with large customers, and gaining more market share as most suppliers are not competing on a regional level.

The CWSF industry is still at an early stage in China and we have thus far experienced limited competition from domestic CWSF producers.

China represents a potentially lucrative market for international competitors, many of whom may seek to enter the PRC market. We believe that there are currently no foreign competitors with a material presence in the CWSF industry in China.

Sources and Availability of Raw Materials and Our Principal Suppliers

CWSF is made from coal, water and additives. We provide additive suppliers with coal samples and additive suppliers in turn change and adjust the formula in accordance with our instructions.

Coal is the primary raw material used to produce CWSF and accounted for approximately 82% of our cost of goods sold as of December 31, 2009.

We source raw materials from nearby coal suppliers for each of our production facilities. Coal is widely available in China and we maintain long-term relationships with three key suppliers.  To minimize purchasing and logistics costs, we source coal from suppliers as close as possible to our production facilities.  We generally enter into one-year contracts with these suppliers that set forth the purchase volume but not the pricing terms. We determine raw material prices based on arm’s-length negotiations with our suppliers shortly prior to delivery with reference to market prices.  Our reputation as a dependable counterparty enables us to obtain a stable and low-cost supply of raw material coal for our production facilities. Our long-standing supplier relationships provide us with a competitive advantage in China, and we intend to broaden these relationships to parallel our efforts to increase the scale of our production facilities, thereby maintaining a diverse supplier network while leveraging our purchasing power to obtain favorable pricing and delivery terms.

The following table sets forth a summary, for the periods indicated, of the aggregate amounts of coal used in our operations:

	Year ended December 31,
	2008	2009
	(in tons)
Coal	10,8824.34	321,958.89

For 2008 and 2009, we have four coal suppliers. Our two largest coal suppliers accounted for 85 % and 12 % of coal purchase, respectively. Suppliers are generally paid upon delivery with a varying level of deposit.

Intellectual Properties and Licenses

We currently do not own any intellectual property rights.  We may, however, enter into confidentiality, non-compete and invention assignment agreements with our employees and consultants and nondisclosure agreements with third parties.  While CWSF and its manufacturing process is not patented or patentable, nevertheless, we may at times be involved in litigation based on allegations of infringement or other violations of intellectual property rights.  Furthermore, the application of laws governing intellectual property rights in the PRC is uncertain and evolving and could involve substantial risks to us.

Government Approval and Regulation of Our Principal Products or Services

The Environmental Protection Law of the PRC governs us and our CWSF products.  The Environmental Protection Law, promulgated by the National People’s Congress on December 26, 1989, is the cardinal law for environmental protection in China. The law establishes the basic principle for coordinated advancement of economic growth, social progress and environmental protection, and defines the rights and duties of governments at all levels. Local environmental protection bureaus may set stricter local standards than the national standards and enterprises are required to comply with the stricter of the two sets of standards. The Environmental Protection Law requires any entity operating a facility that produces pollutants or other hazards to incorporate environmental protection measures into its operations and to establish an environmental protection responsibility system, which must adopt effective measures to control and properly dispose of waste gases, waste water, waste residue, dust or other waste materials.

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

The Company endeavors to ensure the safe and lawful operation of its facilities in manufacturing and distribution of CWSF and believes it is in compliance in all material respects with applicable PRC laws and regulations.

No enterprise may start production at its facilities until it receives approval from the Ministry of Commerce to begin operations. Suo’ang New Energy and Shenyang Energy currently have the requisite approval and licenses from the Ministry of Commerce in order to operate our production facilities.

Research and Development

Our CWSF manufacturing technology was developed in-house by our research and development department. Our research and development team comprises of three (3) professionals, one of whom is an external expert.  We have engaged two university institutes for CWSF research projects and we plan to continue our research and development efforts to strengthen our leading position in the CWSF market in China.  We are currently developing new specialty CWSF products and we have also conducted research on and implemented new CWSF production methods by adopting new additives.

We have entered into two technology cooperation agreements with School of Chemistry and Chemical Engineering of Shaanxi Normal University (“Normal University”) and School of Energy and Power Engineering of Xi’an Jiao Tong University (“Jiao Tong University”) in 2009.  Normal University agreed to develop two types of CWSF additive for the Company prior to March 31, 2012; the total amount of development fee was RMB2,000,000.  We entrusted Jiao Tong University to develop three types of special CWSF prior to September 30, 2010; the total amount of development fee was RMB3,000,000. Both agreements indicate that any intellectual property arising from such developments shall belong to us.

Our research and development efforts have generated technological improvements that have been instrumental in lowering our production costs and increasing our operational efficiency.  We believe our emphasis on research and development, innovation, and continuous improvement will enable us to maintain and expand our leading position in the industry.

Costs and Effects of Compliance with Environmental Laws

We had no environmental compliance costs in 2009 and 2008, as our use of washed coal, which is our primary raw material, and our manufacturing process are not deemed to generate pollutant emissions or discharges under applicable PRC environmental regulations.

Employees

As of December 31, 2009, we had 138 employees, all of which were full time employees. During our peak season, generally from October through March, we hire approximately 40 additional temporary employees. In 2008, we had 68 employees, all of which were full time employees.

The following table shows a breakdown of our employees by functions:

Functions	Number of employees

Manufacturing	68
Sales and Marketing	15
General Administration, Purchasing	52
Research & Development	3
Total	138

None of these employees are represented by any collective bargaining agreements. We have not experienced a work stoppage. Management believes our employees have loyalty to the Company.

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

We have a relatively limited operating history.  We commenced operations of our CWSF business in 2007.  Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the coal products and alternative energy industry in China. Our limited history for producing CWSF may not serve as an adequate basis to judge our future prospectus and results of operations. Our operations are subject to all of the risks, challenges, complications and delays frequently encountered in connection with the operation of any new business, as well as those risks that are specific to the CWSF industry. Investors should evaluate us in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, and technologies. Despite best efforts, we may never overcome these obstacles to financial success.

Our production and sale of CWSF is dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for the provision of coal on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or result in sales or profit. If we fail to execute on our business plan, there could be a material adverse effect on our operations.

If we require additional financing to execute our business plan, we may not be able to find such financing on satisfactory terms or at all.

The revenues from the sales of CWSF may not be adequate to support the expansion of our business. We may still need substantial additional funds to build and maintain new production facilities, pursue research and development activities, obtain necessary regulatory approvals and market our business. While we may seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources, there are no assurances that future funding will be available on favorable terms or at all. If additional funding is not obtained, we may need to reduce, defer or cancel any plans of expansion, including overhead expenditures, to the extent necessary. The failure to fund our capital requirements as they arise would have a material adverse effect on our business, financial condition and results of operations.

Our business and results of operations are dependent on the PRC coal markets, which may be cyclical.

As all of our revenue is derived from sales of CWSF, our business and operating results are substantially dependent on the domestic supply of coal, especially washed coal. The PRC coal market is cyclical and exhibits fluctuation in supply and demand from year to year and is subject to numerous factors beyond our control, including, but not limited to, the economic conditions in the PRC, the global economic conditions and fluctuations in industries with high demand for coal, such as the power and steel industries. Fluctuations in supply and demand for coal have effects on coal prices which, in turn, affect our operating and financial performance. The demand for coal is primarily affected by the overall economic development and the demand for coal from the electricity generation, steel and construction industries. The supply of coal, on the other hand, is primarily affected by the geographical location of the coal supplies, the volume of coal produced by domestic and international coal suppliers, and the quality and price of competing sources of coal. Alternative fuels such as natural gas, oil and nuclear power, alternative energy sources such as hydroelectric power, and international shipping costs also have effects on the market demand for coal. Excess demand for coal may have an adverse effect on coal prices which would, in turn, cause a decline in our profitability. A significant increase in domestic coal prices could also materially and adversely affect our business and results of operations.

We rely on a limited number of third-party suppliers for our supply of coal and the loss of any such supplier could have a material adverse effect on our operations.

We are dependent upon our relationships with local third parties for our supply of coal.  Five suppliers provided 100% of the coal we used to produce CWSF in 2007, 2008 and 2009 and our single largest supplier provided 70%, 93%, and 85%, respectively.  Suppliers are generally paid upon delivery with a varying level of deposit up to 2 months and we generally enter into one-year contracts with our suppliers.  While we expect to increase the number of suppliers we use as our business expands, if any of these suppliers, and in particular our largest supplier, terminate their supply relationship with us we may be unable to procure sufficient amounts of coal to fulfill our demand.  If we are unable to obtain adequate quantities of coal to meet the demand for our CWSF product, our customers could seek to purchase products from other suppliers, which could have a material adverse effect on our revenues.

In the past we have derived a significant portion of our sales from a few large customers.  If we were to lose any such customers, our business, operating results and financial condition could be materially and adversely affected

Our customer base has been highly concentrated.  As of December 31, 2009, we had 27 customers all within Shaanxi Province.  In 2007, 2008 and 2009, our five largest customers contributed 94%, 59% and 37.36% of our total revenues, respectively, while our largest customer contributed 31%, 14% and 14% of our total revenues, respectively.  Our total number of customers is still relatively concentrated and limited, and any adverse developments to any one of their business operations could have an adverse impact on our business, operating results and financial condition.

Our business and prospects will be adversely affected if we are not able to compete effectively.

We face competition in all areas of our business. While we have no direct competitor for CWSF in Shaanxi Province where we are based, there are other CWSF producers in other areas of China that may look to expand their business into our market. Additionally, we must compete against producers of other forms of energy such as coal, natural gas and oil, which may have broader market acceptance. Some of our competitors may have greater financial, marketing, distribution and technological resources than we have, and they may have more well-known brand names in the marketplace.  If we are unable to compete effectively against our competitors, this may have a material adverse impact on our results of operations.

We depend on our key executives, and our business and growth may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our key executives. In particular, we are highly dependent upon Mr. Baowen Ren, our chairman, chief executive officer and president, who has established relationships within the industries we operate. If we lose the services of one or more of our current executive officers, we may not be able to replace them readily, if at all, with suitable or qualified candidates, and may incur additional expenses to recruit and retain new officers with industry experience similar to our current officers, which could severely disrupt our business and growth. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our suppliers or customers. Furthermore, as we expect to continue to expand our operations and develop new products, we will need to continue attracting and retaining experienced management and key research and development personnel.

Competition for qualified candidates could cause us to offer higher compensation and other benefits in order to attract and retain them, which could have a material adverse effect on our financial condition and results of operations. We may also be unable to attract or retain the personnel necessary to achieve our business objectives, and any failure in this regard could severely disrupt our business and growth.

Our business will suffer if we cannot obtain, maintain or renew necessary permits or licenses.

All PRC enterprises in the CWSF industry are required to obtain from various PRC governmental authorities certain permits and licenses, including, without limitation, a business license. We have obtained permits and licenses required for the production and distribution of CWSF. Failure to obtain all necessary approvals/permits may subject us to various penalties, such as fines or being required to vacate from the facilities where we currently operate our business.

These permits and licenses are subject to periodic renewal and/or reassessment by the relevant PRC government authorities and the standards of compliance required in relation thereto may from time to time be subject to change. We intend to apply for renewal and/or reassessment of such permits and licenses when required by applicable laws and regulations, however, we cannot assure you that we can obtain, maintain or renew the permits and licenses or accomplish the reassessment of such permits and licenses in a timely manner. Any changes in compliance standards, or any new laws or regulations that may prohibit or render it more restrictive for us to conduct our business or increase our compliance costs may adversely affect our operations or profitability. Any failure by us to obtain, maintain or renew the licenses, permits and approvals, may have a material adverse effect on the operation of our business. In addition, we may not be able to carry on business without such permits and licenses being renewed and/or reassessed.

We may suffer losses resulting from industry-related accidents and lack of insurance.

Our manufacturing facilities may be affected by water, gas, fire or structural problems. As a result, we, like other coal-based products companies, may experience accidents that will cause property damage and personal injuries. Although we have implemented safety measures for our production facilities and provided on-the-job training for our employees, there can be no assurance that accidents will not occur in the future. Additionally, the risk of accidental contamination or injury from handling and disposing of our product cannot be completely eliminated. In the event of an accident, we could be held liable for resulting damages.

Although some of our production line equipments and vehicles are covered by property insurance, we do not currently maintain fire, casualty or other property insurance covering our properties, equipment or inventories.  In addition, we do not maintain any business interruption insurance or any third party liability insurance to cover claims related to personal injury, property or environmental damage arising from accidents on our properties, other than third party liability insurance with respect to vehicles. Any uninsured losses and liabilities incurred by us could exceed our resources and have a material adverse effect on our financial condition and results of operations.

Our operations are subject to a number of risks relating to the PRC.

We are also subject to a number of risks relating to the PRC, including the following:

•
The PRC government currently supports the development and operation of clean coal technology such as CWSF. If the PRC government changes its current policies that are currently beneficial to us, we may face significant constraints on our flexibility and ability to expand our business operations or to maximize our profitability;

•
Under current PRC regulatory requirements, projects for the development of CWSF require approval of the PRC government. If we are required to undertake any such projects for our growth or for cost reduction and we do not obtain the necessary approval on a timely basis or at all, our financial condition and operating performances could be adversely affected;

•
The PRC government has been reforming, and is expected to continue to reform its economic system. Many of the reforms are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of the reform measures. This refining and readjustment process may not always have a positive effect on our operations. Our operating results may be adversely affected by changes in China’s economic and social conditions and by changes in policies of the PRC government such as changes in laws and regulations (or the interpretation thereof), imposition of additional restrictions on currency conversion and reduction in tariff protection and other import restrictions;

•
Since 1994, the conversion of RMB into foreign currencies, including Hong Kong and U.S. dollars, has been based on rates set by the People’s Bank of China, or PBOC, which are set daily based on the previous day’s PRC interbank foreign exchange market rate and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RMB to U.S. dollars has generally been stable. On July 21, 2005, however, PBOC announced a reform of its exchange rate system. Under the reform, RMB is no longer effectively linked to US dollars but instead is allowed to trade in a tight 0.3% band against a basket of foreign currencies. Any devaluation of the RMB may adversely affect the value of our shares and dividends payable thereon as we receive our revenues and denominate our profits in RMB. Our financial condition and operating performance may also be affected by changes in the value of certain currencies other than RMB in which our earnings and obligations are denominated. In particular, a devaluation of the RMB is likely to increase the portion of our cash flow required to satisfy any foreign currency-denominated obligations; and

•
Since 1997, many new laws and regulations covering general economic matters have been promulgated in the PRC. Despite this activity to develop the legal system, the PRC’s system of laws is not yet complete. Even where adequate law exists, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of PRC’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation. In addition, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes.

Competitors may develop and market products that are less expensive, more effective or safer, making CWSF obsolete or uncompetitive.

Some of our competitors and potential competitors may have greater product development capabilities and financial, scientific, marketing and human resources than we do. Technological competition from other alternative energy companies is intense and is expected to increase.  Other companies have developed technologies that could be the basis for competitive products. Some of these products may be more effective and are less costly than CWSF. Over time, CWSF may become obsolete or uncompetitive, which would have a material adverse effect on our results of operations.

The commercial success of CWSF depends on the degree of its market acceptance among industrial and civil heating customers and if CWSF does not attain market acceptance, our operations and profitability would be adversely affected.

Despite the central government’s push for clean-coal technology and the support for CWSF amongst a number of municipal governments, CWSF may ultimately not gain wide market acceptance in the PRC. The degree of market acceptance of any product depends on a number of factors, including establishment and demonstration of its efficacy and safety, cost-effectiveness, advantages over alternative products, and marketing and distribution support for the product. Limited information regarding these factors is available in connection with CWSF or competitive products.

To establish wide market acceptance of CWSF, we will require a marketing and sales force with appropriate technical expertise and supporting distribution capabilities, as well as continuing governmental support for the use of CWSF. We may not be able to establish sales, marketing and distribution capabilities or enter into arrangements with third parties on acceptable terms, and our ability to influence governmental support is limited. If CWSF does not gain wide market acceptance, our ability to continue to generate or increase revenue may be limited.

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

We may be unable to maintain an effective system of internal control over financial reporting, and as a result we may be unable to accurately report our financial results.

Our reporting obligations as a public company place a significant strain on our management, operational and financial resources and systems. If we fail to maintain an effective system of internal control over financial reporting, we could experience delays or inaccuracies in our reporting of financial information, or non-compliance with the Securities and Exchange Commission, or the SEC, reporting and other regulatory requirements. This could subject us to regulatory scrutiny and result in a loss of public confidence in our management, which could, among other things, adversely affect our stock price.

Our business may be harmed because we do not carry any business insurance coverage.

The insurance industry in the PRC is still at an early stage of development. Insurance companies in the PRC offer limited business insurance products. We do not have any business liability or disruption insurance coverage for our operations. Any business disruption, litigation or natural disaster may result in our incurring substantial costs and the diversion of our resources.

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

A customer’s decision to purchase CWSF will be primarily driven by the return on investment resulting from the energy savings from CWSF. Any fluctuations in economic and market conditions that impact the viability of conventional and other alternative energy sources, such as decreases in the prices of oil and other fossil fuels could cause the demand for CWSF to decline and have a material adverse affect on our business and results of operations. Although we believe that current levels of retail energy prices support a reasonable return on investment for CWSF, there can be no assurance that future retail pricing of conventional energy and other alternative energy will remain at such levels.

Existing regulations and changes to such regulations may present technical, regulatory and economic barriers to the purchase and use of CWSF, which may significantly affect the demand for our products.

CWSF is subject to oversight and regulations in accordance with national and local ordinances and regulations relating to safety, environmental protection, and related matters. We are responsible for knowing such ordinances and regulations, and must comply with these varying standards. Any new government regulations or utility policies pertaining to our product may result in significant additional expenses to us and our customers and, as a result, could cause a significant reduction in demand for our product.

The market for CWSF is emerging and rapidly evolving, and its future success remains uncertain. If CWSF is not suitable for widespread adoption or sufficient demand for CWSF does not develop or takes longer to develop than we anticipate, our sales would not significantly increase and we would be unable to achieve or sustain profitability. In addition, demand for CWSF in the markets and geographic regions where we operate may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of CWSF and demand for our products, including:

•	cost-effectiveness of CWSF as compared with conventional and other alternative energy products and technologies;

•	performance and reliability of CWSF as compared with conventional and other alternative energy products and technologies;

•	capital expenditures by customers used to buy CWSF boilers tend to decrease if the PRC or global economy slows down; and

•	availability of government subsidies and incentives.

Risks Related to Doing Business in China

Our business operations are conducted entirely in the PRC. Because of China’s economy and its laws, regulations and policies are different from those typically found in western countries and are continually changing, we will face risks including those summarized below.

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

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Certain of our customers are PRC government entities and our dealings with them are likely to be considered to be with government officials for these purposes. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. We could suffer severe penalties if our employees or other agents were found to have engaged in such practices.

The payment of dividends in the PRC is subject to limitations. We may not be able to pay dividends to our stockholders.

We conduct all of our business through our subsidiaries incorporated in the PRC. We rely on dividends paid by these consolidated subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities established in the PRC is subject to limitations. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in the PRC, subject to certain statutory procedural requirements. Each of our PRC subsidiaries, including wholly foreign owned enterprises is also required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to their general reserves or statutory reserve fund until the aggregate amount of such reserves reaches 50.0% of their respective registered capital. Our statutory reserves are not distributable as loans, advances or cash dividends. In addition, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could materially and adversely affect our business.

All of our operations are conducted in China and all of our sales are made in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•	the amount of government involvement;

•	the level of development;

•	the growth rate;

•	the control of foreign exchange; and

•	the allocation of resources.

While the PRC economy has grown significantly since the late 1970s, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the PRC government could materially and adversely affect our business. The PRC government also exercises significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the PRC government to slow the pace of growth of the PRC economy could result in decreased capital expenditure by energy users, which in turn could reduce demand for our products.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of energy investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business and prospects.

The PRC economic cycle may negatively impact our operating results.

The rapid growth of the PRC economy before 2008 generally led to higher levels of inflation. The PRC economy has more recently experienced a slowing of its growth rate. A number of factors have contributed to this slow-down, including appreciation of the Renminbi, or RMB, the currency of China, which has adversely affected China’s exports. In addition, the slow-down has been exacerbated by the recent global crisis in the financial services and credit markets, which has resulted in significant volatility and dislocation in the global capital markets. It is uncertain how long the global crisis in the financial services and credit markets will continue and the significance of the adverse impact it may have on the global economy in general, or the Chinese economy in particular. Slowing economic growth in China could result in slowing growth and demand for our services which could reduce our revenues. In the event of a recovery in the PRC, renewed high growth levels may again lead to inflation. Government attempts to control inflation may adversely affect the business climate and growth of private enterprise. In addition, our profitability may be adversely affected if prices for our products rise at a rate that is insufficient to compensate for the rise in inflation.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us and our management.

All of the assets of Suoke Clean Energy, Suo’ang New Energy and Shenyang Energy are located in, and all of our senior executive officers reside within, China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers and directors not residing in the United States, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts. As a result, our public stockholders may have substantial difficulty in protecting their interests through actions against our management or directors than would stockholders of a corporation with assets and management members located in the United States.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive all of our revenues in RMB.  Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us.  Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements.  However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

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

We face risks related to health epidemics and outbreak of contagious disease.

Our business could be materially and adversely affected by the effects of H1N1 flu (swine flu), avian flu, severe acute respiratory syndrome or other epidemics or outbreaks. In April 2009, an outbreak of H1N1 flu (swine flu) first occurred in Mexico and quickly spread to other countries, including the U.S. and the PRC. In the last decade, the PRC has suffered health epidemics related to the outbreak of avian influenza and severe acute respiratory syndrome. Any prolonged occurrence or recurrence of H1N1 flu (swine flu), avian flu, severe acute respiratory syndrome or other adverse public health developments in the PRC may have a material adverse effect on our business and operations. These health epidemics could result in severe travel restrictions and closures that would restrict our ability to ship our products. Potential outbreaks could also lead to temporary closure of our production facilities, our suppliers’ facilities and/or our end-user customers’ facilities, leading to reduced production, delayed or cancelled orders, and decrease in demand for our products. Any future health epidemic or outbreaks that could disrupt our operations and/or restrict our shipping abilities may have a material adverse effect on our business and results of operations.

Risks Related to an Investment in Our Securities

The full conversion of certain outstanding convertible notes and the full exercise of certain outstanding warrants could result in the substantial dilution of the company in terms of a particular percentage ownership in the company as well as the book value of common stock. The sale of a large amount of common stock received upon conversion of the notes and exercise of the warrants on the public market, or the perception that such sales could occur, could substantially depress the prevailing market prices for our stock.

There are over 9 million warrants outstanding from the financings that closed in September 2008. Additionally, the convertible notes that we issued in July 2009 may currently be converted into approximately 61 million shares of common stock, and there are also over 34 million warrants that we issued in connection with the convertible notes. In the event of conversion or exercise of these securities, as their conversion and exercise prices are less than the then current market price for our common stock, a stockholder will suffer substantial dilution of his, her or its investment in terms of the percentage ownership in us as well as the book value of the shares of common stock held.

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

Our common stock are thinly traded and, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

.  Our common stock has historically been sporadically or “thinly-traded” on the OTCBB, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop on the Nasdaq Capital Market or be sustained, or that current trading levels will be sustained.

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

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  The volatility in our share price is attributable to a number of factors.  First, as noted above, our common stock are sporadically and/or thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.  Secondly, we are a speculative or “risky” investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain their current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Our corporate actions are substantially controlled by our principal stockholders and affiliated entities.

As of March 24, 2010, our management and their affiliated entities own approximately 59% of our outstanding common stock, representing approximately 59% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

The elimination of liability of our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation contains a provision that eliminates the liability of our directors to our company and stockholders to the extent allowed under Nevada law, and we are prepared to give such indemnification to our directors and officers to the extent provided by Nevada law.  We also have contractual indemnification obligations under our agreements with some of our directors. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and stockholders.

Past company activities prior to the reverse merger may lead to future liability for the Company.

Prior to the closing of the reverse merger transaction on October 20, 2006, we were engaged in businesses unrelated to our current operations.  Although certain prior Company stockholders have provided certain indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made in connection with the Exchange Agreement, any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on the Company.

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

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

We believe that our current cash and cash equivalents, and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for the near future.  We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If our resources are insufficient to satisfy our cash requirements, we may seek to sell equity or debt securities or obtain a credit facility.  The sale of equity securities could result in dilution to our stockholders.  The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.  We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of 165,462,494 shares of our common stock outstanding as of March 23, 2010, 33,094,417 shares were freely tradable without restriction. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting.  In this annual report on Form 10-K, we are reporting certain material weaknesses involving control activities, specifically:

1.
Although during 2009 we hired additional accounting and operations personnel to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions, we still lack expertise in US GAAP and taxation.

2.	As a small company, we do not have sufficient personnel to set up adequate review function at each reporting level.

3.
As of December 31, 2009, we have not kept a complete set of ledgers of the parent, shell company. The parent company has no physical operation and has been mainly functioning as a pass-through legal entity for financing subsidiary companies that are operating overseas.

Our management ndertaken steps to address these issues, including the engagement of a chief financial officer whom management believes has the requisite financial reporting experience, skills and knowledge to complement our existing personnel. Additionally, four independent directors now sit on our board of directors, including a member who is appropriately credentialed as a financial expert. The independent directors have been tasked to establish certain internal audit functions within our company, and we have also established audit and compensation committees comprising entirely of independent directors. We have also hired additional accounting and operational personnel and in October, 2009, we engaged the Beijing office of Ernst & Young as outside consultant to assist with evaluating and improving accounting system and working process (including internal audit and material transaction review and verification process) to strengthen the timeliness and efficiency of our disclosure and internal controls and procedures.  However, there is no assurance that additional remedial measures will not be necessary, or that after the remediation our management will be able to conclude that our internal controls over our financial reporting are effective.

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

In July 2006, we purchased a land use right for the property located in Tongchuan City’s Yaozhou District where our CWSF plant is situated, and obtained the land use right certificate for this property in December 2007. The land use right allows us to lease this property for a period of fifty (50) years. In June 2007, the first phase of the plant became operational and CWSF production commenced in July 2007.

The table below provides summary descriptions of the properties used for the Company’s business operations as at December 31 2009:

Property Location	Area (sq m)	Expiration Date	Purpose

Room 1605, Suite B, Zhengxin Building No. 5, Gaoxin 1st Road, Gaoxin District, Xi’an, Shaanxi Province, PRC	302	May 15, 2010	Company headquarters

Wangjiabian Village, Dongjiahe Town, Yaozhou District, Tongchuan Shaanxi Province, PRC	43,956	December 8, 2057	CWSF production plant

Wenguantun, Qianjin Town, Dongling District, Shenyang, Liaoning Province, PRC	7,400	August 1, 2019	CWSF production plant and raw materials warehouse

ITEM 3. LEGAL PROCEEDINGS

We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business.

We are not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the business, financial condition, or results of operations of the Company.

PART II

ITEM 4. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

	LOW	HIGH
2010
First Quarter	0.37	0.95

2009
Fourth Quarter	$0.37	$0.69
Third Quarter	$0.3	$0.59
Second Quarter	$0.16	$0.68
First Quarter	$0.14	$0.24

2008
Fourth Quarter	$0.11	$0.30
Third Quarter	$0.12	$0.40
Second Quarter	$0.11	$0.30
First Quarter	$0.11	$0.45

As of March 31, 2010, we had 165,562,494 shares of common stock issued and outstanding.

Holders

As of March 31, 2010, we had approximately 2983 record holders of our common stock (not including beneficial owners who hold shares at broker/dealers in “street name”).

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

Sales of Unregistered Securities

The following are all issuances of securities by the registrant during the past three years which were not registered under the Securities Act of 1933, as amended (the “Securities Act”). In each of these issuances the recipient represented that he or it was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with any transaction, and the certificate evidencing the securities that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. Unless specifically set forth below, no underwriter participated in the transaction and no commissions were paid in connection with the transactions.

On July 20, 2009, we entered into a securities purchase agreement with several institutional and/or accredited investors (collectively the “Purchasers”) pursuant to which the Company sold and issued to the Purchasers $6.177 million in aggregate principal amount of 10% senior secured convertible notes initially due July 16, 2012, and warrants to purchase up to approximately 16.26 million shares of common stock in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).

On July 1, 2009, we entered into a Securities Purchase Agreement with several institutional and/or accredited investors pursuant to which the Company sold and issued to the Purchasers $5.415 million in aggregate principal amount of 10% senior secured convertible notes initially due June 30, 2012, and warrants to purchase up to 14.25 million shares of common stock in a private placement pursuant to Regulation D under the Securities Act.

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

On September 19, 2008, we entered into a Securities Purchase Agreement with four institutional and/or accredited investors pursuant to which the Company sold to the purchasers $535,000 in aggregate principal amount of 18% convertible debentures due September 18, 2009, and warrants to purchase up to 3,566,667 shares of the common stock of the Company, in a private placement pursuant to Regulation S under the Securities Act. We also issued a warrant to Ancora Securities, Inc., as finder’s fee, to purchase up to 90,000 shares of common stock at an exercise price of $0.25 per share and to expire on September 18, 2010.

On September 16, 2008, we entered into a Securities Purchase Agreement with two institutional and accredited investors pursuant to which the Company sold to the purchasers $800,650 in aggregate principal amount of 18% secured convertible debentures due September 15, 2009, and warrants to purchase up to 5,337,667 shares of the common stock of the Company, in a private placement pursuant to Regulation D under the Securities Act. The Company also issued a warrant to Ancora Securities, Inc., as finder’s fee, to purchase up to 267,100 shares of common stock at an exercise price of $0.25 per share and to expire on September 15, 2010.

On June 30, 2008, we entered into a Securities Purchase Agreement with Mr. Peng Zhou, a member of our board of directors, and Suo’ang New Energy, a limited liability company in the PRC. Pursuant to the terms of the Securities Purchase Agreement, we agreed to acquire from Mr. Zhou his 20% equity ownership interest in Suo’ang New Energy in exchange for the issuance of 7,500,000 shares of our restricted common stock to Mr. Zhou pursuant to Regulation S of the Securities Act.

ITEM 5. SELECTED FINANCIAL DATA

Not applicable.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our results of operations and financial condition for  the  fiscal years ended December 31, 2009 and 2008 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this prospectus. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi (“RMB”) were translated into US Dollars (“USD”) at various pertinent dates and for pertinent periods.

Overview

Sino Clean Energy Inc. (sometimes referred to in this annual report as “Company”, “we” or “our”) is a holding company that, through its subsidiaries, is a leading third party commercial producer and distributor of coal-water slurry fuel (“CWSF”) in China. CWSF is a clean fuel that consists of fine coal particles suspended in water.  Our CWSF products are mainly used to fuel boilers and furnaces to generate steam and heat for residential and industrial applications.  We sell our products in China and our customers include industrial, commercial, residential and government organizations. Our strong reputation in the CWSF industry in China, together with our established track record for consistently delivering products in large quantities, has enabled us to expand our customer base.  We primarily use washed coal to produce CWSF. We acquire the raw materials for each of our production facilities primarily from three nearby coal mines.  We have established strong relationships with our suppliers and our ability to purchase large quantities of raw materials has allowed us to achieve favorable pricing and delivery terms.

Until November 12, 2009, all of our business operations were conducted through Shaanxi Suo’ang Biological Science & Technology Co., Ltd., a PRC company (“Suo’ang BST”) that we controlled through contractual arrangements designed to comply with the law of People’s Republic of China (“PRC” or “China”) and Suo’ang BST’s PRC subsidiary, Shaanxi Suo’ang New Energy Enterprise Co., Ltd. (“Suo’ang New Energy”).  Beginning in June 2009, we effected a reorganization of our corporate structure in order to make Suo’ang New Energy wholly owned.  Pursuant to such reorganization, our business is now operated by Suo’ang New Energy through our indirect wholly-owned subsidiary Tongchuan Suoke Clean Energy Co., Ltd., a PRC limited liability company (“Suoke Clean Energy”), which is incorporated under PRC law and wholly owned by Wiscon Holdings Limited, a Hong Kong company (“Wiscon”), our directly owned Hong Kong subsidiary/holding company, which was incorporated in 2006 and acquired by us in June 2009.  On September 27, 2009, we received approval from the Tongchuan Bureau of Commerce for the transfer of all of Suo’ang New Energy’s equity interests to Suoke Clean Energy.  With the approval, Suo’ang New Energy has become a “domestic PRC enterprise wholly-owned by a wholly-foreign owned enterprise.”  Registration of the approval with the Tongchuan Administration of Industry and Commerce, the final step in completing this reorganization, was completed on November 12, 2009.  On October 12, 2009, Suo’ang New Energy established Shenyang Sou’ang Energy Co., Ltd., a wholly-owned PRC subsidiary(“Shenyang Energy”), to conduct the CWSF business in Shenyang, Liaoning province.

Corporate Organization and History

We were originally incorporated in Texas as “Discount Mortgage Services, Inc.” on July 11, 2000. In September 2001, we purchased Endo Networks, Inc., a Canadian software developer, and changed our name to “Endo Networks, Inc.” on November 5, 2001. We re-domiciled to the State of Nevada on December 13, 2001.

On October 20, 2006 we consummated a share exchange transaction with Hangson, a British Virgin Islands company, the stockholders of Hangson and a majority of our stockholders.  We issued a total of 26,000,000 shares of our common stock to the Hangson Stockholders and a consultant in the transaction, in exchange for 100% of the common stock of Hangson.  As a result of the transaction we became engaged in the CWSF business, through the operations of Suo’ang BST and Suo’ang New Energy.  On January 4, 2007, we changed our name from “Endo Networks, Inc.” to “China West Coal Energy Inc.”, and then on August 15, 2007, we changed our name again to our present name, “Sino Clean Energy Inc.” to better reflect the direction and business of the Company.

Hangson did not conduct any substantive business operations of its own, but from August 2006 to June 30, 2009, controlled Suo’ang BST, a PRC company and Suo’ang BST’s 80%-owned subsidiary Suo’ang New Energy.  From June 30, 2008 to November 12, 2009 Hangson owned 20% of Suo’ang New Energy.  Hangson controlled Suo’ang BST through a series of contractual arrangement.

Beginning in June 2009, we effected a reorganization of our corporate structure in order to make Suo’ang New Energy a wholly-owned subsidiary (the “2009 Reorganization”).  On June 30, 2009, we were a party to a series of agreements (collectively the “Transfer Agreements”) transferring the contractual arrangements, through which Hangson controlled Suo’ang BST, to Suoke Clean Energy.

On September 15, 2009, Suo’ang BST and Hangson entered into a share transfer agreement with Suoke Clean Energy pursuant to which Suo’ang BST and Hangson transferred 100% of the equity interests in Suo’ang New Energy to Suoke Clean Energy.  On September 27, 2009, the Tongchuan Bureau of Commerce approved the transfer of all of Suo’ang New Energy’s equity interests to Suoke Clean Energy.  Registration of the approval of the equity transfer with the Tongchuan Administration of Industry and Commerce, which was a condition to the closing of the Share Transfer, was completed on November 12, 2009.  As a result of receiving the required approval and registration the share transfer transaction was closed and we were able, through Suoke Clean Energy to own 100%of the equity interests of  Suo’ang New Energy.  On October 12, 2009, Suo’ang New Energy established a wholly-owned subsidiary to conduct the CWSF business in Shenyang, Liaoning province.

On December 31, 2009, we entered into a series of termination agreements to terminate the contractual arrangements by and among Suoke Clean Energy, Suo’ang BST and certain stockholders of Suo’ang BST.  We no longer needed to keep such contractual arrangements in place due to the fact that Suo’ang BST was no longer engaged in any substantial business operations. In connection with the termination agreements, certain assets held by Suo’ang BST, such as, office equipment, vehicles, bank deposits, accounts receivable, were transferred to Suoke Clean Energy. Employees of Suo’ang BST signed new employment contracts with Suoke Clean Energy. All rights and obligations under certain business operation agreements and research and development contracts between Suo’ang BST and third parties were assigned to Suo’ang New Energy.

On December 31, 2009, Hangson transferred all of its equity interests in Wiscon to us.  Since Hangson had no substantive operations of its own after the transfer and termination of the contractual arrangements, we dissolved Hangson on December 31, 2009.

Wiscon Holdings Limited

Wiscon is a limited liability company incorporated in Hong Kong under the Companies Ordinance on September 4, 2006 and Hangson acquired all of its issued and outstanding equity interests on June 30, 2009. On December 31, 2009, Hangson transferred all of its equity interests in Wiscon to Sino Clean Energy Inc. As a result, Wiscon became a direct wholly-owned subsidiary of Sino Clean Energy Inc.

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

Accounts receivable

Accounts receivables are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers' balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year. As of December 31, 2009 and 2008, accounts receivable were net of allowances of zero and zero, respectively.

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

We estimate the fair value of stock options and warrants using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock and the expected life of stock options. Projected data related to the expected volatility of stock options is based on the average volatility of the trading prices of comparable companies and the expected life of stock options is based upon the average term and vesting schedules of the options. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of our employee stock options.

We estimate the fair value of shares of common stock issued for services based on the closing price of our common stock on the date shares are granted.  For periods prior to the consummation of the Merger Transaction, there was no readily available market quotations for our shares of common stock and, as such, we used alternative methods to value shares of our common stock including valuations based upon the conversion price per share of common stock of our convertible notes and the sale price of units consisting of one share of our common stock and warrants to purchase one share of common stock, which management believes were the best indicators of the fair value of our common stock.

Recent accounting pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles (“GAAP") effective for interim and annual reporting periods ending after September 15, 2009.  The FASB accounting standards codification (“ASC, “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.   Beginning with the quarter ending September 30, 2009, all references made by the Company to GAAP in its condensed consolidated financial statements use the Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

In June 2009, the FASB made an updated the principle for the consolidation of variable interest entities.  Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIE’s. This update will be effective for fiscal years beginning after November 15, 2009. The Company does not currently believe that the adoption of this update will have any effect on its consolidated financial position and results of operations.

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

RESULT OF OPERATIONS

Fiscal year ended December 31, 2009 as compared to fiscal year ended December 31, 2008

Revenues.  Our revenues are derived from our sales of CWSF.  For the year ended December 31, 2009, we had revenues of $46,012,353 as compared to revenues of $14,253,989 for the year ended December 31, 2008, an increase of 222%.  This significant increase is primarily attributable to the increased production from the production line added in late 2009 , which led to an increase in sales to existing customers .The annual production capacity as at December 31, 2009 was 650,000 tonnes after the commencement of our new CWSF production plant in Shenyang with annual output capacity of 300,000 tonnes , as compared to 100,000 tones as at December 31 2008 . At December 31 , 2009 we had 30 customers under CWSF supply agreements totaling approximately 600,000 tonnes per year , as compared to 27 customers totaling approximately 400,000 tonnes of CWSF per year as at December 31 , 2008. Our sales and number of customers in the 2009 as compared to 2008 are indicative of the growing market acceptance of CWSF.

Cost of Goods Sold. Cost of goods sold, consisting of raw materials, direct labor and manufacturing overhead, were $28,922,846 for the year ended December 31, 2009, as compared to $9,266,832 for the year ended December 31, 2008, an increase of 212%. The large increase in cost of goods sold is in line with the increase in sales. Gross profit margin improved from 35% in 2008 to 37% in 2009 as a result of better pricing in CWSF . As a result of the new production line added in 2009, depreciation of plant and machinery for the year 2009 was $ 1,530,238 as compared to $ 253,826 in 2008 .

Selling Expenses. Selling expenses totaled $1,125,884 for the year ended December 31, 2009, as compared to $13,128 for the year ended December 31, 2008, an increase of 8476% ..  This increase is mainly in transportation cost which amounted to $ 1,071,046 due to the growth of our business in 2009.

General and Administrative Expenses. General and administrative expenses totaled $1,796,032 for the year ended December 31, 2009, as compared to $554,766 for the year ended December 31, 2008, an increase of approximately 224%.  This increase is primarily attributable to the expansion of our operating size .

Other Income (Expenses).  Other income consists primarily of rental income, interest income and is net of stock-based cost of our private placement, changes in the fair value and extinguishment of certain derivative liabilities, and expenses related to the shares of common stock held by our Chief Executive Officer and placed in escrow in connection with our September 2008 financing transaction (the "Escrowed Shares").  For the year ended December 31, 2009, other expenses were $46,749,191, as compared to $962,560 for the year ended December 31, 2008, an increase of 4756%.  The increase in other expenses is attributable to the derivative liability of convertible notes and warrants and cost of private placement of $37,747,227 related to the fund raised in July 2009.

Net Income. We had a net loss of $34,824,668 for the year ended December 31, 2009, as compared to a net income of $2,999,605 for the year ended December 31, 2008.  The decrease in net income is primarily attributable to incurrence of derivative liability in other expenses related to fund raised in July 2009 discussed above .

Reconciliation of net income (loss) to adjusted earnings

The following table provides a reconciliation of net income (loss) to adjusted earnings

	2009	2008

Net (loss) income	$(34,824,688)	$3,351,454

Non-GAAP adjustment
Expense related to escrow shares	11,125,071	676,466
Extinguishment of derivative liability	(7,046,556)	0
Change in fair value of warrants and embedded conversion feature	12,770,113	0
Cost of private placement	24,977,114	0
Amortization of notes discount	3,942,185	0

Adjusted earnings	$10,943,239	$4,027,920

This table excludes from Net Income (loss) certain items related to the cost of escrow shares put in escrow by our chairman as a guarantee on the issuance of our convertible notes, the cost related to the issuance of our private placement (primarily related to the fair value of the derivatives created upon issuance related to the conversion feature of the notes and the fair value of the warrants issued to the convertible note holders), the change in fair value of these derivatives during the period as well as the extinguishment of a portion of the derivative upon conversion of the notes, and amortization of the valuation discount recorded as interest expense relating to these convertible notes.The Company believes that these non-GAAP financial measures are useful to investors because they exclude non-cash charges that our management excludes when it internally evaluates the performance of the Company’s business and makes operating decisions, including internal budgeting, and performance measurement, because these measures provide a consistent method of comparison to historical periods. Moreover, management believes these non-GAAP measures reflect the essential operating activities of Sino Clean Energy.  Accordingly, management excludes these items when making operational decisions. The Company believes that providing the non-GAAP measures that management uses to its investors is useful to investors for a number of reasons. The non-GAAP measures provide a consistent basis for investors to understand the Company’s financial performance in comparison to historical periods. In addition, it allows investors to evaluate the Company’s performance using the same methodology and information as that used by our management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment of which charges are excluded from the non-GAAP financial measure. However, our management compensates for these limitations by providing the relevant disclosure of the items excluded.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2009, we generated $9,691,888 from operating activities, as compared to $4,795,905 that we generated from operating activities for the year ended December 31, 2008.

For the year ended December 31, 2009, we used $4,389,843 in investing activities, as compared to $5,319,546 that we used in investing activities for the year ended December 31, 2008.  This decrease of cash used in investing activities is mainly due to the fact that most of our payment for purchases of equipments and machinery for our new production line was in 2008.

For the year ended December 31, 2009, we generated $9,082,787 from financing activities, as compared to $1,418,375 that we generated in financing activities during the year ended December 31, 2008. This increase is due mainly to proceeds from issuance of convertible notes

As of December 31, 2009, the Company had cash of $18,302,558.  Our total current assets were $28,806,180 and our total current liabilities were $21,075,784, which resulted in a net working capital of $7,730,396.

We had capital expenditure commitments outstanding as of December 31, 2009 in the amount of $4,654,910 in relation to the purchase of machinery.

We believe that we have sufficient cash flow to meet our obligations on a timely basis in the foreseeable future.

As of December 31, 2009, the Company had outstanding $10,217,000 of its 10% Senior Secured Convertible Notes.   Subsequent to December 31, 2009, and by March 5, 2010, all the convertible notes holders converted these notes into 53,773,684 shares of common stock of the Company pursuant to the original Securities Purchase Agreement and Form of Note.

Contractual Obligations

We have certain commitments that include future payments. We have presented below a summary in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

Payments Due by Period

	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual obligations:
Capital expenditure commitment	$4,008,377	4,008,377	-	-	-
Operating Leases	$339,795	38,229	70,268	70,268	161,030
Coal inventory purchase agreement	$1,633,926	1,633,926	-	-	-
Debt repayment and interest on debt (1)	$-	-	-	-	-
Total contractual obligations:	$5,982,098	5,680,532	70,268	70,268	161,030

Operating lease amounts include minimum lease payments under our non-cancelable operating leases for office premises and production plants.  The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

Capital commitments include purchase of machinery for our production of CWSF.

(1) We have excluded from this table $10, 217,000 of convertible notes that existed on December 31, 2009 and have been subsequently converted into 53,773,684 shares of the Company’s common stock

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Financial Statement Schedule are included in Part III, Item 15 (a) (1) and (2) of this annual report.

SINO CLEAN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2009 AND 2008

CONTENTS

PAGE F-2	Report of Independent Registered Public Accounting Firm-Weinberg & Company, P.A.
PAGE F-3	Consolidated Balance Sheets as of December 31, 2009 and 2008
PAGE F-4	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31, 2009 and 2008
PAGE F-5	Consolidated Statements of Changes in Shareholders' Equity (Deficiency) for the years ended December 31, 2009 and December 31, 2008
PAGE F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008
PAGE F-7	Notes to Consolidated Financial Statements for the years ended December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sino Clean Energy Inc.

We have audited the accompanying consolidated balance sheets of Sino Clean Energy Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive income (loss), changes in shareholders' equity (deficiency), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sino Clean Energy Inc. and Subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests and for determining if certain instruments (or embedded features) are indexed to its own stock effective January 1, 2009.

WEINBERG & COMPANY, P.A.

/s/ WEINBERG & COMPANY, P.A.
Los Angeles, California
April 5, 2010

Sino Clean Energy Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts expressed in U.S. Dollars)

	Pro Forma
	December 31,	December 31,	December 31,
	2009	2009	2008
	(Unaudited)
	(Note 16)

ASSETS

Current assets
Cash and cash equivalents	$18,302,558	$18,302,558	$3,914,306
Accounts receivable, net	3,655,473	3,655,473	899,629
Inventories	892,609	892,609	45,068
Prepaid inventories	5,453,095	5,453,095	1,996,584
Prepaid expenses	259,627	259,627	86,958
Refundable advance	-	-	731,861
Government grant receivable	-	-	146,314
Other receivables	65,584	65,584	16,986
Tax recoverable	138,495	138,495	-
Prepaid land use right - current portion	38,739	38,739	38,703

Total current assets	28,806,180	28,806,180	7,876,409

Property, plant and equipment, net	12,557,691	12,557,691	9,394,416
Land use right - non current portion	1,778,562	1,778,562	1,804,277
Prepayments and deposits	729,328	729,328	994,395
Goodwill	762,018	762,018	762,018
Deferred debt issuance cost	-	-	274,278

Total assets	$44,633,779	$44,633,779	$21,105,793

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Convertible notes net of discount	$-	$-	$383,490
Accounts payable and accrued expenses	2,672,211	2,672,211	1,004,999
Taxes payable	1,577,249	1,577,249	305,903
Amount due to directors	73,466	73,466	465,049
Derivative liabilities	16,752,858	16,752,858	-

Total current liabilities	21,075,784	21,075,784	2,159,441

Convertible notes, net of discount	-	1,615,025	-
Derivative liabilities	-	28,404,181	-

Total liabilities	21,075,784	51,094,990	2,159,441

Commitments and Contingencies

Shareholders' Equity (Deficiency)
Preferred stock, $0.001 par value,
50,000,000 shares authorized,
none issued and outstanding		-	-
Common stock, $0.001 par value,
300,000,000 shares authorized,
108,498,625 and 92,181,750 issued
and outstanding as of December 31 , 2009
and 2008 respectively , and 162,272,309
as of December 31 , 2009 on proforma basis	162,273	108,499	92,182
Additional paid-in capital	35,498,381	25,335,155	12,696,549
(Accumulated deficit) Retained earnings	(16,000,781)	(35,802,987)	3,686,087
Statutory reserves	1,758,553	1,758,553	348,309
Accumulated other comprehensive income	2,139,569	2,139,569	2,123,225

Total shareholders' equity (Deficiency)	23,557,995	(6,461,211)	18,946,352

Total liabilities and shareholders' equity	$44,633,779	$44,633,779	$21,105,793

See accompanying notes to the consolidated financial statements

Sino Clean Energy Inc. and Subsidiaries
Consolidated Statements of Operations and Other Comprehensive Income (Loss)
For the years ended December 31, 2009 and 2008
(Amounts expressed in U.S. Dollars)

	Years Ended December 31,
	2009	2008

Revenue	$46,012,353	$14,253,989

Cost of goods sold	(28,922,846)	(9,266,832)

Gross profit	17,089,507	4,987,157

Selling expenses	1,125,884	13,128
General and administrative expenses	1,796,032	554,766

Income from operations	14,167,591	4,419,263

Other income (expenses)
Interest expense	(4,937,441)	(566,752)
Expense related to escrow shares	(11,125,071)	(676,466)
Rental income, net of outgoings	-	78,691
Interest income	43,285	27,397
Extinguishment of derivative liability	7,046,556	-
Change in fair value of derivative liabilities	(12,770,113)	-
Cost of private placement	(24,977,114)	-
Sundry income (expenses)	(29,293)	-
Gain on disposal of property	-	33,069
Government grant	-	141,501

Total other income (expenses)	(46,749,191)	(962,560)

(Loss) Income before provision for income taxes	(32,581,600)	3,456,703

Provision for income taxes	2,243,088	105,249

Net (loss) income	(34,824,688)	3,351,454

Net income allocated to non-controlling interest	-	(351,849)

Net (loss) income allocated to Sino Clean Energy, Inc.	(34,824,688)	2,999,605

Other comprehensive (loss) income
Foreign currency translation adjustment	16,344	962,127

Comprehensive (loss) income	$(34,808,344)	$3,961,732

Weight average number of shares
-Basic	97,929,217	87,169,614
-Diluted	97,929,217	88,162,076

(Loss) Income per common share

- Basic	$(0.36)	$0.03
- Diluted	$(0.36)	$0.03

See accompanying notes to the consolidated financial statements

Sino-Clean Energy, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (Deficiency)
For the years ended December 31, 2009 and 2008

						Accumulated
			Additional			other
	Common Stock		paid-in	Statutory	Retained	comprehensive
	Share	Amount	capital	reserve	earnnings	income	Total

Balance , January 1 , 2008	84,681,750	$84,682	$9,153,174	$348,309	$686,482	$1,161,098	$11,433,745
Fair value of shares issued for acquisition of minority interest	7,500,000	7,500	1,492,500	-	-	-	1,500,000
Fair value of warrant issued for debt issuance fee	-	-	30,759	-	-	-	30,759
Fair value of warrant issued with convertible notes	-	-	1,335,650	-	-	-	1,335,650
Expense related to escrow shares	-	-	676,466	-	-	-	676,466
Fair value of vested stock options	-	-	8,000	-	-	-	8,000
Foreign currency translation gain	-	-	-	-	-	962,127	962,127
Net income	-	-	-	-	2,999,605	-	2,999,605

Balance , December 31 , 2008	92,181,750	92,182	12,696,549	348,309	3,686,087	2,123,225	18,946,352

Reclassification of warrants and conversion feature to derivative liability	-	-	(1,335,650)	-	(3,254,142)	-	(4,589,792)
Balance , January 1 , 2009 as adjusted	92,181,750	92,182	11,360,899	348,309	431,945	2,123,225	14,356,560
Fair value of shares issued for service	2,333,000	2,333	452,602	-	-	-	454,935
Common stock issued upon conversion of convertible notes and accrued interest	13,983,875	13,984	2,396,583	-	-	-	2,410,567
Expense related to escrow shares	-	-	11,125,071	-	-	-	11,125,071
Net loss	-	-	-	1,410,244	(36,234,932)	-	(34,824,688)
Foreign currency translation gain	-	-	-	-	-	16,344	16,344

Balance , December 31 , 2009	108,498,625	$108,499	$25,335,155	$1,758,553	$(35,802,987)	$2,139,569	$(6,461,211)

See accompanying notes to the consolidated financial statements

Sino Clean Energy Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008
(Amounts expressed in U.S. Dollars)

	Year ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(34,824,688)	$3,351,454
Adjustments to reconcile net income (loss) to cash provided by operating activities :
Depreciation & amortization	1,530,238	253,826
Amortization of discount on convertible notes	3,942,185	383,490
Amortization of deferred debt issuance costs	274,278	114,234
Fair value of vested stock options	-	8,000
Gain on sale of leasehold	-	(33,069)
Fair value of shares issued for services	454,935	-
Expense related to escrow shares	11,125,071	676,466
Cost of private placement	24,977,114	-
Change in fair value of derivative liabilities	12,770,113	-
Extinguishment of derivative liability	(7,046,556)	-
Change in operating assets and liabilities :
Accounts receivable	(2,755,844)	233,367
Receipt of government grants	146,314	264,686
Inventories	(847,541)	(1,282)
Prepaid inventories	(3,456,511)	(271,210)
Prepaid expenses	(172,669)	25,256
Refundable advance	731,861	(695,017)
Other receivables	(48,598)	154,861
Tax recoverable	(138,495)	-
Accounts payable and accrued expenses	1,759,335	27,822
Taxes payable	1,271,346	161,226
Assets on discontinued operation
Other receivables	-	141,795
Net cash provided by operating activities	9,691,888	4,795,905

Cash flows from investing activities:
Prepayments and deposits	265,067	(118,992)
Proceeds from sale of leasehold	-	1,024,465
Purchase of property , plant and equipment	(4,654,910)	(6,225,019)
Net cash used in investing activities	(4,389,843)	(5,319,546)

Cash flows from financing activities:
Repayment of amount due to a director	(391,583)	-
Repayment from a director	-	370,478
Advance from a director	-	70,000
Deferred debt issuance costs	-	(357,753)
Proceeds from issuance of convertible notes	9,874,370	1,335,650
Payment of convertible notes	(400,000)	-
Net cash provided by financing activities	9,082,787	1,418,375

Effect of foreign currency translation	3,420	187,440

Net increase (decrease) in cash and cash equivalents	14,388,252	1,082,174

Cash and cash equivalents, beginning of year	3,914,306	2,832,132

Cash and cash equivalents, end of year	$18,302,558	$3,914,306

Supplemental Disclosure Information
Interest paid	$640,406	$-
Income taxes paid	1,161,346	24,760
Supplemental non-cash investing and financing activities
Conversion of convertible notes and accrued interest into common stock	2,410,567	-
Allocation of derivative liability to note discount	11,592,000
Cumulative effect of change in accounting principle upon adoption of new accounting pronouncement on January 1, 2009, reclassification of warrants and conversion feature to derivative liability	4,589,792	-
Fair value of warrants and beneficial conversion feature related to issuance of convertible notes	-	1,335,650
Fair value of warrant issued for debt issuance fee	-	30,759
Issuance of common stock for minority interest	-	1,500,000

See accompanying notes to the consolidated financial statements

1. ORGANIZATION AND BUSINESS ACTIVITIES

Overview

Sino Clean Energy Inc. (sometimes referred to in this annual report as “Company”, “we” or “our”) is a holding company that, through its subsidiaries, is a leading third party commercial producer and distributor of coal-water slurry fuel (“CWSF”) in China. CWSF is a clean fuel that consists of fine coal particles suspended in water.  Our CWSF products are mainly used to fuel boilers and furnaces to generate steam and heat for residential and industrial applications.  We sell our products in China and our customers include industrial, commercial, residential and government organizations. Our strong reputation in the CWSF industry in China, together with our established track record for consistently delivering products in large quantities, has enabled us to expand our customer base.  We primarily use washed coal to produce CWSF. We acquire the raw materials for each of our production facilities primarily from three nearby coal mines.  We have established strong relationships with our suppliers and our ability to purchase large quantities of raw materials has allowed us to achieve favorable pricing and delivery terms.

Until November 12, 2009, all of our business operations were conducted through Shaanxi Suo’ang Biological Science & Technology Co., Ltd., a PRC company (“Suo’ang BST”) that we controlled through contractual arrangements designed to comply with the law of People’s Republic of China (“PRC” or “China”) and Suo’ang BST’s PRC subsidiary, Shaanxi Suo’ang New Energy Enterprise Co., Ltd. (“Suo’ang New Energy”).  Beginning in June 2009, we effected a reorganization of our corporate structure in order to make Suo’ang New Energy wholly owned.  Pursuant to such reorganization, our business is now operated by Suo’ang New Energy through our indirect wholly-owned subsidiary Tongchuan Suoke Clean Energy Co., Ltd., a PRC limited liability company (“Suoke Clean Energy”), which is incorporated under PRC law and wholly owned by Wiscon Holdings Limited, a Hong Kong company (“Wiscon”), our directly owned Hong Kong subsidiary/holding company, which was incorporated in 2006 and acquired by us in June 2009.  On September 27, 2009, we received approval from the Tongchuan Bureau of Commerce for the transfer of all of Suo’ang New Energy’s equity interests to Suoke Clean Energy.  With the approval, Suo’ang New Energy has become a “domestic PRC enterprise wholly-owned by a wholly-foreign owned enterprise.”  Registration of the approval with the Tongchuan Administration of Industry and Commerce, the final step in completing this reorganization, was completed on November 12, 2009.  On October 12, 2009, Suo’ang New Energy established Shenyang Sou’ang Energy Co., Ltd., a wholly-owned PRC subsidiary(“Shenyang Energy”), to conduct the CWSF business in Shenyang, Liaoning province.

Corporate Organization and History

We were originally incorporated in Texas as “Discount Mortgage Services, Inc.” on July 11, 2000. In September 2001, we purchased Endo Networks, Inc., a Canadian software developer, and changed our name to “Endo Networks, Inc.” on November 5, 2001. We re-domiciled to the State of Nevada on December 13, 2001.

On October 20, 2006 we consummated a share exchange transaction with Hangson, a British Virgin Islands company, the stockholders of Hangson and a majority of our stockholders.  We issued a total of 26,000,000 shares of our common stock to the Hangson Stockholders and a consultant in the transaction, in exchange for 100% of the common stock of Hangson.  As a result of the transaction we became engaged in the CWSF business, through the operations of Su’ang BST and Suo’ang New Energy.  On January 4, 2007, we changed our name from “Endo Networks, Inc.” to “China West Coal Energy Inc.”, and then on August 15, 2007, we changed our name again to our present name, Sino Clean Energy Inc.

Hangson did not conduct any substantive business operations of its own, but from August 2006 to June 30, 2009, controlled Suo’ang BST, a PRC company and Suo’ang BST’s 80%-owned subsidiary Suo’ang New Energy.  From June 30, 2008 to November 12, 2009 Hangson owned 20% of Suo’ang New Energy.  Hangson controlled Suo’ang BST through a series of contractual arrangement.

Beginning in June 2009, we effected a reorganization of our corporate structure in order to make Suo’ang New Energy a wholly-owned subsidiary (see above).

On December 31, 2009, we entered into a series of termination agreements to terminate the contractual arrangements by and among Suoke Clean Energy, Suo’ang BST and certain stockholders of Suo’ang BST.  We no longer needed to keep such contractual arrangements in place due to the fact that Suo’ang BST was no longer engaged in any substantial business operations. In connection with the termination agreements, certain assets held by Suo’ang BST, such as, office equipment, vehicles, bank deposits, accounts receivable, were transferred to Suoke Clean Energy. Employees of Suo’ang BST signed new employment contracts with Suoke Clean Energy. All rights and obligations under certain business operation agreements and research and development contracts between Suo’ang BST and third parties were assigned to Suo’ang New Energy.

On December 31, 2009, Hangson transferred all of its equity interests in Wiscon to us.  Since Hangson had no substantive operations of its own after the transfer and termination of the contractual arrangements, we dissolved Hangson on December 31, 2009.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in accounting principle

On January 1, 2009, the Company adopted authoritative guidance issued by the FASB which affects the accounting for warrants and many convertible instruments.  The Company determined the warrants and convertible debt issued in 2008 and 2009 contained re-set provisions that preclude them from being indexed to the Company’s own stock.  As a result, the warrants and conversion feature previously classified in equity were reclassified to derivative liabilities (see Note 9).

On January 1, 2009, the Company adopted authoritative guidance issued by the FASB on noncontrolling interests in consolidated financial statements.  This guidance establishes accounting and reporting standards for a noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of this did not have any material impact on the Company’s financial condition and results of operations. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in the Company’s consolidated financial statements. The presentation and disclosure requirements were retrospectively applied to the consolidated financial statements.  As such, all prior periods presented have been conformed to current year’s presentation.

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ..

The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries Wiscon, Tongchuan Suoke Clean Energy, Shaanxi Suo’ang New Energy and Shenyang Suo’ang New Energy.  Intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue recognition

Revenues of the Company are from sales of CWSF.

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

Cash denominated in Renminbi (“RMB”) with a US dollar equivalent of $18,275,847 and $3,887,595 at December 31, 2009 and 2008, respectively, was held in accounts at financial institutions located in the PRC.  The Company and its subsidiary and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

Accounts receivable

Accounts receivables are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers' balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year. As of December 31, 2009 and 2008, accounts receivable were net of allowances of zero and zero, respectively.

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

Goodwill

The Company accounts for acquisition of business in accordance with guidance issued by the Financial Accounting Standards Board (“FASB)., which may result in the recognition of goodwill. Goodwill is related to the Company's acquisition of 20% minority interest in Suo’ang New Energy on June 30, 2008.  Goodwill is not amortized. Rather, goodwill is assessed for impairment at least annually.  The Company tests goodwill by using a two-step process.  In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  Based on management’s assessment, there were no indicators of impairment of recorded goodwill at December 31, 2009.

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

Based upon management’s assessment, there were no indicators of impairment of the Company’s long lived assets as of December 31, 2009 or 2008.

Comprehensive income

Under authoritative guidance of the FASB on reporting comprehensive income, disclosure of all components of comprehensive income and loss on an annual and interim basis is required.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  The Company had other comprehensive income of $16,344 and $962,127 for the years ended December 31, 2009 and 2008, respectively, from foreign currency translation adjustments.
.
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

The Company is required to use observable market data if such data is available without undue cost and effort.

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2009 :

	Level 1	Level 2	Level 3	Total

Fair value of convertible note conversion feature	-	-	$28,404,181	$28,404,181
Fair value of warrants	-	-	$16,752,858	$16,752,858

	-	-	$45,157,039	$45,157,039

See Notes 8 and 9 for more information on these financial instruments.

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses both the Black-Scholes-Merton and Binomial option pricing models to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Income (loss) per common share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The diluted earnings (loss) per share calculation give effect to all potentially dilutive common shares outstanding during the period using the treasury stock method for warrants and options and the if-converted method for convertible debentures.

As of December 31, 2009, common stock equivalents were composed of options convertible into 100,000 shares of the Company's common stock, warrants convertible into 44,037,433 shares of the Company's common stock, and debentures convertible into 53,773,684 shares of the Company’s common stock.  As of December 31, 2008, common stock equivalents were composed of options convertible into 100,000 shares of the Company’s common stock, warrants convertible into 9,261,434 shares of the Company's common stock and debentures convertible into 8,904,333 shares of the Company's common stock.

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share.

	Year Ended December 31,
	2009	2008
Numerator
Net income (loss)	$(34,736,689)	$2,999,605

Denominator
Weighted average shares outstanding-basic	97,929,217	87,169,614
Effect of dilutive instruments:
Warrants	-	992,462
Weighted average shares outstanding-diluted	97,929,217	88,162,076

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

	2009	2008

Year end RMB : US$ exchange rate	6.8172	6.8346

Average yearly RMB : US$ exchange rate	6.8259	7.0671

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Income taxes

The Company uses asset and liability approach for financial accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured trade accounts receivable.

Details of the customers accounting for 10% or more of the Company’s total sales for the year ended December 31 are as follows:

	2009	2008
Company A	$6,275,100	$1,991,158
Company B	2,776,282	1,837,416
Company C	2,708,304	1,637,342
Company D	2,571,036	1,429,188

For 2009, the accounts receivable from the four customers with the largest receivable balance represent 9%, 7%, 6% and 5%, respectively, of the balance of the account receivable at December 31, 2009. For 2008, the accounts receivable from the four customers with the largest receivable balance represent 23%, 19%, 18% and 16%, respectively, of the balance of the account receivable at December 31, 2008.

For the year ended December 31, 2009, 2 vendors accounted for 97% of total purchases (85% and 12% respectively).  At December 31, 2009, three vendors accounted for 92% of accounts payable (_12%, 24% and 56%, respectively).  For the year ended December 31, 2008, a_vendor accounted for 81% of total purchases.  At December 31, 2009, this vendor accounted for 99% of accounts payable.

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

Reclassifications

In presenting the Company’s consolidated balance sheet at December 31, 2008, and statement of cash flows for the year ended December 31, 2008, the Company presented $994,395 of prepayments and other deposits as current assets and their cash flows of $188,332 as operating cash flows.  In presenting the Company’s consolidated balance sheet at December 31, 2009, and statement of cash flows for the year ended December 31, 2009, the Company has reclassified the prepayments and other deposits as long term assets and their cash flows as investing cash flows in the accompanying December 31, 2008 financial statements.

In presenting the Company’s consolidated balance sheet at December 31, 2008, the Company presented $731,861 refundable advance receivable as a prepayment and other deposit.  In presenting the Company’s consolidated balance sheet at December 31, 2009, the Company has reclassified the balance of $731,861 to refundable advance in the accompanying December 31 , 2008 financial statements

In presenting the Company’s consolidated statement of operations for the year ending December 31, 2008, the Company presented $468,864 of commission income as part of Other Income (Expense).  In presenting the Company’s consolidated statement of operations for the year ending December 31, 2009, the Company has reclassified the $468,864 to revenue in the accompanying consolidated statement of operations for the year ending December 31, 2008.

Recently issued accounting pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles (“GAAP") effective for interim and annual reporting periods ending after September 15, 2009.  The FASB accounting standards codification (“ASC, “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.   Beginning with the quarter ending September 30, 2009, all references made by the Company to GAAP in its condensed consolidated financial statements use the Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

In June 2009, the FASB made an updated the principle for the consolidation of variable interest entities.  Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIE’s. This update will be effective for fiscal years beginning after November 15, 2009. The Company does not currently believe that the adoption of this update will have any effect on its consolidated financial position and results of operations.

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

 3.    INVENTORIES

Inventories consist of the following at:

	December 31,	December 31,
	2009	2008
Raw materials	$634,751	$18,290
Packing materials	785	2,193
Finished goods	257,073	24,585
	$892,609	$45,068

Prepaid Inventories

The Company has a contract with a coal mine to deliver coal for use in the production of coal-water mixture. At times, the Company may make payments in advance of delivery and accounts for these prepayments as prepaid inventory.  At December 31, 2009 and December 31, 2008, prepaid inventories totaled $5,453,095 and $1,996,584, respectively.

4.  PREPAYMENTS AND LONG TERM DEPOSITS

Long term Deposits consist of the following at December 31,

	2009	2008
Prepayment for construction in progress and machinery purchases	$51,258	$306,075
Deposit for boiler purchases	678,070	688,320

	$729,328	$994,395

The Company is an agent for Haizhong Boiler, which manufactures boilers to use with CWSF and receives commission from sales of boilers. The deposit for boiler purchases is to guarantees the purchases of boilers by the third party customers. Subsequent to December 31, 2009, all purchases subject to the guarantee had been collected by Haizhong.

5  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31,

	2009	2008

Construction in progress	$—	$153,169
Buildings	2,564,638	1,783,894
Plant and machinery	11,762,449	7,697,128
Office equipment	76,639	71,953
Motor vehicles	148,020	179,519

	14,551,746	9,885,663
Less: Accumulated depreciation and amortization	(1,994,055)	(491,247)

	$12,557,691	$9,394,416

The depreciation expenses on property, plant and equipment for the year ended December 31, 2009 and 2008 were $1,504,559 and $207,674, respectively.

6   LAND USE RIGHT

The Company has recorded as land use rights the costs paid to acquire a long-term interest to utilize the land underlying the building and production facility for its CWSF business.  The land use rights are amortized on the straight-line method over the term of the land use rights of 50 years.

Land use right consists of the following at December 31,

	2009	2008
Cost	$1,936,976	$1,936,465
Less accumulated amortization	(119,675)	(93,485)

Net land use rights	$1,817,301	$1,842,980

The expected amortization of the land use right over each of the next five years and thereafter is summarized as follows:

Year ending December 31,	Amount
2010	$38,739
2011	38,739
2012	38,739
2013	38,739
2014	38,739
Thereafter	1,623,606
$1,817,301

The lease expenses on land use right for the years ended December 31, 2009 and 2008 was $25,679 and $35,759 respectively.

7   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31,
	2009	2008

Accounts payable	$132,852	$22,344
Accrued operating expenses	847,975	417,598
Accrued staff welfare	235,167	153,334
Construction in progress payable	—	338,381
Accrued interest	22,112	—
Advance from customer	—	58,525
Due to contractors	1,434,105	14,817

	$2,672,211	$1,004,999

8.    CONVERTIBLE NOTES

Convertible notes consist of the following at:

	December 31,	December 31,
	2009	2008
18% convertible debentures	$-	$1,335,650
10% convertible notes	10,217,000	-
Valuation discount	(8,601,975)	(952,160)
Convertible notes, net	1,615,025	383,490
Less current portion	-	(383,490)
Long term portion	$1,615,025	$-

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

The 8,904,334 Warrants were valued at $2,418,685 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 0.62% to 1.21%; dividend yield of 0%; volatility factors of 94.67% to 99.91%; and an expected life of three years (statutory term). The Company also determined that the Debentures contained a conversion feature of $1,667,752.  The value of the Debentures and conversion option are considered as debt discount.  Total recorded debt discount cannot be greater than the face amount of the notes issued, and accordingly, the Company recorded a discount of $1,335,650 which was being amortized over the life of the Debentures on the effective interest method.  For the year ended December 31, 2009, $753,025 of discount amortization is included in interest expense. The balance of the unamortized debt discount of $199,135 at the date the related Notes were converted or paid off was recorded as additional interest expense. At December 31, 2009 and 2008, the unamortized balance of the discount was zero and $952,160, repeectively.

The Company incurred cost of $357,753 directly associated with the issuance of the Debentures. The Company also issued warrants to purchase 357,100 shares of common stock as finder’s fee, exercisable for two years at $0.25 per share, which vested immediately on the issuance date. The 357,100 warrants were valued at $82,287 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 0.62% to 1.21%; dividend yield of 0%; volatility factors of 94.67% to 99.91%; and an expected life of two years (statutory term). The costs directly associated with the issuance of the Debentures and the fair value of the warrants issued for finder’s fee total $388,512 and were recorded by the Company as debt issuance costs. These costs were capitalized and were being amortized over the term of the Debentures.  For the year ended December 31, 2009, amortization charged to interest expense was $274,278 and the unamortized balance at December 31, 2009 was zero.

Escrowed shares related to the Debentures

In connection with the issuance of the Debentures and Warrants, the Company’s Chief Executive Officer entered into an escrow agreement pursuant to which he transferred 4,452,168 shares of the Company’s common stock owned by him into an escrow account for the benefit of the investors as a guarantee of the Company meeting certain performance targets. Pursuant to the escrow agreement, the Chief Executive Officer agreed to transfer 50% of the escrowed shares to the holders of the Debentures if the Company does not meet its performance targets for the year ended December 31, 2008. The remaining 50% of the escrowed shares will be transferred to the holders of the Debentures if the Company did not meet its performance targets for the year ended December 31, 2009. The performance target for 2008 was the achievement of net income and cash flow (as defined in the Debentures) of at least $3,500,000. The performance target for the 2009 is the achievement of net income and cash flow (as defined in the Debentures) of at least $6,000,000. The escrowed shares revert back to the Chief Executive Officer if the Company meets its performance targets.

The Company considered authoritative guidance in determining whether the escrow agreement represents a compensatory arrangement that is, in substance, a capital contribution of common shares by the Chief Executive Officer and then a share-based payment to him for services rendered. The agreement to release the shares from escrow upon the achievement of certain criteria was presumed to be a separate compensatory arrangement between the Company and the Chief Executive Officer. As such, the Company valued the escrowed shares as if the Chief Executive Officer had provided the Company an option to acquire these shares. The aggregate value of the 4,452,168 shares was valued at $1,152,137 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 0.62% to 1.21%; dividend yield of 0%; volatility factors of 94.67% to 99.91%; and an expected life of 3 months (for 2008) and 15 months (for 2009).  For the year ended December 31, 2009, the Company recognized $475,671 of expense related to the escrowed shares.  At July 1, 2009, the 4,452,168 shares were released from escrow when the Debentures were converted or paid off, and the total value of the escrowed shares had been fully amortized.

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

During the forth quarter of 2009, four investors converted $1,375,000 principal balance of 10% convertible notes at the stated conversion price of $0.19 per share into 7,236,842 shares of the Company’s common stock. The balance of the related derivative for the conversion feature of the notes was recorded as extinguishment of derivative.

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

Effective January 1, 2009, the Company adopted authoritative guidance issued by the FASB  that indicates any adjustment to the fixed amount (either conversion price or number of shares) of the instrument (or embedded feature), regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock.  Accordingly, the embedded conversion feature of the notes and the conversion feature of the warrants resulted in a derivative liability being recorded by the Company when the Notes and Warrants were issued.    The Company determined the conversion feature of the Notes was $24,987,313 based on a binominal valuation.  The Company determined the conversion feature of the 30,505,263 Warrants was $8,479,263 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 1.5%; dividend yield of 0%; volatility factor of 149%; and an expected life of three years (statutory term), resulting in total derivative at issuance of $33,466,576.  $11,592,000 of this amount was allocated to debt discount (i.e. up to face amount of the Notes) and will be amortized over the term of the Notes.   For the year ended December 31, 2009, $2,921,819 of discount amortization is included in interest expense.  At Dcember 31, 2009, the unamortized balance of the discount is $8,670,181.  The balance of the derivative of $21,874,576 represents the excess of the fair value of the derivatives over cash received.

The Company incurred $1,725,424 of costs directly associated with the issuance of the Notes and also issued 4,270,736 warrants valued at $1,377,114 as finder’s fees exercisable for three years at $0.228 per share, which vested immediately on the issuance date.  The 4,270,736 warrants were valued using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 1.5%; dividend yield of 0%; volatility factor of 149%; and an expected life of three years (statutory term).  The costs directly associated with the issuance of the Notes of $1,725,424, plus the fair value of the warrants issued for finder’s fee of $1,377,114, plus the $21,874,576 excess fair value of derivative over cash received, total $24,977,114 and are recorded as cost of private placement in the accompanying statement of operations.

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

The Company considered authoritative guidance issued by the FASB and determined the escrow shares represented a cost of the 10% senior secured convertible notes.  The aggregate value of the 28,744,299 shares was valued at $10,649,400 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 1.5%; dividend yield of 0%; volatility factor of 147%; and an expected life of three years.  As a discount of 100% of the face amount of the notes was already recorded, the Company expensed the $10,649,400.

9.    DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The conversion feature of the Company’s Debentures (described in Note 8), and the related warrants, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the holders of the Debentures from the potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the conversion feature of the Notes was separated from the host contract (i.e., the Notes) and recognized as a derivative instrument.  Both the conversion feature of the Notes and the related warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using both the Black-Scholes-Merton and Binomial valuation techniques with the following assumptions:

	December 31, 2009	December 31, 2008
Conversion feature:
Risk-free interest rate	1.5%	0.33%
Expected volatility	148.47%	152.26%
Expected life (in years)	2.75 years	0.70 year
Expected dividend yield	0	0

Warrants:
Risk-free interest rate	1.32%	0.33%
Expected volatility	148.47%	152.26%
Expected life (in years)	2.81 years	2.70 years
Expected dividend yield	0	0

Fair Value:
Conversion feature	$28,404,181	$2,899,790
Warrants	16,752,858	1,690,002
	$45,157,039	$4,589,792

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

The FASB authoritative guidance was implemented in the first quarter of 2009 and is reported as a cumulative change in accounting principles. The cumulative effect on the accounting for the conversion feature of the Debentures and the related warrants at January 1, 2009 is as follows:

	Additional Paid-in Capital	Retained Earnings	Derivative Liability
Derivative Instrument:
Conversion feature	$1,335,650	$-	$1,335,650
Warrants	-	3,254,142	3,254,142
	$1,335,650	$3,254,142	$4,589,792

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

As of December 31, 2009, the derivative liability was $45,157,039.  For the year ended December 31, 2009, the Company recorded a change in fair value of the derivative liabilities of $12,770,113.  At December 31, 2008, no derivative instruments were recorded.

When the Company adopted the FASB authoritative guidance, the fair value of the warrants and the conversion feature of the notes were bifurcated from the convertible debt contracts and accounted for as a liability, and the gain on extinguishment of the bifurcated derivative is shown separately from the conversion of the debt.

10.    COMMON STOCK

During the year ended December 31, 2009, the Company issued 2,333,000 shares of common stock in exchange for investor relations consulting services valued at $454,935, based on the closing price of the Company’s stock on the date of issuance.

On September 21, 2009, an amendment to increase the number of authorized shares of the Company’s common stock from 200,000,000 to 300,000,000 shares was approved by the Company's shareholders at the annual meeting of shareholders.

11.    WARRANTS AND OPTIONS

At December 31, 2009 and December 31, 2008, outstanding warrants and options were as follows:

	Number of Shares under Warrants and Options	Weighted Average Exercise Price
Warrants and options outstanding at January 1, 2009	9,361,434	$0.15
Warrants and options granted	34,775,999	$0.285
Warrants and options expired	-	-
Warrants and options outstanding at December 31, 2009	44,137,433	$0.25

The following table summarizes information about warrants and options outstanding at December 31, 2009:

Outstanding Warrants and Options			Exercisable Warrants and Options
Exercise price	Number of shares under warrants and options	Weighted average remaining contractual life (years)	Number of shares under warrants and options exercisable	Weighted average exercise price
$0.15	9,239,798	1.96	9,239,798	$0.15
$0.228	4,270,736	3.00	4,270,736	$0.228
$0.24	121,636	1.10	121,636	$0.24
$0.285	14,250,000	2.75	14,250,000	$0.285
$0.285	16,255,263	2.81	16,255,263	$0.285
$0.25	44,137,433		44,137,433	$0.25

At December 31, 2009, the aggregate intrinsic value of the warrants and options outstanding and exercisable was $8,768,738.

12  STATUTORY RESERVES

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

Statutory reserves consist of the following as of December 31:
	2009	2008

Statutory capital reserve	$1,642,369	$232,206
Statutory common welfare fund	116,103	116,103

	$1,758,472	$348,309

13  INCOME TAXES

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

The Company has not recorded a provision for U.S. federal income tax for the years ended December 31, 2009 and 2008 due to a net operating loss carry forward in the United States of America.  The net operating loss carry forward in the United States of America as of December 31, 2009 was approximately $188,000 and expires through 2024.

Income tax expense consist of the following for the years ended December 31,
	2009	2008

Current – PRC Enterprise Income Tax	$2,243,088	$105,249
Deferred	-	-

Total income tax expenses	$2,243,088	$105,249

The following table reconciles the U.S. statutory rates to the Company's effective tax rate at December 31,

	2009	2008

U.S. statutory rate	34%	34%
Foreign income not recognized in U.S.	(34)%	(34)%
Non-deductible expenses and other	3%	3%
Tax holiday	(25)%	(25)%
PRC preferential income tax rate	25%	25%

Effective tax rate	3%	3%

No significant deferred tax liabilities or assets existed as of either December 31, 2009 or 2008.

Effective January 1, 2007, the Company adopted authoritative guidance issued by the FASB for uncertainty in income taxes.  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2009, the Company does not have a liability for unrecognized tax uncertainties. The Company and its Chinese subsidiaries have never been subject to a tax examination and all years are open to examination by the tax authorities.

14.    RELATED PARTY TRANSACTIONS

Amounts due to related parties at December 31, 2009 and December 31, 2008 consisted of the following:

	December 31, 2009	December 31, 2008
Due to directors:
Mr. Peng Zhou	$-	$395,049
Mr. Baowen Ren	73,466	70,000
	$73,466	$465,049

Amounts due to directors are non-interest bearing, unsecured, and due on demand.

15	COMMITMENTS AND CONTINGENCIES

Coal inventory purchase commitment

During 2009, the Company entered into a coal inventory purchase contract with a supplier.  At December 31, 2009, the Company’s commitment to purchase coal related to this contract is approximately $1,633,926

Capital expenditure commitments

During the year ended December 31, 2009, the Company entered into various contracts to purchase machinery in connection with its CWSF production plant.  At December 31, 2009, the Company's capital expenditure commitment totaled $4,008,377 for the purchase of machinery

Operating lease commitments

As of December 31, 2009, the Company’s total future minimum lease payments under non-cancelable operating leases to be paid in each of the five succeeding years are as follows:

Year ending December 31,
2010	$38,229
2011	35,134
2012	35,134
2013	35,134
2014	35,134
2015 and thereafter	161,030
Total Operating Lease Commitments	$339,795

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

Research and development contracts

The Company entered into two technology cooperation agreements with School of Chemistry and Chemical Engineering of Shaanxi Normal University (“Normal University”) and School of Energy and Power Engineering of Xi’an Jiao Tong University (“Jiao Tong University”) in 2009.  Normal University agreed to develop two types of CWSF additive for the Company prior to March 31, 2012; the total amount of development fee is approximately $292,900.  The Company entrusted Jiao Tong University to develop three types of special CWSF prior to September 30, 2010; the total amount of development fee is approximately $439,300. Both agreements indicate that any intellectual property arising from such developments shall belong to us.  As of December 31, 2009, no research or development activity had occurred.

16  SUBSEQUENT EVENT

As of December 31, 2009, the Company had outstanding $10,217,000 of its 10% Senior Secured Convertible Notes.   Subsequent to December 31, 2009, and by March 5, 2010, all the convertible notes holders converted these notes into 53,773,684 shares of common stock of the Company pursuant to the original Securities Purchase Agreement and Form of Note.

As of December 31, 2009, the Company had reflected a valuation discount of $8,601,975 against these convertible notes payable, and had recorded a derivative liability of $28,404,181 relating to the fair value of the conversion feature of these notes.    The unamortized portion of the valuation discount will be treated as additional interest expense on the date of conversion, and the fair value of the derivative liability will be recognized as a gain on extinguishment on the date of conversion.

The effects of the above conversion and extinguishment of the derivative liability on the recorded assets, liabilities and shareholders equity of the Company as if the conversion had occurred on December 31, 2009 are reflected in the “pro forma” column in the accompanying balance sheet.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A(T). CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009, and have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, subject to certain material weaknesses in our internal control over financial reporting discussed immediately below under the caption “Management’s Report on Internal Control over Financial Reporting”.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that evaluation, our management concluded that as of December 31, 2009, our internal control over financial reporting was not effective because of the material weaknesses described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the Company’s internal control over financial reporting as of December 31, 2009, our management concluded that our internal control over financial reporting was subject to the following material weaknesses:

1.
Although during 2009 we hired additional accounting and operations personnel to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions, we still lack expertise in US GAAP and taxation.

2.	As a small company, we do not have sufficient personnel to set up adequate review function at each reporting level.

3. As of December 31, 2009, we have not kept a complete set of ledgers of the parent, shell company. The parent company has no physical operation and has been mainly functioning as a pass-through legal entity for financing subsidiary companies that are operating overseas.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Directors and Executive Officers	Position/Title	Age	Director Since

Baowen Ren	Chief Executive Officer, President and Chairman of the Board	40	October 2006

Wen (Wendy) Fu	Chief Financial Officer	41

Hon Wan Chan	Vice President of Finance	48

Wenjie Zhang (1)(2)(3)	Director	37	October 2006

Peng Zhou	Director	41	October 2006

Albert Ching-Hwa Pu (1)(2)(3)	Director	51	November 24, 2009

Zidong Cao (1)	Director	59	December 15, 2008

Yong Li (2)(3)	Director	42	August 3, 2009

(1) Serves as a member of the Audit Committee.
(2) Serves as a member of the Compensation Committee.
(3) Serves as a member of the Nominating and Corporate Governance Committee.

Baowen Ren was appointed as the Chief Executive Officer of the Company on October 2006.  From January 2003 to December 2009, Mr. Ren served as the Chairman of the Board and Chief Executive Officer of Suo’ang BST.  He had been the Chief Executive Officer of Shaanxi Lanchao Group Clothe Group Co. Ltd. from April 1995 to June 2003. He had been conferred honorable titles of “Pacemaker in the New Long March”, “Shaanxi Outstanding Young Entrepreneur”, “Shaanxi Top 100 Entrepreneur”, and “National Model Township Entrepreneur of Ministry of Agriculture”.  Under his leadership, Suo’ang BST convened a batch of excellent management personnel for products technology development, market strategy and sales, and capital operations for the expansion and development of our CWSF business.  In 1992, Mr. Ren graduated from Shaanxi Normal University in Chinese Language and Literature.

Wen (Wendy) Fu was appointed as the Chief Financial Officer on February 12, 2010. Prior to joining the Company as its Chief Financial Officer, Ms. Fu served as the Chief Financial Officer of China Shenghuo Pharmaceutical Holdings Inc., a NYSE-AMEX listed company from September 2008 to August 2009. From August 2007 to March 2008, Ms. Fu served as VP-Finance of Shengdatech, Inc., a China based NASDAQ listed company and chemical manufacturer in China. From December 2005 to June 2007, Ms. Fu worked for Deloitte & Touche, LLP (USA), a Big-Four accounting firm, as a Senior Consultant. Ms. Fu served as Assistant Finance Controller at Wal-Mart China, a subsidiary of Wal-Mart Inc., a Fortune 500 company, listed on the New York Stock Exchange from May 1999 to May 2004. From 1997 to 1999, Ms. Fu was the Regional Finance Manager at Asia Pulp & Paper (APP) Co., Ltd., the second largest paper company in Asia, listed on New York Stock Exchange. In 1989, Ms. Fu graduated from Wuhan Jianghan University in International Trade and in 2005 she obtained her Masters in Professional Accounting from the University of Texas at Austin. Ms. Fu has also been a CPA since 2007.

Hon Wan Chan was appointed as the Vice President of Finance on February 12, 2010. He served as the Chief Financial Officer of the Company from December 15, 2008 to February 12, 2010. Mr. Chan was a principal of CC Alliance CPA & Co from March 2008 to December 2008. He served as the Business Director for Texwood Group, from November 2006 to February 2008, overseeing the company’s business administration, finance and accounting, and as an in-house accountant from April 2000 to June 2005. Between his stints at Texwood Group, Mr. Chan was the Chief Financial Officer of South China Media Group from July 2005 to October 2006. Mr. Chan holds a masters degree in accountancy from the Hong Kong Polytechnic University, and a bachelor’s degree in Accounting from Macquarie University in Australia. He is an associate member of both The Institute of Chartered Accountants in Australia and The Hong Kong Institute of Certified Public Accountants.

Peng Zhou was appointed as a director of the Company on October 2006. He served as the Chief Operating Officer of the Company from October 2006 to December 2009. He served as the General Manager of Suo’ang BST from January 2005 to December 15, 2009. From April 2000 to December 2004, Mr. Zhou served as the General Manger of Shaanxi Pengyuan Technology Co., Ltd.  He was a credit analyst of Hangzhong branch of Industrial and Commercial Bank of China from September 1992 to February 1999.  Mr. Zhou has also been engaged in industries such as finance, media, foreign trade, real estate and had held the posts of manager of credit department, editor, financial supervisor, and deputy manager. From June 1997 until March 2002, Mr. Zhou was the Vice President of Hanzhong Ruisen Real Estate Company.  Mr. Zhou was also in charge of compiling and reporting work for a number of projects such as Industrial Park Project of 3,000-thousand Sets of Clothes, New Construction Material Project-Shale Brick Manufacturing Demonstration Base with Annual Output of 6000-Thousand Pieces, and Erlang Dam Downstream Hydropower Station Cascade Development Project. Mr. Zhou graduated from the Statistics Department of Xi’an Jiao Tong University in 1992.

Wenjie Zhang was appointed as a director of the Company on October 2006. He has been the General Manager of Hanzhong Huaxia Real Estate Co., Ltd. since 2005. Mr. Zhang was the Manager of Engineering Department of Hanzhong International Trade Co., Ltd. from January 2002 to December 2005. From July 1998 to December 2001, Mr. Zhang was the Sales Manager at Hangzong Jingyi Wood Co., Ltd.  Mr. Zhang graduated with a degree in administration from the Xi’an Science Institution in 1995. Mr. Zhang graduated with a college diploma in Business and Trade from Shaanxi Hanzhong Business College in 1997.

Albert Ching-Hwa Pu joined the Company as a director on November 24, 2009 and is the chairman of our audit committee and member of our compensation and nominating committees.  Mr. Pu has served as the Chief Financial Officer of China Integrated Energy Inc., a U.S. publicly traded energy company since February 2009. From February 2005 to January 2009, Mr. Pu was the Global Controller of Amphenol Corporation Industrial Operations, a division of Amphenol Corporation (NYSE: APH), a U.S. based multi-national manufacturing company specializing in interconnect systems, where he managed and directed finance teams of China and North American operations in all financial activities and policies implementations. From 2004 through 2005, Mr. Pu was the director of finance of Endicott Interconnect Technologies, Inc., a U.S. based company specializing in high-end interconnect technologies for industrial and military applications.  Mr. Pu received a B.S. in Accounting from the State University of New York, Institute of Technology in 1990. He is a New York State Certified Public Accountant.

Zidong Cao joined the Company as a director on December 15, 2008 and is a member of our audit, compensation and nominating committees. Dr. Cao is a scientist with substantial knowledge of the coal and related industries in China. He is presently the Assistant Dean of the School of Energy & Power Engineering and Associate Director of the Research Center on Environmental Science & Engineering at Xi’an Jiao Tong University (the “University”). Dr. Cao was previously the Director of the University’s Boiler Laboratory and the Boiler Teaching & Research Office. He is a member of the National Committee of Boiler Standardization and is the Vice Chairman of the Xi’an Association of Thermal Energy & Dynamics. Dr. Cao obtained a Ph.D. degree from the University’s School of Energy and Power Engineering in 1985, focusing on boiler research.

Yong Li was appointed as a director of the Company in March 3, 2009. Mr. Li has been a partner at Investwide LLC and Investwide Capital LLC since January 2005, where he oversees investment strategies. He is also in charge of risk management of Midway Group LP as its Managing Director, and has been with the firm since February 2003. Mr. Li graduated from China’s Sichuan University in 1987 with a B.S. in computer science. He also received a M.S. in mathematics and computer science in 1989 and a Ph.D. degree in Operations Research in 1992 from Pennsylvania State University.

Board Leadership Structure

The Board of Directors believes that Mr. Ren’s service as both Chairman of the Board and Chief Executive Officer is in the best interest of the Company and its stockholders. Mr. Ren possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees, customers and suppliers.

Family Relationships

There are no family relationships between or among any of our current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers. There are no family relationships among our officers and directors and the officers and directors of our direct and indirect subsidiaries.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

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

Compliance with Section 16(a) of the Exchange Act

Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the year ended December 31, 2009, our directors and executive officers complied with Section 16(a) filing requirements applicable to them, except that:

 Mr. Yong Li did not timely file a Form 4 reflecting the conversion of $750,000 Senior Secured Convertible Note of the Company and obtaining 3,947,368 and 11,228,071 shares of common stock of the Company on October 29, 2009 and March 5, 2010, respectively. Mr. Li subsequently filed a Form 4 on April 1, 2010 reflecting the exercise of his Senior Secured Convertible Note.

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

Board of Directors

Director Qualifications

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses.  We also seek directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion.  We also seek directors who have the ability and commitment to devote significant time and energy to service on the Board and its committees.  We believe that all of our directors meet the foregoing qualifications.

Certain of our directors have strong technological backgrounds that are relevant to our industry.  Certain of our directors have backgrounds in accounting, public company reporting, compliance and management.  We believe that the backgrounds and skills of our directors bring a diverse range of perspectives to the Board.

Meetings of the Board of Directors and Committees

During the fiscal year ended December 31, 2009, the Board of Directors did not meet but took action by unanimous written consent four (4) times.   The Audit Committee did not meet but took action by unanimous written consent four (4) times.  The Compensation Committee and the Nominating and Corporate Governance Committee did not meet and did not take any action by unanimous written consent during the fiscal year ended December 31, 2009.  Each director is expected to attend meetings of our Board of Directors and meetings of committees of our Board of Directors of which he is a member, and to spend the time necessary to properly discharge his respective duties and responsibilities.

Board Committees

The Board of Directors has an audit committee, a nominating committee and a compensation committee. The Board created the three committees and adopted charters for all of such committees on December 15, 2008. The Board has determined that Albert Ching-Hwa Pu, Wenjie Zhang, Zidong Cao and Yong Li are independent directors within the meaning of Nasdaq Listing Rule 5605(a)(2). Accordingly, all of the members of the Audit Committee are independent within the meaning of Nasdaq Listing Rule 5605(a)(2).

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in identifying qualified individuals to become members of our Board of Directors, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. Each of Albert Ching-Hwa Pu, Wenjie Zhang and Yong Li are members of the Nominating and Corporate Governance Committee. On November 24, 2009, Mr. Pu was appointed to serve as a member of the Nominating and Corporate Governance Committee to replace Mr. Bennet P. Tchaikovsky, who voluntarily resigned from his position as a director of the Company and as a result ceased to serve as a member of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates under a written charter. Mr. Zhang is the Chairman of Nominating Committee.

Compensation Committee

The compensation committee is responsible for overseeing and, as appropriate, making recommendations to the Board regarding the annual salaries and other compensation of the Company’s executive officers and general employees and other policies, and for providing assistance and recommendations with respect to the compensation policies and practices of the Company. Each of Albert Ching-Hwa Pu, Wenjie Zhang and Yong Li are members of the Compensation Committee. On November 24, 2009, Mr. Pu was appointed to serve as a member of the Compensation Committee to replace Mr. Bennet P. Tchaikovsky, who voluntarily resigned from his position as a director of the Company and as a result ceased to serve as a member of the Compensation Committee. The Compensation Committee operates under a written charter. Mr. Zhang is the Chairman of Compensation Committee.

Audit Committee

Our Audit Committee consists of Albert Ching-Hwa Pu, Wenjie Zhang and Zidong Cao, each of whom is considered “independent” under Rule 5605(a)(2) of the NASDAQ Marketplace Rules as determined by our Board of Directors. On November 24, 2009, Mr. Pu was appointed to serve as the chairman of the audit committee to replace Mr. Bennet P. Tchaikovsky, who voluntarily resigned from his position as a director of the Company and as a result ceased to serve as a member of the Audit Committee. The Audit Committee assists Board oversight of (i) the integrity of the Company’s financial statements, (ii) the Company’s compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of the Company’s internal audit function and independent auditor, and prepares the report that the Securities and Exchange Commission requires to be included in the Company’s annual proxy statement. The audit committee operates under a written charter. Mr. Pu is the Chairman of our audit committee.

The Board of Directors determined that Mr. Pu possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and Section 803 of the NYSE Amex Company Guide and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

REPORT OF THE AUDIT COMMITTEE

The role of the Audit Committee is to assist the Board of Directors in its oversight of the Company’s financial reporting process. As set forth in the Audit Committee charter, management of the Company is responsible for the preparation, presentation and integrity of the Company’s financial statements, accounting and financial reporting principles and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent auditors are responsible for auditing the Company’s financial statements and expressing an opinion as to their conformity with generally accepted accounting principles.

  In the performance of this oversight function, the Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2009 with management, and has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committee, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed with the independent auditors the independent auditors’ independence; and based on the review and discussions referred above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for filing with the SEC.

The members of the Audit Committee are not professionally engaged in the practice of auditing or accounting, are not experts in the fields of accounting or auditing, including in respect of auditor independence. Members of the Committee rely without independent verification on the information provided to them and on the representations made by management and the independent accountants. Accordingly, the Audit Committee’s oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal control and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee’s consideration and discussions referred to above do not assure that the audit of the Company’s financial statements has been carried out in accordance with generally accepted accounting principles or that the Company’s auditors are in fact “independent”.

Based upon the reports, review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Committee referred to above and in the Charter, the Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, be filed with the Securities and Exchange Commission.

THE AUDIT COMMITTEE

Albert Ching-Hwa Pu (Chairman)
Wenjie Zhang
Zidong Cao

ITEM 10. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We strive to provide our named executive officers with a competitive base salary that is in line with their roles and responsibilities. We believe that other peer companies in China which are listed on U.S. stock markets would be the most appropriate to use for salary comparison purposes. However, none of our direct competitors are public companies in the U.S. We believe that the compensation of our executive officers is appropriate.

The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to similar positions within comparable peer companies and with consideration of the executive’s relative experience in his or her position. Based on an evaluation of available information with respect to the base salaries of executives of our competitors located in China, the base salary paid to our named executive officers is in line with our domestic competitors Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

Pursuant to our employment agreement with Hon Wan Chan, our former CFO, we granted Mr. Chan stock options to purchase 100,000 shares of our common stock.  However we have not adopted an equity incentive plan.

We will consider other elements of compensation, including without limitation, short- and long-term compensation, cash and non-cash, and other equity-based compensation. We believe our current compensation package is comparable to our peers in the industry and is aimed to retain and attract talented individuals.

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned for years ended December 31, 2009 and 2008 by our Chief Executive Officer and Chief Financial Officer and each of our other three highest paid executives, whose total compensation exceeded $100,000 (if any) for the years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ( $)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ( $)	Total ($)
Baowen Ren,	2009	17,518	-0-	-0-	-0-	-0-	-0-	-0-	17,518
CEO	2008	15,282	-0-	-0-	-0-	-0-	-0-	-0-	15,282
Hon Wan Chan	2009	26,277	-0-	-0-	-0-	-0-	-0-	-0-	26,277
(CFO)(2)	2008	-0-	-0-	-0-	8,000	-0-	-0-	-0-	8,000

(1)
Compensation for the years shown was paid in RMB which, for reporting purposes, has been converted to U.S. dollars at the conversion rate of 6.85RMB to one U.S. dollar for 2009, 7.0671 RMB to one U.S. dollar for 2008 and 7.58 RMB to one U.S. dollar for 2007.

(2)	Mr. Chan served as our CFO from December 15, 2008 to February 12, 2010.

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

Employment Agreement with Hon Wan Chan

On December 15, 2008, we entered into an employment agreement with Mr. Chan for a term of one year with an annualized compensation of RMB180,000. Mr. Chan was also entitled to reimbursement of reasonable business expenses incurred in connection with his employment.

Concurrent with the employment agreement, we granted Mr. Chan an option to purchase up to 100,000 shares of the Company’s common stock pursuant to a non-qualified stock option agreement, at an exercise price equal to the last reported sale price per share in the over-the-counter market on the grant date. The option was exercisable for a period of two years from the grant date, unless Mr. Chan’s employment was terminated. Mr. Chan resigned from his position as the Chief Executive Officer of the Company, effective February 12, 2010. Mr. Chan exercise his options in March 2009. Mr. Chan remains with the Company and is serving as the Vice President of Finance.

Employment Agreement with Wen (Wendy) Fu

On February 12, 2010, we entered into an employment agreement with Ms. Fu for a term of one year with a monthly salary of $5,000. Under the terms of the employment agreement, the Company also agreed to grant her an option to purchase shares of the Company’s common stock pursuant to a non-qualified stock option agreement. Ms. Fu was also entitled to reimbursement of reasonable business expenses incurred in connection with her employment. The Company may terminate the employment agreement for cause or if Ms. Fu becomes disabled or dies. The employment agreement may also be terminated by the Company or Ms. Fu upon a 30-day written notice. The employment agreement contains certain restrictive covenants applicable during her employment and thereafter preventing both competition with the Company and disclosure of the Company’s confidential information.

Concurrently with the employment agreement, we granted Ms. Fu an option to purchase up to 100,000 shares of the Company’s common stock pursuant to a non-qualified stock option agreement, at an exercise price equal to the last reported sale price per share in the over-the-counter market on the grant date. The option is exercisable for a period of two years from the grant date, unless Ms Fu.’s employment is terminated. If the termination arises from Ms. Fu’s disability or death, the option is exercisable for up to a period of 12 months following the disability or death; and if we terminate Ms. Fu’s employment for cause, the option is terminated immediately. For any other termination, the option is exercisable for up to 3 months following such termination. With respect to shares of common stock that Ms. Fu acquires from exercise of the option, the Company has a 30-day right of first refusal if Ms. Fu proposes to dispose them in any manner.

Outstanding Equity Awards at Fiscal Year-End

With the exception of Mr. Hon Wan Chan, our former Chief Financial Officer, there are no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of December 31, 2009. Pursuant to the terms of his employment agreement, we granted Mr. Chan an option to purchase up to 100,000 shares of the Company’s common stock for a period of two years. The fair value of the option granted to Mr. Chan, $8,000, was charged to compensation at the grant date.

Outstanding Equity Awards at Fiscal Year Ended

December 31, 2009

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Hon Wan Chan	100,000	0	0	$0.24	12/15/2010		–	–	–

Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the year ended December 31, 2009.

DIRECTOR COMPENSATION TABLE
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Baowen Ren (1)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Peng Zhou (1)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Wenjie Zhang (1)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Bennet Tchaikovsky (2)	2009	35,750	-0-	-0-	-0-	-0-	-0-	35,750
Zidong Cao (3)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Albert China-Hwa Pu (4)	2009	3,250	-0-	-0-	-0-	-0-	-0-	3,250
Yong Li	2009	13,000	-0-	-0-	-0-	-0-	-0-	13,000

(1)
These persons became our directors in connection with the share exchange transaction (described in the Description of Business above under the heading “Corporate Organization and History”) that closed on October 20, 2006. We do not have any compensation arrangements with these directors.

(2)
Mr. Tchaikovsky was appointed to our board of directors effective December 15, 2008, and was entitled to receive annual compensation of $39,000 for his services rendered as a director, as well as chairman of the audit committee and member of the compensation and nominating committees. Mr. Tchaikovsky resigned from his position as a director of the Company and as a result ceased to be the chairman of the audit committee on November 24, 2009.

(3)
Dr. Cao was appointed to our board of directors effective December 15, 2008, and is entitled to receive annual compensation of $10,000 for his services rendered as a director, as well as member of the audit, compensation and nominating committees.

(4)
Mr. Pu was appointed to our board of directors effective November 24, 2009, and is entitled to receive annual compensation of $39,000for his services as a director, as well as a member of the audit, compensation and nominating committees.

There were no stock or option awards issued to any directors and outstanding as of December 31, 2009.

Director Agreements

In connection with the appointments of Mr. Tchaikovsky, Dr. Cao and Mr. Pu to our board of directors, we entered into agreements with each of them as follows:

Under the agreement with Mr. Tchaikovsky, in addition to duties as a director, he will serve as chairman of the audit committee as well as member of the compensation committee and/or the nominating committee, for annual compensation of $39,000. We have also agreed to include Mr. Tchaikovsky under a directors and officers insurance policy. Additionally, we entered into a separate indemnification agreement with Mr. Tchaikovsky pursuant to which we have agreed to indemnify Mr. Tchaikovsky against any expense, liability, or loss paid or incurred in connection with any event relating to his directorship. Mr. Tchaikovsky resigned from his position as a director of the Company and as a result ceased to be the chairman of the audit committee on November 24, 2009.

Under the agreement with Dr. Cao, in addition to duties as a director, he will serve on the audit committee, compensation committee and the nominating committee as a member, for annual compensation of $10,000. We have also agreed to include Dr. Cao under a directors and officers insurance policy.

Under the director offer letter with Mr. Pu, he is entitled to receive annual compensation of $39,000 for his services rendered as a director, as well as the chairman of the audit committee and member of the compensation committee and nominating committee. We also agree to include Mr. Pu as an insured under our directors and officers insurance, and will reimburse Mr. Pu for reasonable expenses incurred in connection with the performance of duties as a director of the Company, including travel expenses.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

We do not have any equity compensation plans in effect as of the date of this annual report.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our common stock beneficially owned on March 23, 2010, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 23, 2010 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. To the best of our knowledge, subject to community and martial property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Name and Address of Beneficial Owners (1)	Amount of Beneficial Ownership(2)(3)	Percent of Class

Baowen Ren, Director and Chief Executive Officer	31,149,594	18.82%
Wen (Wendy) Fu, Chief Financial Officer (4)	100,000	*
Hon Wan Chan, Vice President of Finance	100,000	*
Peng Zhou, Director	7,500,000	4.53%
Wenjie Zhang, Director	202	*
Albert Ching-Hwa Pu, Director	-0-	0%
Zidong Cao, Director	-0-	0%
Yong Li (5)	15,175,439	9.17%
All officers and directors as a group (8 total)	85,174,829	51.4%

* less than 1%

(1)
Unless otherwise noted, the address for each of the named beneficial owners is: Room 1605, Suite B, Zhengxin Building, No. 5, Gaoxin 1st Road, Gaoxin District, Xi’an, Shaanxi Province, People’s Republic of China.

(2)
As of March 23, 2010 there were 165,462,494 shares of our common stock issued and outstanding. In determining beneficial ownership of our common stock as of that date, the number of shares shown includes shares of our common stock which may be acquired within 60 days of that date on exercise of warrants or options or conversion of convertible securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares. None of the persons named in the table own any shares of preferred stock or warrants.

(3)	Includes 31,452,631 shares underlying 10% senior secured convertible notes and warrants which are convertible and exercisable within 60 days of March 20, 2010.

(4)	Includes options to acquire 100,000 shares of common stock exercisable on February 12, 2010.

(5)
Investwide LLC and Investwide Capital LLC share common control and they are deemed affiliates of each other. Mr. Li is the natural person who has voting power and the power to sell, transfer or otherwise dispose of the notes and warrants, as well as the underlying shares of common stock thereto.

Compensation Committee Interlocks and Insider Participation

Members of our Compensation Committee of the Board of Directors were Albert China-Hwa Pu, Wenjie Zhang and Yong Li. No member of our Compensation Committee was, or has been, an officer or employee of the Company or any of our subsidiaries.

No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of the Company or another entity.

Compensation Committee Report

The goal of the Company’s executive compensation policy is to ensure that an appropriate relationship exists between executive compensation and the creation of stockholder value, while at the same time attracting, motivating and retaining experienced executive officers.

The Compensation Committee has reviewed and discussed the discussion and analysis of the Company’s compensation which appears above with management, and, based on such review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the above disclosure be included in this Annual Report on Form 10-K for the year ended December 31, 2009.

The members of the Compensation Committee are:

Wenjie Zhang, Chairman
Albert Ching-Hwa Pu
Yong Li

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There have been no transactions during 2009, or any currently proposed transaction, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $120,000 and in which any current or former director of officer of the Company, any 5% or greater shareholder of the Company or any member of the immediate family of any such persons had, or will have, a direct or indirect material interest other than as disclosed below.

Acquisition of minority interest

On June 30, 2008, we entered into a Securities Purchase Agreement with Mr. Peng Zhou, who is one of our directors, to acquire his 20% equity ownership interest in Suo’ang New Energy. Pursuant to the terms of our agreement with Mr. Zhou, he transferred the 20% to Hangson, our wholly owned subsidiary, in exchange 7,500,000 shares of our common stock. Additionally, Mr. Zhou agreed to waive any and all right he may have to any distributions and/or payments from Suo’ang New Energy beginning January 1, 2008.

Other than the above transactions or otherwise set forth in any reports filed by the Company with the SEC, neither we, our subsidiary or former VIEs have entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. We are not a subsidiary of any company.

Procedures for Approval of Related Party Transactions

Our board of directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Board has determined that Albert Ching-Hwa Pu, Wenjie Zhang, Zidong Cao and Yong Li are independent directors within the meaning of Nasdaq Listing Rule 5605(a)(2). Accordingly, all of the members of the Audit Committee are independent within the meaning of Nasdaq Listing Rule 5605(a)(2).

ITEM 13. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our current principal independent auditor is Weinberg & Company, P.A. (“Weinberg”), whom we engaged on December 5, 2008, after dismissal of our prior principal independent auditor, AGCA (formerly known as Yu & Associates CPA Corporation),.  AGCA performed the audit for the fiscal year ended December 31, 2007 and reviewed the Company’s unaudited financial statements through the quarter ended September 30, 2008.  The following are the services provided and the amounts billed.

Audit Fees

The aggregate fees billed by Weinberg for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2009, was $262,890. The aggregate fees billed by Weinberg for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2008, was $Nil.

The aggregate fees billed by AGCA for professional services rendered for the review of the Company’s interim financial statements for the fiscal year ended December 31, 2008, was $36,000.

Audited-Related Fees

For the year ended December 31, 2009, there were no fees billed by Weinberg for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

For the year ended December 31, 2008, there were no fees billed by Weinberg for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

For the year ended December 31, 2009, the Company incurred no fees from Weinberg for services for tax compliance, tax advice and tax planning work.

For the year ended December 31, 2008, the Company incurred no fees from Weinberg for services for tax compliance, tax advice and tax planning work.

All Other Fees

For the year ended December 31, 2009 and December 31, 2008, there were no other fees billed by either AGCA for products and services outside of those fees disclosed above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

Pre-Approval Policies and Procedures of the Audit Committee

Our audit committee approves the engagement of our independent auditors and is also required to pre-approve all audit and non-audit services by the independent auditors as required by applicable law and the rules of any securities exchange upon which our securities may be listed.

ITEM 14.   EXHIBITS

(1) Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8 of this Report:

Report of Weinberg & Company, P.A., Independent Auditors

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

EXHIBIT INDEX
Exhibit Number	Description
2.1	Share Exchange Agreement by and between Endo Networks, Inc. (“Endo”), the Majority Shareholders of Endo, Hangson Ltd. (“Hangson”) and the Shareholders of Hangson dated October 18, 2006 (1)
3.1	Articles of Incorporation of Endo Networks, Inc., a Nevada corporation, as amended. (3)
3.2	Bylaws of Endo (3)
3.3	Text of Amendment to our Bylaws (4)
3.4	Articles of Merger filed with the Secretary of State of Nevada with an effective date of August 15, 2007 (6)
4.1	Form of Registrant’s 18% Secured Convertible Debenture (9)
4.2	Form of Registrant’s Warrant (9)
4.3	Form of Warrant issued to Ancora Securities, Inc. (9)
4.4	Non-statutory Stock Option Agreement by and between Registrant and Hon Wan Chan dated December 15, 2008 (11)
4.5	Form of 10% Senior Secured Convertible Note issued to the Purchasers (14)
4.6	Form of Warrant issued to the Purchasers (14)
10.1	Asset and Share Purchase Agreement by and between Registrant and Peter B. Day (for Endo Canada) (2)
10.2	Securities Purchase Agreement by and among Registrant, Peng Zhou and Shaanxi Suo’ang New Energy Enterprise Co., Ltd. dated June 30, 2008 (8)
10.3	Securities Purchase Agreement by and among Registrant and two institutional and accredited investors dated September 16, 2008 (9)

10.4	Securities Purchase Agreement by and among Registrant and four institutional and accredited investors dated September 19, 2008 (10)
10.5	Employment Agreement by and between Registrant and Hon Wan Chan dated December 15, 2008 (11)
10.6	Form of Director Offer Letter (11)
10.7	Indemnity Agreement by and between Registrant and Bennet P. Tchaikovsky dated December 15, 2008 (11)
10.8	Form of Exchange and Amendment Agreement by and among Registrant and six institutional and accredited investors (12)
10.9	Amendment to Consulting Services Agreement by and between Hangson and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Suo’ang BST”) dated June 30, 2009 (14)
10.10	Amendment to Equity Pledge Agreement by and among Hangson, Suo’ang BST and Suo’ang BST’s Majority Stockholders dated June 30, 2009 (14)
10.11	Agreement to Transfer of Operating Agreement among Hangson, Suoke SCE, Suo’ang BST, Suo’ang BST’s Majority Stockholders and Sino Clean dated June 30, 2009 (14)
10.12	Designation Agreement among Hangson, Suoke SCE, Suo’ang BST, Suo’ang BST’s Majority Stockholders and Sino Clean dated June 30, 2009 (14)
10.13	Agreement to Transfer of Option Agreement among Hangson, Suoke SCE, Suo’ang BST, Suo’ang BST’s Majority Stockholders and Sino Clean dated June 30, 2009 (14)
10.14	Form of Securities Purchase Agreement, dated as of July 1, 2009 by and among the Company and certain Purchasers (15)
10.15	Form of Amendment Agreement to the Securities Purchase Agreement by and among the Company and certain Purchasers dated as of August 2009. (16)
10.16	Land Lease Contract by and between No. 3 Company of Shenyang Lumber General Corporation and Shaanxi Suo’ang New Energy Enterprise Co,. Ltd., dated July 21, 2009 *
10.17	Employment Agreement by and between Registrant and Hon Wan Chan dated December 15, 2008 (17)
10.18	Employment Agreement by and between Registrant and Wen (Wendy) Fu dated February 12, 2010 (18)
14	Code of Business Conduct and Ethics (11)
21	List of Subsidiaries *
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
99.1	Consulting Services Agreement by and between Hangson and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. (“Suo’ang BST”) dated August 18, 2006 (3)
99.2	Equity Pledge Agreement by and among Hangson, Suo’ang BST and Suo’ang BST’s Majority Shareholders dated August 18, 2006 (3)
99.3	Operating Agreement by and among Hangson, Suo’ang BST and Suo’ang BST’s Majority Shareholders dated August 18, 2006 (3)
99.4	Proxy Agreement by and between Hangson and Suo’ang BST’s Majority Shareholders dated August 18, 2006 (3)
99.5	Option Agreement between Hangson and Suo’ang BST’s Majority Shareholders dated August 18, 2006 (3)
99.6	Agreement by and between Suo’ang BST and Hanzhong Si Xiong Ke Chuang Business Co. Ltd. (“Hangzhong”) (3)

99.7	Supplementary Agreement by and between Suo’ang BST and Hanzhong dated March 25, 2007 (5)
99.8	Contract for Technology Transfer between Suo’ang BST and HanZhongWeiDa Commercial Company Limited (“HangZhongWeiDa”) dated December 25, 2006 (5)
99.9	Contract for Technology Transfer between Suo’ang BST and HanZhongWeiDa dated January 10, 2007 (5)
99.10
Agreement to Terminate the Consulting Service Agreement by and between Tongchuan Suoke Clean Energy Co., Ltd. and Shaanxi Suo’ang Biological Science & Technology Co., Ltd. dated as of December 31, 2009 (19)

99.11
Agreement to Terminate the Equity Pledge Agreement by and between Tongchuan Suoke Clean Energy Co., Ltd., Shaanxi Suo’ang Biological Science & Technology Co., Ltd. and certain shareholders listed thereto, dated as of December 31, 2009 (19)

99.12
Agreement to Terminate the Operating Agreement by and between Tongchuan Suoke Clean Energy Co., Ltd., Shaanxi Suo’ang Biological Science & Technology Co., Ltd. and certain shareholders listed thereto, dated as of December 31, 2009 (19)

99.13
Agreement to Terminate the Voting Rights Proxy Agreement by and between Tongchuan Suoke Clean Energy Co., Ltd., Shaanxi Suo’ang Biological Science & Technology Co., Ltd. and certain shareholders listed thereto, dated as of December 31, 2009 (19)

99.14
Agreement to Terminate the Option Agreement by and between Tongchuan Suoke Clean Energy Co., Ltd., Shaanxi Suo’ang Biological Science & Technology Co., Ltd. and certain shareholders listed thereto, dated as of December 31, 2009 (19)

 * Filed herewith
(1)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2006 and incorporated herein by reference.
(2)	Filed as Exhibit A of Registrant’s Schedule 14A filed with the SEC on August 8, 2006 and incorporated herein by reference.
(3)	Filed as Exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2006 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006 and incorporated herein by reference.
(5)	Filed as Exhibits to the Registrant’s Annual Report on Form 10-KSB filed with the SEC on May 3, 2007 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2007 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the SEC on May 3, 2007 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2008 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2008 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2008 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2008 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2009 and incorporated herein by reference.

(13)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009 and incorporated herein by reference.
(14)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2009 and incorporated herein by reference.
(15)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009 and incorporated herein by reference.
(16)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 20, 2009 and incorporated herein by reference.
(17)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2008 and incorporated herein by reference.
(18)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2010 and incorporated herein by reference.
(19)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2010 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 9, 2010		SINO CLEAN ENERGY INC.

	By:	/s/ Baowen Ren
Baowen Ren Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Date

/s/ Baowen Ren	April 9, 2010
Baowen Ren Chief Executive Officer and Director (principal executive officer)

/s/ Wen (Wendy) Fu	April 9, 2010
Wen (Wendy) Fu Chief Financial Officer

/s/ Wenjie Zhang	April 9, 2010
Wenjie Zhang Director

/s/ Peng Zhou	April 9, 2010
Peng Zhou Director

/s/ Albert Ching-Hwa Pu	April 9, 2010
Albert Ching-Hwa Pu Director

/s/ Zidong Cao	April 9, 2010
Zidong Cao Director

/s/ Yong Li	April 9, 2010
Yong Li Director