Form 10-Q
period 2010-03-31
Sino Clean Energy Inc
filed 2010-05-17
CIK 1120096

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

❑           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________.

Commission File Number 000-51753

SINO CLEAN ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	75-2882833
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 1605, Suite B, Zhengxin Building
No. 5 Gaoxin 1st Road, Gao Xin District
Xi’an, Shaanxi Province, People’s Republic of China
(Address of Principal Executive Offices including zip code)

+86 29 8406-7376
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
*Yes ❑ No ❑ *The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer ❑	Accelerated Filer ❑	Non-Accelerated Filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes ☐ No ☑

As of May 14, 2010, 16,556,250 shares of the issuer’s common stock, par value $0.001, were outstanding.

PART I

FINANCIAL INFORMATION
Item 1. Financial Statements

Sino Clean Energy Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$25,760,626	$18,302,558
Accounts receivable , net	2,791,092	3,655,473
Inventories	809,277	892,609
Prepaid inventories	4,254,320	5,453,095
Prepaid expenses	22,084	259,627
Tax recoverable	—	138,495
Other receivables	18,469	65,584
Land use right - current portion	38,750	38,739

Total current assets	33,694,618	28,806,180

Property, plant and equipment , net	15,634,747	12,557,691
Land use right - non current portion	1,769,369	1,778,562
Goodwill	762,018	762,018
Prepayments and deposits	1,228,390	729,328

Total assets	$53,089,142	$44,633,779
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$3,605,237	$2,672,211
Taxes payable	2,132,203	1,577,249
Amount due to directors	73,466	73,466
Derivative liabilities	20,992,787	16,752,858

Total current liabilities	26,803,693	21,075,784

Convertible notes, net of discount	—	1,615,025
Derivative liabilities	—	28,404,181

Total liabilities	26,803,693	51,094,990

Commitments and Contingencies

Shareholders' Equity (Deficiency)
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized, 16,556,250 and 10,849,863 issued and outstanding as of March 31, 2010 and December 31, 2009 respectively	16,557	10,850
Additional paid-in capital	37,700,930	25,432,804
Accumulated deficit	(15,342,366)	(35,802,987)
Statutory reserves	1,758,553	1,758,553
Accumulated other comprehensive income	2,151,775	2,139,569

Total Shareholders' equity (deficiency)	26,285,449	(6,461,211)

Total liabilities and shareholders' equity (deficiency)	$53,089,142	$44,633,779

See accompanying notes to condensed consolidated financial statements.

Sino Clean Energy Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Other Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2010	2009
Revenue	$24,509,004	$7,778,277

Cost of goods sold	(14,400,177)	(5,348,107)

Gross profit	10,108,827	2,430,170

Selling expenses	911,079	3,559
General and administrative expenses	719,182	548,899

Income from operations	8,478,566	1,877,712

Other income (expense)
Interest and finance costs	(10,444,563)	(485,747)
Expense related to escrow shares	—	(120,167)
Interest income	12,871	3,986
Change in fair value of derivative liabilities	(4,239,929)	578,978
Gain on extinguishment of derivative liability	28,404,181	—

Total other income (expense)	13,732,560	(22,950)

Income before provision for income taxes	22,211,126	1,854,762

Provision for income taxes	1,750,505	289,286

Net income	20,460,621	1,565,476

Other comprehensive income (loss)
Foreign currency translation adjustment	12,206	(3,316)

Comprehensive income	$20,472,827	$1,562,160

Weight average number of shares
- Basic	12,851,265	9,219,471
- Diluted	14,933,797	9,275,123

Income per common share
- Basic	$1.59	$0.17
- Diluted	$1.37	$0.17

See accompanying notes to condensed consolidated financial statements.

Sino-Clean Energy Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2010
(Unaudited)

					Retained	Accumulated
	Common stock		Additional		earnings	other
			paid-in	Statutory	(Accumulated	comprehensive
	Shares	Amount	capital	reserves	Deficit)	income	Total
Balance, January 1, 2010	10,849,863	$10,850	$25,432,804	$1,758,553	$(35,802,987)	$2,139,569	$(6,461,211)
Shares issued for exercise of warrants and options	62,632	63	173,917	—	—	—	173,980
Fair value of options granted	—	—	18,152	—	—	—	18,152
Shares issued upon conversion of notes payable	5,643,755	5,644	12,076,057	—	—	—	12,081,701
Net income	—	—	—	—	20,460,621	—	20,460,621
E Foreign currency translation gain	—	—	—	—	—	12,206	12,206
Balance, March 31, 2010	16,556,250	$16,557	$37,700,930	$1,758,553	$(15,342,366)	$2,151,775	$26,285,449

See accompanying notes to condensed consolidated financial statements.

Sino Clean Energy Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$20,460,621	$1,565,476
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	469,002	356,063
Amortization of deferred debt issuance costs	—	97,128
Amortization of discount on convertible notes	8,601,975	329,338
Fair value of common stock issued for payment of interest expense	1,864,701	—
Expense related to escrow shares	—	120,167
Fair value of common stock issued for services	—	233,300
Fair value of vested options	18,152	—
Change in fair value of derivative liabilities	4,239,929	(578,978)
Gain on extinguishment of derivative liabilities	(28,404,181)	—
Change in operating assets and liabilities :
Accounts receivable	864,382	(874,993)
Other receivables	47,115	820
Prepaid expenses	237,543	68,313
Inventories	83,332	(97,682)
Prepaid inventories	1,198,775	—
Tax recoverable	138,495	—
Refundable advance	—	731,771
Accounts payable and accrued expenses	933,026	178,809
Taxes payables	554,955	261,239
Net cash provided by operating activities	11,307,822	2,390,771

Cash flows from investing activities :
Prepayments and deposits	(499,062)	48,313
Purchase of property, plant and equipment	(3,532,523)	—
Net cash (used in) provided by investing activities	(4,031,585)	48,313

Cash flows from financing activities:
Payment of advances from director	—	(394,956)
Cash received from exercise of warrants and options	173,980	—
Net cash provided by (used in) financing activities	173,980	(394,956)

Effect of foreign currency translation	7,851	(523)

Net increase in cash and cash equivalents	7,458,068	2,043,605

Cash and cash equivalents, beginning of period	18,302,558	3,914,306

Cash and cash equivalents, end of period	$25,760,626	$5,957,911

Supplemental disclosure information
Interest paid	$—	$—
Income taxes paid	$1,616,656	$542,632

Supplemental non-cash investing and financing activities
Issuance of shares upon conversion of convertible notes	$10,217,000	$—
Issuance of shares to consultant	$—	$233,300

Cumulative effect of change in accounting principle on convertible notes and warrants	$—	$4,589,792

See accompanying notes to the condensed consolidated financial statements.

Sino Clean Energy Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 (Unaudited)

1. ORGANIZATION AND BUSINESS ACTIVITIES

Overview

Sino Clean Energy Inc. (the “Company”, “we” or “our”) is a holding company that, through its subsidiaries, is a leading commercial producer and distributor of coal-water slurry fuel (“CWSF”) in China. CWSF is a clean fuel that consists of fine coal particles suspended in water.  Our CWSF products are mainly used to fuel boilers and furnaces to generate steam and heat for residential and industrial applications.  We sell our products in China and our customers include industrial, commercial, residential and government organizations. Our strong reputation in the CWSF industry in China, together with our established track record for consistently delivering products in large quantities, has enabled us to expand our customer base.  We primarily use washed coal to produce CWSF. We acquire the raw materials for each of our production facilities primarily from three nearby coal mines.  We have established strong relationships with our suppliers and our ability to purchase large quantities of raw materials has allowed us to achieve favorable pricing and delivery terms.

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

Hangson did not conduct any substantive business operations of its own, but from August 2006 to June 30, 2009, controlled Suo’ang BST, a PRC company and Suo’ang BST’s 80%-owned subsidiary Suo’ang New Energy.  From June 30, 2008 to November 12, 2009 Hangson owned 20% of Suo’ang New Energy.  Hangson controlled Suo’ang BST through a series of contractual arrangement. Beginning in June 2009, we effected a reorganization of our corporate structure in order to make Suo’ang New Energy a wholly-owned subsidiary.

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

On December 31, 2009, Hangson transferred all of its equity interests in Wiscon to us.  Since Hangson had no substantive operations of its own after the transfer and termination of the contractual arrangements, we decided to dissolve Hangson on December 31, 2009.

Effective May 7, 2010, the Company announced a reverse stock split pursuant to which each ten shares of Company's common stock then issued and outstanding was automatically converted into one share of the Company’s common stock.  All share and per share amounts in the accompanying condensed consolidated financial statements have been adjusted to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

2. SUMMARY OF SIGNIFICANY ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC. The results of operations for interim periods are not necessarily indicative of the results expected for a full year or for any future period.

The consolidated condensed financial statements include the financial statements of the Company, its wholly owned subsidiaries Wiscon, Tongchuan Suoke Clean Energy, Shaanxi Suo’ang New Energy and Shenyang Suo’ang New Energy.  Intercompany accounts and transactions have been eliminated in consolidation.

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

Fair value of financial instruments

Fair value measurements are determined using authoritative guidance issued by the FASB, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as Follows :

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company's assumptions.

The Company is required to use observable market data if such data is available without undue cost and effort.

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2010.

	Level 1	Level 2	Level 3	Total

Fair value of warrants	$—	$—	$20,992,787	$20,992,787

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

Income per common share

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

As of March 31, 2010, common stock equivalents were composed of warrants convertible into 4,063,981 shares of the Company's common stock, and options convertible into 10,000 shares of the Company’s common stock.  As of March 31, 2009, common stock equivalents were composed of warrants convertible into 926,143 shares of the Company's common stock, debentures convertible into 890,433 shares of the Company's common stock and options convertible into 10,000 shares of the Company’s common stock.  At March 31, 2009, the conversion of the debentures into 890,433 shares of common stock was excluded from the calculation of diluted earnings per share as the effects of such conversion would have been anti-dilutive.

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share.

	Three months ended March 31 ,

	2010	2009
Numerator	(unaudited)	(unaudited)
Net income	$20,460,621	$1,565,476

Denominator
Weighted average shares outstanding-basic	12,851,265	9,219,471
Effect of dilutive instruments:
Warrants	2,082,532	55,652
Weighted average shares outstanding-diluted	14,933,797	9,275,123

Foreign currency translation

The accompanying condensed consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). Capital accounts of the condensed consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rate as of balance sheet date. Income and expenditures are translated at the average exchange rate of the period

	March 31, 2010	December 31, 2009	March 31, 2009
Period end RMB : US$ exchange rate	6.8263	6.8172	6.8359

Average period RMB : US$ exchange rate	6.8272	6.8259	6.8363

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

Research and Development

Research and development costs are expensed as incurred.  For the three months ended March 31, 2010 and 2009, research and   development expenses totaled $146,473 and $0, respectively.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured trade accounts receivable.

For the quarter ended March 31, 2010, one customer accounted for 51% of sales.   For the quarter ended March 31, 2009, there were no customers who accounted for 10% or more of sales.

At March 31, 2010, one customer represented 36% of the total balance of the accounts receivable.  At March 31, 2009, one customer represented 10% of the total balance of the accounts receivable.

For the quarter ended March 31, 2010, three vendors accounted for 100% of total purchases (50%, 40% and 10% respectively).  At March 31, 2010, one vendor accounted for 70% of accounts payable and one vendor accounted for 85% of prepaid coal.  For the quarter ended March 31, 2009, two vendors accounted for 100% of total purchases (85% and 15% respectively).  At March 31, 2009, one vendor accounted for 100% of prepaid coal.

Reclassifications

In presenting the Company’s statement of cash flows for the quarter ended March 31, 2009, the Company presented $48,313 of prepayments and deposits as operating cash flows.  In presenting the Company’s statement of cash flows for the quarter ended March 31, 2010, the Company has reclassified the prepayments and deposits as investing cash flows in the accompanying March 31, 2009 financial statements.

In presenting the Company’s consolidated statement of operations for the quarter ending March 31, 2009, the Company presented $38,694 of commission income as part of Other Income (Expense).  In presenting the Company’s consolidated statement of operations for the quarter ending March 31, 2010, the Company has reclassified the $38,694 to revenue in the accompanying consolidated statement of operations for the quarter ending March 31, 2009.

Recently issued Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 roll forward.   The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on our consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. INVENTORIES

Inventories consist of the following at

	March 31,	December 31,
	2010	2009
	(unaudited)
Raw materials	$571,689	$634,751
Packing materials	785	785
Finished goods	236,803	257,073

	$809,277	$892,609

The Company has a contract with a coal mine to deliver coal for use in the production of CWSF. At times, the Company may make payments in advance of delivery and accounts for these prepayments as prepaid inventory. The prepaid inventory is usually received within 48 hours of any prepayment. At March 31, 2010 and December 31, 2009, prepaid inventories totaled $4,254,320 and $5,453,095, respectively.

4  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(unaudited)
Buildings	$2,565,351	$2,564,638
Plant and machinery	15,185,157	11,762,449
Office equipment	76,842	76,639
Motor vehicles	260,967	148,020

	18,088,317	14,551,746
Less: Accumulated depreciation and amortization	(2,453,570)	(1,994,055)

	$15,634,747	$12,557,691

Depreciation expense on  the quarter ended March 31, 2010 and 2009 were $459,515 and $346,390, respectively.

5. CONVERTIBLE NOTES

Convertible notes consist of the following at:

	March 31,	December 31,
	2010	2009
	(unaudited)
10% convertible notes	$—	$10,217,000
Valuation discount	—	(8,601,975)
Convertible notes, net	—	1,615,025
Less current portion	—	—
Long term portion	$—	$1,615,025

In July 2009, the Company issued $11,592,000 of 10% senior secured convertible notes (the “Notes”) and issued warrants (the “Warrants”) to purchase up to 6,101,054 shares of common stock of the Company in a private placement.  The Notes bore interest at 10% per annum, were due in 2012, were unsecured, and were personally guaranteed by the Company’s Chief Executive Officer and certain shareholders.  The holders of the Notes had the right at any time to convert all or part of the outstanding principal amount of the Notes and any accrued and unpaid interest into common shares of the Company at the then effective conversion price, initially set at $1.90 per share.  In 2009, $1,375,000 of the convertible notes was converted at the stated conversion price of $1.90 per share in to 723,684 shares of the Company’s common stock.  During the quarter ended March 31, 2010, the balance of the notes of $10,217,000 was converted at the stated conversion price of $1.90 per share into 5,377,368 shares of the Company’s common stock.  For some of the conversions made in 2010, note holders received an additional 266,387 shares of the Company’s stock representing additional interest consideration.  The fair value of the additional 266,387 shares of common stock was $1,864,701 on the date the shares were issued, and is included in interest expense in the accompanying March 31, 2010 condensed consolidate financial statements.

At December 31, 2009, the Company had recorded a derivative liability of $28,404,181 related to the conversion feature of the convertible notes.   When the notes converted, the derivative liability was extinguished and a gain on extinguishment of the derivative was recorded.  Also upon conversion, the unamortized balance of the note discount of $8,601,975 was fully amortized and included in interest expense in the accompanying March 31, 2010 condensed consolidated financial statements.

At March 31, 2009, $1,335,650 of convertible debentures were outstanding that were paid off or converted into shares of the Company’s common stock in mid-2009. For the three month period ended March 31, 2009, $329,328 of discount amortization, $97,128 of amortization of loan fees, and $120,167 of expense for performance related compensatory escrow shares, was recorded related to the debentures.

6. DERIVATIVE LIABILITIY

At March 31, 2010 and December 31, 2009, derivative liabilities were made up of the following valued based on the Black-Scholes-Merton and bi-nominal valuation techniques with the following assumptions:

	March 31, 2010	December 31, 2009
	（Unaudited）
Conversion feature :
Risk-free interest rate	—	1.4%
Expected volatility	—	139.96%
Expected life (in years)	—	2.5 years
Expected dividend yield	—	—

Warrants :
Risk-free interest rate	0.67% to 1.32%	0.93% to 1.43%
Expected volatility	108.09% to 150.04%	139.96% to 148.16%
Expected life (in years)	0.46 to 2.6 years	0.71 to 2.8 years
Expected dividend yield	0	0

Fair Value :
Conversion feature	$—	$28,404,181
Warrants	20,992,787	16,752,858
	$20,992,787	$45,157,039

The risk-free interest rate was based on rates established by the Federal Reserve Bank, the Company uses the historical volatility of its common stock, and the expected life of the instruments is determined by the expiration date of the instrument.  The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

At December 31, 2009, the Company had recorded a derivative liability of $28,404,181 related to the conversion feature of the convertible notes.   When the notes converted, the derivative liability was extinguished and a gain on extinguishment of the derivative was recorded. For the quarters ended March 31, 2010 and 2009, change in derivative liability was $(4,239,929) and $578,978, respectively.

7. COMMON STOCK

During the quarter ended March 31, 2010, the Company issued 5,643,755 shares of common stock upon conversion of $12,081,701 of convertibles notes and related interest.

During the quarter ended March 31, 2010, the Company issued 62,632 shares of common stock upon exercise of options and warrants for total proceeds of $173,980.

8.  WARRANTS AND OPTIONS

At March 31, 2010 and December 31, 2009, outstanding warrants and options were as follows:

	Number of Shares under Warrants and Options	Weighted Average Exercise Price
Warrants and options outstanding at January 1, 2010	4,413,744	$2.51
Warrants and options granted	10,000	$4.4
Warrants and options exercised	(62,632)	$1.5
Warrants and options expired	(287,130)	$1.5
Warrants and options outstanding at March 31, 2010	4,073,982	$2.24

The following table summarizes information about warrants and options outstanding at March 31, 2010:

Outstanding Warrants and Options			Exercisable Warrants and Options
Exercise price	Number of shares under warrants and options	Weighted average remaining contractual life (years)	Number of shares under warrants and options exercisable	Weighted average exercise price
$1.50	603,304	1.71	603,304	$1.50
$2.28	427,074	2.75	427,074	$2.28
$2.50	35,710	0.45	35,710	$2.50
$2.85	2,997,894	2.17	2,997,894	$2.85
$4.35	10,000	1.93	10,000	$4.35
$2.24	4,073,982		4,073,982	$2.59

At March 31, 2010, the aggregate intrinsic value of the warrants and options outstanding and exercisable was $16,740,218.

9.  RELATED PARTY TRANSACTIONS

Amounts due to related parties at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Due to director :	(unaudited)
Mr. Baowen Ren	73,466	73,466
	$73,466	$73,466

Amounts due to directors are non-interest bearing, unsecured, and due on demand.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of the Company's Annual Report on Form 10-K filed with the SEC on April 9, 2010.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi were translated into U.S. Dollars at various pertinent dates and for pertinent periods.

In this Quarterly Report on Form 10-Q, references to “we”, “our”, “us”, the “Company” or the “Registrant” refer to Sino Clean Energy Inc., a Nevada corporation, and its subsidiaries and affiliated companies.

Overview

Sino Clean Energy Inc. (sometimes referred to in this annual report as “Company”, “we” or “our”) is a holding company that, through its subsidiaries, is a leading commercial producer and distributor of coal-water slurry fuel (“CWSF”) in China. CWSF is a clean fuel that consists of fine coal particles suspended in water.  Our CWSF products are mainly used to fuel boilers and furnaces to generate steam and heat for residential and industrial applications.  We sell our products in China and our customers include industrial, commercial, residential and government organizations. Our strong reputation in the CWSF industry in China, together with our established track record for consistently delivering products in large quantities, has enabled us to expand our customer base.  We primarily use washed coal to produce CWSF. We acquire the raw materials for each of our production facilities primarily from three nearby coal mines.  We have established strong relationships with our suppliers and our ability to purchase large quantities of raw materials has allowed us to achieve favorable pricing and delivery terms.

Until November 12, 2009, all of our business operations were conducted through Shaanxi Suo’ang Biological Science & Technology Co., Ltd., a PRC company (“Suo’ang BST”), which we controlled through contractual arrangements designed to comply with the law of The People’s Republic of China (“PRC” or “China”) and Suo’ang BST’s PRC subsidiary, Shaanxi Suo’ang New Energy Enterprise Co., Ltd. (“Suo’ang New Energy”).  Beginning in June 2009, we effected a reorganization of our corporate structure in order to make Suo’ang New Energy wholly owned.  Pursuant to such reorganization, our business is now operated by Suo’ang New Energy through our indirect wholly-owned subsidiary Tongchuan Suoke Clean Energy Co., Ltd., a PRC limited liability company (“Suoke Clean Energy”), which is incorporated under PRC law and wholly owned by Wiscon Holdings Limited, a Hong Kong company (“Wiscon”), our directly owned Hong Kong subsidiary/holding company, which was incorporated in 2006 and acquired by us in June 2009.  On September 27, 2009, we received approval from the Tongchuan Bureau of Commerce for the transfer of all of Suo’ang New Energy’s equity interests to Suoke Clean Energy.  With the approval, Suo’ang New Energy has become a “domestic PRC enterprise wholly-owned by a wholly-foreign owned enterprise.”  Registration of the approval with the Tongchuan Administration of Industry and Commerce, the final step in completing this reorganization, was completed on November 12, 2009.  On October 12, 2009, Suo’ang New Energy established Shenyang Sou’ang Energy Co., Ltd., a wholly-owned PRC subsidiary(“Shenyang Energy”), to conduct the CWSF business in Shenyang, Liaoning province.

Reverse Stock Split

On May 7, 2010, we effected a reverse stock split pursuant to which every ten shares of Company's common stock then issued and outstanding was automatically converted into one share of the Company’s common stock.  All share and per share amounts in the accompanying condensed consolidated financial statements have been adjusted to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

Corporate Organization and History

We were originally incorporated in Texas as “Discount Mortgage Services, Inc.” on July 11, 2000. In September 2001, we purchased Endo Networks, Inc., a Canadian software developer, and changed our name to “Endo Networks, Inc.” on November 5, 2001. We re-domiciled to the State of Nevada on December 13, 2001.

On October 20, 2006 we consummated a share exchange transaction with Hangson, a British Virgin Islands company, the stockholders of Hangson and a majority of our stockholders.  We issued a total of 260,000 shares of our common stock (reflects 10-for-one reverse split) to the Hangson Stockholders and a consultant in the transaction, in exchange for 100% of the common stock of Hangson.  As a result of the transaction we became engaged in the CWSF business, through the operations of Suo’ang BST and Suo’ang New Energy.  On January 4, 2007, we changed our name from “Endo Networks, Inc.” to “China West Coal Energy Inc.”, and then on August 15, 2007, we changed our name again to our present name, “Sino Clean Energy Inc.” to better reflect the direction and business of the Company Hangson did not conduct any substantive business operations of its own, but from August 2006 to June 30, 2009, controlled Suo’ang BST, a PRC company and Suo’ang BST’s 80%-owned subsidiary Suo’ang New Energy.  From June 30, 2008 to November 12, 2009 Hangson owned 20% of Suo’ang New Energy.  Hangson controlled Suo’ang BST through a series of contractual arrangement.

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

On December 31, 2009, Hangson transferred all of its equity interests in Wiscon to us.  Since Hangson had no substantive operations of its own after the transfer and termination of the contractual arrangements, we decided to dissolve Hangson on December 31, 2009.

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

Accounts receivable

Accounts receivables are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers' balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year. As of March 31, 2010 and December 31, 2009, accounts receivable were net of allowances of zero and zero, respectively.

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

Recent accounting pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward.   The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on our consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Results of Operations

Three month period ended March 31, 2010 as compared to three month period ended March 31, 2009

Revenue. During the three-month period ended March 31, 2010, we had revenues from sales of our coal-water slurry fuel of $24,509,004 as compared to revenues of $7,778,277 during the three-month period ended March 31, 2009, an increase of 215%. This significant increase is primarily attributable to the increased production from the production line added in late 2009, which led to an increase in sales to existing customers.  The annual production capacity as at March 31, 2010 was 850,000 tonnes after the commencement of our new CWSF production plant in Shenyang with annual output capacity of 300,000 tonnes and 200,000 production line added in Tongcuan , as compared to 350,000 tones as at March 31 2009 . At March 31 , 2010 we had 30 customers under CWSF supply agreements totaling approximately 600,000 tonnes per year , as compared to 27 customers totaling approximately 400,000 tonnes of CWSF per year as at March 31 , 2009. We believe that our sales and number of customers in 2010 as compared to 2009 are indicative of the growing market acceptance of CWSF.

Cost of Goods Sold. Cost of goods sold, consisting of raw materials, direct labor and manufacturing overhead, depreciation of plant and machinery, was $14,400,177 for the three-month period ended March 31, 2010, as compared to $5,348,107 for the same period of 2009, an increase of 169%. The increase in cost of goods sold is in line with our increase in sales. However, gross profit margin improved from 31% in 2009 to 41% in 2010 mainly as a result of better pricing of CWSF in Shenyang

Selling Expenses. Selling expenses totaled $911,079 for the three-month period ended March 31, 2010, as compared to $3,559 for the three-month period ended March 31, 2009, an increase of 25,499%. This increase is mainly in transportation cost as a result of the growth of our business in 2010.

General and Administrative Expenses. General and administrative expenses totaled $719,182 for the three-month period ended March 31, 2010, as compared to $548,899 for the three-month period ended March 31, 2009, an increase of 31%. This increase was primarily caused by our expansion in operation and the increased expenses related to our company being a public company.

Other Income. Other income totaled $13,732,560 for the three-month period ended March 31, 2010, as compared to other expense of $22,950 for the three-month period ended March 31, 2009, primarily caused by the gain on extinguishment of derivative liability of $28,404,181 which was partially set off by the interest expense of $10,444,563 in 2010 which included $8,601,975 relating to the amortization of discount on our notes payable and $1,864,701 related to value of shares of our stock issued as additional interest.

Net Income. We had net income of $20,460,621 for the three-month period ended March 31, 2010, as compared to net income of $1,565,476 for the same period in 2009.  The increase in net income is primarily attributable to the increase in sales in the first three months of 2010 and the gain on extinguishment of derivative liability as mentioned above.

Liquidity and Capital Resources

For the three-month period ended March 31, 2010, we generated $11,307,822 from operating activities, as compared to $1,590,687 that we generated from operating activities for the three-month period ended March 31, 2009.  This increase is primarily due to the increase in sales proceeds.

For the three-month period ended March 31, 2010, we used $4,031,585 in investing activities, of which $3,532,523 was used in the purchase of property, plant and equipment , as compared to $ nil for the three-month period ended March 31, 2009.

For the three-month period ended March 31, 2010, we provided $173,980 from financing activities, primarily cash received from exercise of warrants and options.

As of March 31, 2010, we had cash and cash equivalents of $25,760,626.  Our total current assets were $33,694,618 and our total current liabilities were $26,803,693 which resulted in a net working capital of $6,890,925.

We had no capital expenditure commitments outstanding as of March 31, 2010 in relation to the purchase of machinery.

During the quarter ended March 31, 2010, convertible notes aggregating $10,217,000 were converted at the stated conversion price of $1.90 per share into 5,377,368 shares of the Company’s common stock.  For some of the conversions, note holders received an additional 266,387 restricted shares of the Company’s stock representing additional interest consideration.  The fair value of the additional 266,387 shares of common stock was $1,864,701 on the date the shares were issued, and is included in interest expense for the quarter ended March 31, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.

Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010 our disclosure controls and procedures were not effective because of the material weaknesses described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the Company’s internal control over financial reporting during the period covered by this report, our management concluded that our internal control over financial reporting was subject to the following material weaknesses:

1.           Although we have hired additional accounting and operations personnel, we are still in the progress of developing proper financial reporting procedures and policies for (i) accounting for complex and non-routine transactions; (ii) closing our financial statements at the end of a period; (iii) disclosure requirements and process for SEC reporting.

2.           As a small company, we do not have sufficient personnel to set up adequate review function at each reporting level.

3.           As of March 31, 2010, we have not kept a complete set of ledgers for our parent company. The parent company has no physical operations and has been mainly functioning as a pass-through legal entity for financing our subsidiary companies that are operating overseas.

In April 2010, we engaged Ernst and Young Shanghai to carry out a review of our existing internal control system with an aim to rectify any material internal control weakness identified by the evaluation.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 REMOVED AND RESERVED

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

(a)	Exhibits:

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO CLEAN ENERGY INC.

Dated: May 17, 2010	By:	/s/ Baowen Ren
Name: Baowen Ren
Title: Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.