Form 10-Q
period 2010-06-30
Sino Clean Energy Inc
filed 2010-08-13
CIK 1120096

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

❑           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to                  .

Commission File Number 000-51753

SINO CLEAN ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	75-2882833
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 1502, Building D, Wangzuo International City Building
No. 3 Tangyuan Road, Gaoxin District
Xi'an, Shaanxi Province, People’s Republic of China
(Address of Principal Executive Offices including zip code)
+86 29 8844-7960
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). *Yes ❑  No ❑* The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer ❑	Accelerated Filer ❑	Non-Accelerated Filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ð  No ☑

As of August 11, 2010, 16,756,531 shares of the issuer’s common stock, par value $0.001, were outstanding.

PART I

FINANCIAL INFORMATION
Item 1.  Financial Statements

Sino Clean Energy Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$25,575,339	$18,302,558
Accounts receivable, net	9,870,866	3,655,473
Inventories	744,717	892,609
Prepaid inventories	4,780,173	5,453,095
Prepaid expenses	8,716	259,627
Tax recoverable	--	138,495
Other receivables	29,389	65,584
Land use right - current portion	38,952	38,739

Total current assets	41,048,152	28,806,180

Property, plant and equipment, net	15,416,876	12,557,691
Land use right – non current portion	1,768,811	1,778,562
Goodwill	762,018	762,018
Prepayments and deposits	1,478,701	729,328

Total assets	$60,474,558	$44,633,779

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$4,086,817	$2,672,211
Taxes payable	2,688,277	1,577,249
Amount due to directors	73,466	73,466
Derivative liabilities	18,130,524	16,752,858

Total current liabilities	24,979,084	21,075,784

Convertible notes, net of discount	-	1,615,025
Derivative liabilities	-	28,404,181

Total liabilities	24,979,084	51,094,990

Commitments and Contingencies

Shareholders' Equity (Deficiency)
Preferred stock, $0.001 par value,
50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value,
30,000,000 shares authorized, 16,557,000 and 10,850,613 issued and outstanding as of June 30, 2010
and December 31, 2009 respectively	16,557	10,850
Additional paid-in capital	37,700,930	25,432,804
Accumulated deficit	(6,401,607)	(35,802,987)
Statutory reserves	1,758,553	1,758,553
Accumulated other comprehensive income	2,421,041	2,139,569
Total Shareholders' equity (deficiency)	35,495,474	(6,461,211)
Total liabilities and shareholders' equity (deficiency)	$60,474,558	$44,633,779

See accompanying notes to condensed consolidated financial statements.

Sino Clean Energy Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Other Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue	$24,149,761	$8,314,500	$48,658,765	$16,092,777

Cost of goods sold	(14,779,016)	(5,534,929)	(29,179,193)	(10,883,036)

Gross profit	9,370,745	2,779,571	19,479,572	5,209,741

Selling expenses	1,136,019	2,261	2,047,098	5,820
General and administrative expenses	626,053	432,412	1,345,235	981,311

Income from operations	7,608,673	2,344,898	16,087,239	4,222,610

Other income (expense)
Interest and finance costs	(13,591)	(596,098)	(10,458,154)	(1,081,845)
Expense related to escrow shares	-	(120,166)	-	(240,333)
Interest income	19,353	7,285	32,224	11,271
Gain on extinguishment of derivative liability	-	989,260	28,404,181	989,260
Change in fair value of derivative liabilities	2,862,263	(1,779,968)	(1,377,666)	(1,200,990)
Sundry income	4,688	-	4,688	-

Total other income (expense)	2,872,713	(1,499,687)	16,605,273	(1,522,637)

Income before provision for income taxes	10,481,386	845,211	32,692,512	2,699,973

Provision for income taxes	1,540,627	303,382	3,291,132	592,668

Net income	8,940,759	541,829	29,401,380	2,107,305

Other comprehensive income
Foreign currency translation adjustment	269,266	12,010	281,472	8,694

Comprehensive income	$9,210,025	$553,839	$29,682,852	$2,115,999

Weighted average number of shares
- Basic	16,557,000	9,532,061	14,714,742	9,376,630
- Diluted	19,216,041	9,910,926	17,161,540	9,806,755

Income per common share
- Basic	$0.54	$0.06	$2.00	$0.22
- Diluted	$0.47	$0.05	$1.71	$0.21

See accompanying notes to condensed consolidated financial statements.

Sino-Clean Energy Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)
For the six months ended June 30, 2010
(Unaudited)

						Accumulated
	Common stock		Additional			other
			paid-in	Statutory	Accumulated	comprehensive
	Shares	Amount	capital	reserves	Deficit	income	Total

Balance, January 1, 2010	10,850,613	$10,850	$25,432,804	$1,758,553	$(35,802,987)	$2,139,569	$(6,461,211)
Shares issued for exercise of warrants and options	62,632	63	173,917	--	--	--	173,980
Fair value of options granted	--	--	18,152	--	--	--	18,152
Shares issued upon conversion of notes payable	5,643,755	5,644	12,076,057	--	--	--	12,081,701
Net income	--	--	--	--	29,401,380	--	29,401,380
E Foreign currency translation gain	--	--	--	--	--	281,472	281,472
Balance, June 30, 2010	16,557,000	$16,557	$37,700,930	$1,758,553	$(6,401,607)	$2,421,041	$35,495,474

See accompanying notes to condensed consolidated financial statements.

Sino Clean Energy Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$29,401,380	$2,107,305
Adjustments to reconcile net income to cash
provided by operating activities:		-
Depreciation and amortization	1,008,832	713,062
Amortization of deferred debt issuance costs	-	217,102
Amortization of discount on convertible notes	8,601,975	753,025
Fair value of common stock issued for payment of interest expense	1,864,701	-
Gain on extinguishment of derivative liabilities	(28,404,181)	(989,260)
Expense related to escrow shares	-	240,333
Fair value of common stock issued for services	-	454,935
Change in fair value of derivative liabilities	1,377,666	1,200,990
Fair value of vested options	18,152	-
Change in operating assets and liabilities :
Accounts receivable	(6,215,393)	(1,213,446)
Other receivables	36,195	(6,444)
Inventories	147,892	(167,440)
Prepaid inventories	672,922	819,974
Prepaid expenses	250,911	60,994
Tax recoverable	138,495	-
Refundable advance	-	731,861
Government grant receivable	-	146,314
Accounts payable and accrued expenses	236,559	429,654
Taxes payable	1,111,028	255,041

Net cash provided by operating activities	10,247,134	5,754,000

Cash flows from investing activities :
Prepayments and deposits	(97,320)	47,880
Purchase of property, plant and equipment	(2,606,556)	-
Net cash (used in) provided by investing activities	(2,703,876)	47,880
		-
Cash flows from financing activities:
Prepayments and deposits related to deferred offering costs	(652,053)	-
Payment of advances from director	-	(395,066)
Cash received from exercise of warrants and options	173,980	-
Net cash used in financing activities	(478,073)	(395,066)

Effect of foreign currency translation	207,596	29,997

Net increase in cash and cash equivalents	7,272,781	5,436,811
		-
Cash and cash equivalents, beginning of period	18,302,558	3,914,306

Cash and cash equivalents, end of period	$25,575,339	$9,351,117

Supplemental disclosure information
Cash paid for interest	$-	-
Cash paid for taxes	$2,641,771	$406,427

Supplemental non-cash investing and financing activities
Issuance of shares upon conversion of convertible notes	$10,217,000	$448,520
Cumulative effect of change in accounting principle, reclassification of warrants and conversion feature to derivative liability	$-	$4,589,792

See accompanying notes to the condensed consolidated financial statements.

Sino Clean Energy Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010 (Unaudited)

1. ORGANIZATION AND BUSINESS ACTIVITIES

Overview

Sino Clean Energy Inc. (the “Company”, “we” or “our”) is a holding company that, through its subsidiaries, based upon total third party sales revenue in China, is a leading commercial producer and distributor of coal-water slurry fuel (“CWSF”) in China. CWSF is a clean fuel that consists of fine coal particles suspended in water.  Our CWSF products are mainly used to fuel boilers and furnaces to generate steam and heat for residential and industrial applications.  We sell our products in China and our customers include industrial, commercial, residential and government organizations. Our strong reputation in the CWSF industry in China, together with our established track record for consistently delivering products in large quantities, has enabled us to expand our customer base.  We primarily use washed coal to produce CWSF. We acquire the raw materials for each of our production facilities primarily from three nearby coal mines.  We have established strong relationships with our suppliers and our ability to purchase large quantities of raw materials has allowed us to achieve favorable pricing and delivery terms.

Corporate Organization and History

We were originally incorporated in Texas as “Discount Mortgage Services, Inc.” on July 11, 2000. In September 2001, we purchased Endo Networks, Inc., a Canadian software developer, and changed our name to “Endo Networks, Inc.” on November 5, 2001. We re-domiciled to the State of Nevada on December 13, 2001.

On October 20, 2006 we consummated a share exchange transaction with Hangson, a British Virgin Islands company, the stockholders of Hangson and a majority of our stockholders.  We issued a total of 2,600,000 shares of our common stock to the Hangson Stockholders and a consultant in the transaction, in exchange for 100% of the common stock of Hangson.  As a result of the transaction we became engaged in the CWSF business, through the operations of Suo’ang BST and Shaanxi Suo’ang New Energy.  On January 4, 2007, we changed our name from “Endo Networks, Inc.” to “China West Coal Energy Inc.”, and then on August 15, 2007, we changed our name again to our present name, Sino Clean Energy Inc.

Hangson was a holding company that controlled Suo'ang BST and Suo'ang BST's 80%-owned subsidiary Suo'ang New Energy, through a series of contractual arrangements. The remaining 20% of Suo'ang New Energy was owned by Mr. Peng Zhou, a member of our board of directors and, at that time, the chief operating officer of Suo'ang BST. Suo'ang BST, through Suo'ang New Energy, commenced CWSF production in July 2007. Although Hangson was entitled to acquire the remaining 20% of Suo'ang New Energy from Mr. Zhou, the transfer was not completed and Mr. Zhou remained as the record shareholder of Suo'ang New Energy.

In 2009, we effected a reorganization of our corporate structure in order to make Suo'ang New Energy a wholly-owned subsidiary which included entering into a series of agreements transferring the contractual arrangements, through which Hangson controlled Suo'ang BST, to Suoke Clean Energy.

On September 15, 2009, Suo'ang BST and Hangson entered into a share transfer agreement with Suoke Clean Energy pursuant to which Suo'ang BST and Hangson agreed to transfer 100% of the equity interests in Suo'ang New Energy to Suoke Clean Energy. However, since Mr. Zhou still owned 20% of Suo'ang New Energy, on November 10, 2010, Suo'ang BST and Hangson entered into a subsequent share transfer agreement with Suoke Clean Energy to transfer 80% of Suo'ang New Energy's equity interests to Suoke Clean Energy and, Mr. Zhou, with Hangson's consent, entered into a share transfer agreement with Suoke Clean Energy to transfer the remaining 20% equity interest of Suo'ang New Energy. On November 12, 2009, Suo'ang New Energy received a new business license from the Tongchuan Administration for Industry and Commerce, which reflected that the acquisition of 100% of the equity of Suo'ang New Energy by Suoke Clean Energy had been completed. As a result we were able, through Suoke Clean Energy to own 100% of the equity interests of Suo'ang New Energy. On October 12, 2009, Suo'ang New Energy established a wholly-owned subsidiary to conduct the CWSF business in Shenyang, Liaoning Province.

On December 31, 2009, we entered into a series of termination agreements to terminate the contractual arrangements by and among Suoke Clean Energy, Suo'ang BST and certain stockholders of Suo'ang BST. We no longer needed to keep such contractual arrangements in place due to the fact that Suo'ang BST was no longer engaged in any substantial business operations. In connection with the termination agreements, certain assets held by Suo'ang BST, such as office equipment, vehicles, bank deposits, and accounts receivable, were transferred to Suoke Clean Energy. Employees of Suo'ang BST signed new employment contracts with Suoke Clean Energy. All rights and obligations under certain business operation agreements and research and development contracts between Suo'ang BST and third parties were assigned to Suo'ang New Energy. Hangson has had no substantive operations of its own after the transfer and termination of the contractual arrangements.

On June 30, 2009, Hangson acquired all of the outstanding shares of Wiscon, a limited liability company incorporated in Hong Kong under the Companies Ordinance. On December 31, 2009, Hangson transferred all of the outstanding shares of Wiscon to Sino Clean Energy Inc. As a result, Wiscon became a direct wholly-owned subsidiary of Sino Clean Energy Inc.

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

Accounts receivable

Accounts receivables are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers' balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year. As of June 30, 2010 and December 31, 2009, accounts receivable were net of allowances of zero and zero, respectively.
.
Fair value of financial instruments

Fair value measurements are determined using authoritative guidance issued by the FASB, with the exception of the application of the guidance to non-recurring, non-financial assets and liabilities as permitted. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows :

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company's assumptions.

The Company is required to use observable market data if available without undue cost and effort.

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2010 and December 31, 2009.

June 30, 2010 (Unaudited)
	Level 1	Level 2	Level 3	Total

Fair value of warrants	$--	$--	$18,130,524	$18,130,524

December 31, 2009
	Level 1	Level 2	Level 3	Total
Fair value of convertible note conversion feature	--	--	$28,404,181	$28,404,181
Fair value of warrants	--	--	$16,752,858	$16,752,858
	--	--	$45,157,039	$45,157,039

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

As of June 30, 2010, common stock equivalents were composed of warrants convertible into 4,063,982 shares of the Company's common stock, and options convertible into 60,000 shares of the Company’s common stock.  As of June 30, 2009, common stock equivalents were composed of warrants convertible into 926,143 shares of the Company's common stock, debentures convertible into 890,433 shares of the Company's common stock and options convertible into 10,000 shares of the Company’s common stock.

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share.

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Numerator
Net income	$8,940,759	$541,829	$29,401,380	$2,107,305

Denominator
Weighted average shares outstanding-basic	16,557,000	9,532,061	14,714,742	9,376,630
Effect of dilutive instruments:
Warrants and options	2,659,041	378,865	2,446,798	430,125
Weighted average shares outstanding-diluted	19,216,041	9,910,926	17,161,540	9,806,755

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

	June 30, 2010	December 31, 2009	June 30, 2009
Period end RMB : US$ exchange rate	6.7909	6.8172	6.8319

Average period RMB : US$ exchange rate	6.8251	6.8259	6.8343

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Deferred offering costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to an offering are capitalized. The deferred offering costs will be offset against offering proceeds in the event the offering is successful. In the event the offering is unsuccessful or is abandoned, the deferred offering costs will be expensed.  As of June 30, 2010 and December 31, 2009, deferred offering costs of $687,053 and $35,000, respectively, are included in Prepayments and Deposits in the accompanying condensed consolidated balance sheets.

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

Research and Development

Research and development costs are expensed as incurred.  For the six months ended June 30, 2010 and 2009, research and   development expenses totaled $147,518 and $0, respectively and are included in the General and Administrative expenses in the accompanying condensed consolidated statements of income and other comprehensive income.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured trade accounts receivable.

Cash denominated in Renminbi (“RMB”) with a US dollar equivalent of $24,702,112 and $18,275,847 at June 30, 2010 and December 31, 2009, respectively, was held in accounts at financial institutions located in the PRC.  In addition, the Company maintains funds in bank accounts in the US which at times may exceed the federally insured balance of $250,000.  The Company and its subsidiaries have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.  .

For the six months ended June 30, 2010, one customer, Shenyang Haizhong Heat Resource, Ltd., (“Shenyang Haizhong”) accounted for 47% of sales and at June 30, 2010, accounted for 68% of accounts receivable.  Shenyang Haizhong is a subsidiary of Qingdao Haizhong Enterprise Co. (“Haizhong Boiler"), which the Company has an exclusive sales agency agreement to distribute CWSF boilers.  The Company also has an exclusive agreement with Shenyang Haizhong to supply it with CWSF.  Shenyang Haizhong is the sole supplier of heat to the commercial and residential customers in the new economic zone in Shenyang, Liaoning Province.  For the six months ended June 30, 2010 and 2009, there were no other customers who accounted for 10% or more of sales or accounts receivable.

For the three months ended June 30, 2010, Shenyang Haizhong accounted for 31% of sales. For the three months ended June 30, 2010 and 2009, there were no other customers who accounted for 10% or more of sales.

For the six months ended June 30, 2010, three vendors accounted for 85% of total purchases (33%, 30% and 22% respectively).  At June 30, 2010, two vendors accounted for 100% of accounts payable and one vendor accounted for 92% of prepaid coal.  For the six months ended June 30, 2009, two vendors accounted for 100% of total purchases (85% and 15% respectively).  At June 30, 2009, one vendor accounted for 100% of prepaid coal.

Reclassifications

In presenting the Company’s condensed consolidated statement of income and other comprehensive income for the three and six months ended June 30, 2009, the Company presented $152,597 and $191,291 respectively of commission income as part of Other Income (Expense).  In presenting the Company’s condensed consolidated statement of income and other comprehensive income for the three and six months ended June 30, 2010, the Company has reclassified the commission income to revenue.

Recently issued Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the consolidated financial statements of the Company upon adoption.

In April 2010, the FASB issued new accounting guidance to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company does not expect adoption of this standard will have a material impact on its consolidated financial statements.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities.  The new guidance is intended to improve financial reporting by requiring additional disclosures about a company’s involvement in variable interest entities.  This new guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The Company adopted this guidance effective January 1, 2010, and it had no impact on the consolidated financial statements of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. INVENTORIES

Inventories consist of the following at:

	June 30,	December 31,
	2010	2009
	(unaudited)
Raw materials	$396,732	$635,536
Finished goods	347,985	257,073

	$744,717	$892,609

The Company has contracts with coal mines to deliver coal for use in the production of CWSF. At times, the Company may make payments in advance of delivery and accounts for these prepayments as prepaid inventory. At June 30, 2010 and December 31, 2009, prepaid inventories totaled $4,780,173 and $5,453,095, respectively.

4  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2010	December 31, 2009
	(unaudited)
Buildings	$2,812,390	$2,564,638
Plant and machinery	15,264,317	11,762,449
Office equipment	77,243	76,639
Motor vehicles	262,328	148,020

	18,416,278	14,551,746
Less: Accumulated depreciation and amortization	(2,999,402)	(1,994,055)

	$15,416,876	$12,557,691

Depreciation expense for the six months ended June 30, 2010 and 2009 was $989,410 and $693,729, respectively.

5. CONVERTIBLE NOTES

Convertible notes consist of the following at:

	June 30,	December 31,
	2010	2009
	(unaudited)
10% convertible notes	$--	$10,217,000
Valuation discount	--	(8,601,975)
Convertible notes, net	--	1,615,025
Less current portion	--	--
Long term portion	$--	$1,615,025

In July 2009, the Company issued $11,592,000 of 10% senior secured convertible notes (the “Notes”) and issued warrants (the “Warrants”) to purchase up to 6,101,054 shares of common stock of the Company in a private placement.  The Notes bore interest at 10% per annum, were due in 2012, were unsecured, and were personally guaranteed by the Company’s Chief Executive Officer and certain shareholders.  The holders of the Notes had the right at any time to convert all or part of the outstanding principal amount of the Notes and any accrued and unpaid interest into common shares of the Company at the then effective conversion price, initially set at $1.90 per share.  In 2009, $1,375,000 of the convertible notes was converted at the stated conversion price of $1.90 per share into 723,684 shares of the Company’s common stock.  During the first quarter of 2010, the balance of the notes of $10,217,000 was converted at the stated conversion price of $1.90 per share into 5,377,368 shares of the Company’s common stock.  On March 5, 2010, the Company issued 266,387 shares of common stock to all holders of notes outstanding as of March 5, 2010, as consideration for their forfeiture of certain rights and interest payments.  The fair value of the additional 266,387 shares of common stock was $1,864,701 on the date the shares were issued, and is included in interest expense in the accompanying June 30, 2010 condensed consolidated financial statements.

At December 31, 2009, the Company had recorded a derivative liability of $28,404,181 related to the conversion feature of the convertible notes.   When the notes converted, the derivative liability was extinguished and a gain on extinguishment of the derivative was recorded.  Also upon conversion, the unamortized balance of the note discount of $8,601,975 was fully amortized and included in interest expense in the accompanying condensed consolidated financial statements.

6. DERIVATIVE LIABILITIY

At June 30, 2010 and December 31, 2009, derivative liabilities were made up of the following valued based on the Black-Scholes-Merton and bi-nominal valuation techniques with the following assumptions:

	June 30, 2010	December 31, 2009
	（Unaudited）
Conversion feature :
Risk-free interest rate	--	1.5%
Expected volatility	.--	148.47%
Expected life (in years)	--	2.75 years
Expected dividend yield	--	--

Warrants :
Risk-free interest rate	0.59%	1.32%
Expected volatility	123.79%	148.47%
Expected weighted average life (in years)	1.94 years	2.81 years
Expected dividend yield	0	0

Fair Value :
Conversion feature	$--	$28,404,181
Warrants	18,130,524	16,752,858
	$18,130,524	$45,157,039

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

At December 31, 2009, the Company had recorded a derivative liability of $28,404,181 related to the conversion feature of the convertible notes.   When the notes converted, the derivative liability was extinguished and a gain on extinguishment of the derivative was recorded. For the three months ended June 30, 2010 and 2009, change in derivative liability was $2,862,263 and $(1,779,968), respectively. For the six months ended June 30, 2010 and 2009, change in derivative liability was $(1,377,666) and $(1,200,990), respectively.

7. COMMON STOCK

During the six months ended June 30, 2010, the Company issued 5,377,368 shares of common stock upon conversion of $10,217,000 of convertibles notes.  On March 5, 2010, the Company issued 266,387 shares of common stock to all holders of notes outstanding as of March 5, 2010, as consideration for their forfeiture of certain rights and interest payments.  The fair value of the additional 266,387 shares of common stock was $1,864,701 on the date the shares were issued, and is included in interest expense in the accompanying June 30, 2010 condensed consolidated financial statements.

.During the six months ended June 30, 2010, the Company issued 62,632 shares of common stock upon exercise of options and warrants for total proceeds of $173,980.

8.  WARRANTS AND OPTIONS

The following table summarizes stock warrants and option activity for the six months ended June 30, 2010:

	Number of Shares underlying Warrants and Options	Weighted Average Exercise Price
Warrants and options outstanding at January 1, 2010	4,413,744	$2.51
Warrants and options granted	60,000	$7.38
Warrants and options exercised	(62,632)	$2.78
Warrants and options expired	(287,130)	$1.50
Warrants and options outstanding at June 30, 2010	4,123,982	$2.66

The following table summarizes information about warrants and options outstanding at June 30, 2010:

Outstanding Warrants and Options			Exercisable Warrants and Options
Exercise price	Number of shares underlying warrants and options	Weighted average remaining contractual life (years)	Number of shares underlying warrants and options exercisable	Weighted average exercise price
$1.50	603,304	1.21	603,304	$1.50
$2.28	427,074	2.33	427,074	$2.28
$2.50	35,710	0.22	35,710	$2.50
$2.85	2,997,894	1.97	2,997,894	$2.85
$4.35	10,000	1.62	10,000	$4.35
$7.98	50,000	1.95	-	$-
$2.66	4,123,982		4,073,982	$2.59

At June 30, 2010, the aggregate intrinsic value of the warrants and options outstanding and exercisable was $14,703,227.

The warrants have an initial exercise price ranging from $1.50 to $2.85 per share, and are subject to full ratchet anti-dilution adjustments in the event that the Company issues additional equity, equity linked securities or securities convertible into equity, at a purchase price less than the then applicable Conversion Price or the Exercise Price.

On February 12, 2010, the Company granted to its Chief Financial Officer an option to purchase 10,000 shares of common stock.  The options have an exercise price of $4.35 per share, an expiration date of 2 years from the date of grant, and vested immediately.  The Company determined the fair value of the options on the date of grant was $18,152 using the Black-Scholes option pricing model with the following assumptions: expected volatility, 114.35%; risk-free interest rate, 0.38%; expected weighted average life, 1 year; and expected dividend yield, 0%.  The Company has recorded $18,152 as fair value of the options granted during the six months ended June 30, 2010.

On June 11, 2010, the Company granted to its Corporate Development consultant an option to purchase 50,000 shares of common stock. The options vest upon the completion of a public offering of the Company’s common stock, have an exercise price of $7.98 per share and an expiration date of 2 years from the grant date. During the six months ended June 30, 2010, the Company did not complete a public offering of its common stock and no expense was recognized related to these options.

9.  INCOME TAXES

        Companies in the PRC are generally subject to PRC Enterprise Income Tax at a uniform tax rate of 25% under the China's Unified Enterprise Income Tax Law ("New EIT Law"), which took effect from January 1, 2008.  The New EIT Law provides a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment. Accordingly, Shenyang Suo'ang New Energy is subject to the uniform tax rate of 25%. Shaanxi Suo'ang New Energy is entitled to two years tax holiday for 2007 and 2008 and 50% reduction on its EIT rate for the 2009, 2010 and 2011.

        The Company has not recorded a provision for U.S. federal income tax for the three and six month period ended June 30, 2010 and 2009 due to a net operating loss carry forward in the United States of America. At June 30, 2010 and 2009, the Company had net operating loss carryforwards in the United States of America of approximately $2,336,000 and $655,000, respectively, which begin to expire in 2028. The deferred tax asset created by the net operating loss has been offset by a 100% valuation allowance. At June 30, 2010 and 2009, there were no other significant deferred tax assets or deferred tax liabilities.

        Income tax expense consists of the following for the:

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Current-PRC Enterprise Income Tax	$1,540,627	$303,382	$3,291,132	$592,668
Deferred tax	-	-	-	-
Total income tax expense	1,540,627	303,382	3,291,132	592,668

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the:

	Three months ended June 30,			Six months ended June 30,
	2010	2009		2010	2009
U.S. statutory rate	34%	34%		34%	34%
Permanent differences	(9)%	14%		(17)%	8%
Tax holiday	(3)%	(9)%		(2)%	(16)%
Effect of statutory rate differential	(7)%	(3	) %	(5)%	(4)%
Effective tax rate	15%	36%		10%	22%

Permanent differences are related to gain (loss) on change in the value of derivatives and the extinguishment of the derivatives liabilities.

     Effective January 1, 2007, the Company adopted authoritative guidance issued by the FASB for uncertainty in income taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2010, the Company does not have a liability for unrecognized tax uncertainties except as described below. The Company and its Chinese subsidiaries have never been subject to a tax examination and all years are open to examination by the tax authorities.

        The Company was delinquent in filing its U.S. federal income tax returns for its taxable years ended September 30, 2007 and 2008 and information reports for its bank accounts located in the PRC for 2006, 2007, and 2008. There is no U.S taxable income for the applicable years and the Company believes that its failure to file the information reports was not willful.  Accordingly, no provision has been made for U.S. income taxes and the Company has recorded its estimate of total penalties that may be assessed for the delinquent U.S. tax returns and reports in the accompanying condensed consolidated financial statements.

        The Company enjoys certain tax holidays under the New EIT Law. For the three and six months ended June 30, 2010, the tax holidays decreased income tax expense by approximately $364,154 and $739,906, respectively, and the benefit of the tax holiday on net income per share (basic) was approximately $0.02 and $0.05, respectively.  For the three and six months ended June 30, 2009, the tax holidays decreased income tax expense by approximately $242,256 and $437,873, respectively, and the benefit of the tax holiday on net income per share (basic) was approximately $0.05 and $0.05, respectively.

10.  RELATED PARTY TRANSACTIONS

Amounts due to related parties consisted of the following at:

	June 30, 2010 (unaudited)	December 31, 2009
Due to executive officer and director :
Mr. Baowen Ren	$73,466	$73,466

Amounts due to executive officer and director are non-interest bearing, unsecured, and due on demand.

11. COMMITMENTS

Tongchuan facility

We have entered into an agreement with Tongchuan City Investment and Development Co., Ltd. ("TCID") to develop a new heat supply company for the purpose of providing heating for the new district in Tongchuan. TCID has stated that 15 new heat supply plants will need to be built to supply an area of 16.4 million square meters. The first three plants are expected to be built and operational by the end of 2010, with the remaining plants expected to be completed over the following five to seven years. The newly formed heat supply company will require an investment of $12.5 million by TCID, for which it will receive an 85% stake in the new company, and $2.2 million by Suo'ang New Energy, for which it will receive a 15% stake in the new company. As of August 10, 2010, we have not made any investment in the heat supply company.

Nanning facility

In November 2009, through our subsidiary, Suoke Clean Energy, we entered into a memorandum of understanding with the local government of Nanning, Guangxi Province, pursuant to which we plan to establish a 500,000 metric ton per annum CWSF production facility in the city of Nanning. We expect to commence construction on the facility in third quarter 2010, with a view to commencing commercial production by 2011. As of August 10, 2010, we have not entered into any contracts or commitments related to the Nanning facility construction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Sino Clean Energy Inc. (sometimes referred to in this annual report as “Company”, “we” or “our”) is a holding company that, through its subsidiaries, based upon total third party sales revenue in China, is a leading commercial producer and distributor of coal-water slurry fuel (“CWSF”) in China. CWSF is a clean fuel that consists of fine coal particles suspended in water.  Our CWSF products are mainly used to fuel boilers and furnaces to generate steam and heat for residential and industrial applications.  We sell our products in China and our customers include industrial, commercial, residential and government organizations. Our strong reputation in the CWSF industry in China, together with our established track record for consistently delivering products in large quantities, has enabled us to expand our customer base.  We primarily use washed coal to produce CWSF. We acquire the raw materials for each of our production facilities primarily from three nearby coal mines.  We have established strong relationships with our suppliers and our ability to purchase large quantities of raw materials has allowed us to achieve favorable pricing and delivery terms.

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

Accounts receivable

Accounts receivables are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers' balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year. As of June 30, 2010 and December 31, 2009, accounts receivable were net of allowances of zero and zero, respectively.

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

Recent accounting pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In April 2010, the FASB issued new accounting guidance to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company does not expect adoption of this standard will have an effect on our consolidated results of operation or our financial position.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the consolidated financial statements of the Company upon adoption.

In April 2010, the FASB issued new accounting guidance to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company does not expect adoption of this standard will have a material impact on its consolidated financial statements.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities.  The new guidance is intended to improve financial reporting by requiring additional disclosures about a company’s involvement in variable interest entities.  This new guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The Company adopted this guidance effective January 1, 2010, and it had no impact on the consolidated financial statements of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Results of Operations

Three month period ended June 30, 2010 compared to three month period ended June 30, 2009

The following tables set forth key components of our results of operations for the periods indicated.

	Three months ended June 30,
	(Unaudited)
	2010	2009
Revenue	$24,149,761	$8,314,500
Cost of goods sold	(14,779,016)	(5,534,929)
Gross profit	9,370,745	2,779,571
Selling expenses	1,136,019	2,261
General and administrative expenses	626,053	432,412
Income from operations	7,608,673	2,344,898
Other income (expenses)
Interest and finance costs	(13,591)	(596,098)
Expense related to escrow shares	-	(120,166)
Interest income	19,353	7,285
Change in fair value of derivative liabilities	2,862,263	(1,779,968)
Gain on extinguishment of derivative liability	-	989,260
Sundry income	4,688	-
Total other income (expenses)	2,872,713	(1,499,687)
Income before provision for income taxes	10,481,386	845,211
Provision for income taxes	1,540,627	303,382
Net income	8,940,759	541,829
Other comprehensive income
Foreign currency translation adjustment	269,266	12,010
Comprehensive income	$9,210,025	$553,839

Revenue. During the three-month period ended June 30, 2010, we had revenues from sales of our coal-water slurry fuel of $24,149,761 as compared to revenues of $8,314,500 during the three-month period ended June 30, 2009, an increase of 190%. This significant increase is primarily attributable to the increased production from the production line added in late 2009, which led to an increase in sales to existing customers.  The annual production capacity as at June 30, 2010 was 850,000 tonnes after the commencement of our new CWSF production plant in Shenyang with annual output capacity of 300,000 tonnes and 200,000 production line added in Tongchuan , as compared to 350,000 tones as at June 30 2009 . At June 30 , 2010 we had 43 customers under CWSF supply agreements totaling approximately 600,000 tonnes per year , as compared to 27 customers totaling approximately 400,000 tonnes of CWSF per year as at June 30 , 2009. We believe that our sales and number of customers in 2010 as compared to 2009 are indicative of the growing market acceptance of CWSF.

Cost of Goods Sold. Cost of goods sold, consisting of raw materials, direct labor and manufacturing overhead, depreciation of plant and machinery, was $14,779,016 for the three-month period ended June 30, 2010, as compared to $5,534,929 for the same period of 2009, an increase of 167%. The increase in cost of goods sold is in line with our increase in sales. However, gross profit margin improved from 33% in 2009 to 39% in 2010 mainly as a result of better pricing of CWSF in Shenyang.

Selling Expenses. Selling expenses totaled $1,136,019 for the three-month period ended June 30, 2010, as compared to $2,261 for the three-month period ended June 30, 2009. This increase is mainly in transportation cost as a result of the growth of our business in 2010.

General and Administrative Expenses. General and administrative expenses totaled $626,053 for the three-month period ended June 30, 2010, as compared to $432,412 for the three-month period ended June 30, 2009, an increase of 45%. This increase was primarily caused by our expansion in operation and the increased expenses related to being a public company.

Income from Operations. Our income from operations for the three months ended June 30, 2010 was $7,608,673, an increase of 224% as compared to $2,344,898 for the same period in 2009, in line with the increase in sales over period.

Other Income. Other income totaled $2,872,713 for the three-month period ended June 30, 2010, mainly as the result of the change in fair value of the derivative liabilities of $2,862,263 as compared to other expense of $1,499,687 for the three-month period ended June 30, 2009, primarily caused by the loss on change in fair value of derivative liabilities of $1,779,968 which was partially set off by the gain on extinguishment of derivative liability of $989,260 in 2009.

Provision for income taxes.    For the three month period ended June 30, 2010 and 2009, our provision for income taxes was $1,540,627 and $303,382, respectively. The increase in income taxes reflects the increase in taxable income from our operations in China. For the three months ended June 30, 2010 and 2009, our effective tax rate was 15% and 36%, respectively, of income before provision for income taxes. In 2010 and 2009, our effective tax rate was reduced by 16% and increased by 11%, respectively, due to expenses related to financings and derivatives that are classified as permanent differences. Additionally, in 2010 and 2009, our effective tax rate was reduced by 3% and 9%, respectively, for certain tax holidays we enjoy in the PRC.

Net Income. We had net income of $8,940,759 for the three-month period ended June 30, 2010, as compared to net income of $541,829 for the same period in 2009.  The increase in net income is primarily attributable to the increase in sales in 2010.

Six month period ended June 30, 2010 compared to six month period ended June 30, 2009

The following tables set forth key components of our results of operations for the periods indicated.

	Six months ended June 30,
	(Unaudited)
	2010	2009
Revenue	$48,658,765	$16,092,777
Cost of goods sold	(29,179,193)	(10,883,036)
Gross profit	19,479,572	5,209,741
Selling expenses	2,047,098	5,820
General and administrative expenses	1,345,235	981,311
Income from operations	16,087,239	4,222,610
Other income (expenses)
Interest and finance costs	(10,458,154)	(1,081,845)
Expense related to escrow shares	-	(240,333)
Interest income	32,224	11,271
Change in fair value of derivative liabilities	(1,377,666)	(1,200,990)
Gain on extinguishment of derivative liability	28,404,181	989,260
Sundry income	4,688	-
Total other income (expenses)	16,605,273	(1,522,637)
Income before provision for income taxes	32,692,512	2,699,973
Provision for income taxes	3,291,132	592,668
Net income	29,401,380	2,107,305
Other comprehensive income
Foreign currency translation adjustment	281,472	8,694
Comprehensive income	$29,682,852	$2,115,999

Revenue. During the six-month period ended June 30, 2010, we had revenues from sales of our coal water mixture of $48,658,765 as compared to revenues of $16,092,777 during the six-month period ended June 30, 2009, an increase of 202%.   This increase is mainly attributable to increase in the revenue and number of customers, from 27 for the six months ended June 30, 2009, to 43 for the same period in 2010.

Cost of Goods Sold. Cost of goods sold, consisting of raw materials, direct labor and manufacturing overhead, depreciation of plant and machinery, was $29,179,193 for the six-month period ended June 30, 2010, as compared to $10,883,036 for the same period of 2009, an increase of 168%. The increase in cost of sales sold is in line with the increase in sales. However, gross profit margin improved from 32% in 2009 to 40% in 2010 mainly as a result of better pricing of CWSF in Shenyang.

Selling Expenses. Selling expenses totaled $2,047,098 for the six-month period ended June 30, 2010, as compared to $5,820 for the six-month period ended June 30, 2009.  This increase in selling expenses is mainly due to increase in transportation cost as a result of the growth of our business in 2010 ..

General and Administrative Expenses. General and administrative expenses totaled $1,345,235 for the six-month period ended June 30, 2010, as compared to $981,311 for the six-month period ended June 30, 2009, an increase of 37%. This increase was primarily caused by our expansion in operations and the expenses related to being a public company.
.
Income from Operations. Our income from operations for the six months ended June 30, 2010 was $16,087,239, an increase of 281% as compared to $4,222,610 for the same period in 2009, in line with the increase in sales.

Other Income (Expense). Other income totaled $16,605,273  for the six-month period ended June 30, 2010, as compared to other expense of $1,522,637 for the six-month period ended June 30, 2009, primarily caused by the gain on extinguishment of derivative liability of $28,404,181 which was partially set off by the interest expense of $10,458,154 in 2010.

Provision for income taxes.    For the six month period ended June 30, 2010 and 2009, our provision for income taxes was $3,291,132 and $592,668, respectively. The increase in income taxes reflects the increase in taxable income from our operations in China. For the six months ended June 30, 2010 and 2009, our effective tax rate was 10% and 22%, respectively, of income before provision for income taxes. In 2010 and 2009, our effective tax rate was reduced by 22% and increased by 4%, respectively, due to expenses related to financings and derivatives that are classified as permanent differences. Additionally, in 2010 and 2009, our effective tax rate was reduced by 2% and 16%, respectively, for certain tax holidays we enjoy in the PRC.

Net Income. We had net income of $29,401,380 for the six-month period ended June 30, 2010, as compared to net income of $2,107,305 for the same period in 2009.  The increase in net income is primarily attributable to the increase in sales in the first six months of 2010 and gain on extinguishment of derivative liability.

Liquidity and Capital Resources

For the six-month period ended June 30, 2010, we generated $10,247,134 from operating activities, as compared to $5,754,000 that we generated from operating activities for the six-month period ended June 30, 2009.  This increase is primarily due to the increase in sales proceeds.

For the six-month period ended June 30, 2010, we used $2,703,876 in investing activities, of which $2,606,556 was used in the purchase of property, plant and equipment, as compared to the net cash provided by investing activities of $ 47,880 for the six-month period ended June 30, 2009.

For the six-month period ended June 30, 2010, we used $478,073 in financing activities, primarily in prepayment and deposits.

As of June 30, 2010, we had cash and cash equivalents of $25,575,339.  Our total current assets were $41,048,152 and our total current liabilities were $24,979,084 which resulted in a net working capital of $16,069,068.

We had no capital expenditure commitments outstanding as of June 30, 2010 in relation to the purchase of machinery.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.

Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010 our disclosure controls and procedures were not effective because of the material weaknesses described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the Company’s internal control over financial reporting during the period covered by this report, our management concluded that our internal control over financial reporting was subject to the following material weaknesses:

1.           Although we have hired additional accounting and operations personnel, we are still in the process of developing proper financial reporting procedures and policies for (i) accounting for complex and non-routine transactions; (ii) closing our financial statements at the end of a period; (iii) disclosure requirements and process for SEC reporting.

2.           As a small company, we do not have sufficient personnel to set up adequate review function at each reporting level.

3.           As of June 30, 2010, we have not kept a complete set of ledgers for our parent company. The parent company has no physical operations and has been mainly functioning as a pass-through legal entity for financing our subsidiary companies that are operating overseas.

In April 2010, we engaged Ernst and Young Shanghai to carry out a review of our existing internal control system with an aim to rectify any material internal control weakness identified by the evaluation.

 Change in internal control

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 6 EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO CLEAN ENERGY INC.

Dated: August 13, 2010	By:	/s/ Baowen Ren
Name: Baowen Ren
Title: Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.