Form 10-Q
period 2010-09-30
Sino Clean Energy Inc
filed 2010-11-12
CIK 1120096

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). *Yes ☐  No ☐*The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ð  No ☑

As of November 9, 2010, 16,798,817 shares of the issuer’s common stock, par value $0.001, were outstanding.

Table of Contents

i

PART I

FINANCIAL INFORMATION
Sino Clean Energy Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$34,348,096	$18,302,558
Accounts receivable, net	3,550,690	3,655,473
Inventories	1,334,722	892,609
Prepaid inventories	5,644,695	5,453,095
Prepaid expenses	1,365	259,627
Tax recoverable	-	138,495
Other receivables	55,774	65,584
Land use right - current portion	39,474	38,739

Total current assets	44,974,816	28,806,180

Property, plant and equipment, net	15,063,481	12,557,691
Land use right – non current portion	1,782,624	1,778,562
Goodwill	762,018	762,018
Prepayments and deposits	3,656,117	729,328

Total assets	$66,239,056	$44,633,779

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$3,361,796	$2,672,211
Taxes payable	2,259,303	1,577,249
Amount due to directors	73,456	73,466
Mortgage payable – current portion	5,282	-
Derivative liabilities	19,101,337	16,752,858

Total current liabilities	24,801,174	21,075,784

Mortgage payable – non current portion	158,292	-
Convertible notes, net of discount	-	1,615,025
Derivative liabilities	-	28,404,181

Total liabilities	24,959,466	51,094,990

Commitments and Contingencies

Shareholders' Equity (Deficiency)

Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized, 16,792,239 and 10,850,613 issued and outstanding as of September 30, 2010 and December 31, 2009 respectively	16,792	10,850
Additional paid-in capital	37,805,971	25,432,804
Accumulated deficit	(790,260)	(35,802,987)
Statutory reserves	1,758,553	1,758,553
Accumulated other comprehensive income	2,488,534	2,139,569
Total Shareholders' equity (deficiency)	41,279,590	(6,461,211)
Total liabilities and shareholders' equity (deficiency)	$66,239,056	$44,633,779

See accompanying notes to condensed consolidated financial statements.

Sino Clean Energy Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue	$24,913,134	$10,889,796	$73,571,899	$26,982,573

Cost of goods sold	(15,269,720)	(6,812,469)	(44,448,913)	(17,695,505)

Gross profit	9,643,414	4,077,327	29,122,986	9,287,068

Selling expenses	1,156,147	416,585	3,203,245	422,405
General and administrative expenses	579,837	471,664	1,925,072	1,452,975

Income from operations	7,907,430	3,189,078	23,994,669	7,411,688

Other income (expense)
Interest and finance costs	(1,047)	(3,149,499)	(10,459,201)	(4,231,344)
Expense related to escrow shares	-	(1,054,548)	-	(1,294,881)
Interest income	29,889	11,708	62,113	22,979
Gain on extinguishment of derivative liability	-	2,381,333	28,404,181	3,370,593
Change in fair value of derivative liabilities	(970,813)	(7,035,248)	(2,348,479)	(8,236,238)
Cost of private placement	-	(24,794,842)	-	(24,794,842)
Sundry expense	(4,688)	-	-	-

Total other income (expense)	(946,659)	(33,641,096)	15,658,614	(35,163,733)

Income (loss) before provision for income taxes	6,960,771	(30,452,018)	39,653,283	(27,752,045)

Provision for income taxes	1,349,424	463,050	4,640,556	1,055,718

Net income (loss)	5,611,347	(30,915,068)	35,012,727	(28,807,763)

Other comprehensive income
Foreign currency translation adjustment	67,493	3,578	348,965	12,932

Comprehensive income (loss)	$5,678,840	$(30,911,490)	$35,361,692	$(28,794,831)

Weighted average number of shares
- Basic	16,703,844	10,041,910	15,385,062	9,609,130
- Diluted	18,780,537	10,041,910	18,668,856	9,609,130

Income (loss) per common share
- Basic	$0.34	$(3.08)	$2.28	$(3.00)
- Diluted	$0.30	$(3.08)	$1.88	$(3.00)

See accompanying notes to condensed consolidated financial statements.

Sino-Clean Energy Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)
For the nine months ended September 30, 2010
(Unaudited)

						Accumulated
			Additional			other
	Common stock		paid-in	Statutory	Accumulated	comprehensive
	Shares	Amount	capital	reserves	Deficit	income	Total

Balance, January 1, 2010	10,850,613	$10,850	$25,432,804	$1,758,553	$(35,802,987)	$2,139,569	$(6,461,211)
Shares issued for exercise of warrants and options	297,871	298	262,958	—	—	—	263,256
Fair value of options granted	—	—	34,152	—	—	—	34,152
Shares issued upon conversion of notes payable	5,643,755	5,644	12,076,057	—	—	—	12,081,701
Foreign currency translation gain	—	—	—	—	—	348,965	348,965
Net income	—	—	—	—	35,012,727	—	35,012,727
Balance, September 30, 2010 (unaudited)	16,792,239	$16,792	$37,805,971	$1,758,553	$(790,260)	$2,488,534	$41,279,590

See accompanying notes to condensed consolidated financial statements.

Sino Clean Energy Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$35,012,727	$(28,807,763)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,593,325	1,098,914
Amortization of deferred debt issuance costs	-	274,278
Amortization of discount on convertible notes	8,601,975	3,873,979
Fair value of common stock issued for payment of interest expense	1,864,701	-
Expense related to escrow shares	-	1,294,881
Fair value of common stock issued for services	-	454,935
Cost of private placement	-	24,794,842
Gain on extinguishment of derivative liabilities	(28,404,181)	(3,370,593)
Change in fair value of derivative liabilities	2,348,479	8,236,238
Fair value of vested options	34,152	-
Change in operating assets and liabilities :
Accounts receivable	171,480	(1,563,019)
Other receivables	10,884	(7,812)
Inventories	(418,740)	(435,105)
Prepaid inventories	(86,835)	(2,167,975)
Prepaid expenses	258,262	27,191
Tax recoverable	138,984	-
Refundable advance	-	731,861
Government grant receivable	-	146,314
Accounts payable and accrued expenses	(491,938)	37,982
Taxes payable	644,310	483,921

Net cash provided by operating activities	21,277,585	5,103,069

Cash flows from investing activities :
Prepayments and deposits	(2,239,737)	(3,733,408)
Loans receivable	-	(540,365)
Purchase of property, plant and equipment	(2,621,605)	(29,767)
Net cash used in investing activities	(4,861,342)	(4,303,540)

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	-	11,592,000
Cost of private placement paid in cash	-	(1,543,152)
Redemption of convertible debenture	-	(400,000)
Prepayments and deposits related to deferred offering costs	(652,053)
Proceeds from mortgage payable	163,135
Repayment of mortgage payable	(2,039)	-
Payment of advances from director	-	(394,820)
Cash received from exercise of warrants and options	263,256	-
Net cash (used in) provided by financing activities	(227,701)	9,254,028

Effect of foreign currency translation	(143,004)	2,624

Net increase in cash and cash equivalents	16,045,538	10,056,181

Cash and cash equivalents, beginning of period	18,302,558	3,914,306

Cash and cash equivalents, end of period	$34,348,096	$13,970,487

Supplemental disclosure information
Cash paid for interest	$-	$364,843
Cash paid for taxes	$4,296,422	$672,639

Supplemental non-cash investing and financing activities
Increase in property, plant and equipment and accounts payable and accrued expenses	$1,175,744	$-
Issuance of shares upon conversion of convertible notes	$10,217,000	$1,035,567
Allocation of derivative liability to note discount	$-	$11,592,000
Cumulative effect of change in accounting principle, reclassification of warrants and conversion feature to derivative liability	$-	$4,589,792

See accompanying notes to the condensed consolidated financial statements.

Sino Clean Energy Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2010 (Unaudited)

1. ORGANIZATION AND BUSINESS ACTIVITIES

Overview

Sino Clean Energy Inc. (the “Company”, “we” or “our”) is a holding company that, through its subsidiaries, based upon total third party sales revenue in China, is a leading commercial producer and distributor of coal-water slurry fuel (“CWSF”) in China. CWSF is a clean fuel that consists of fine coal particles suspended in water.  Our CWSF products are mainly used to fuel boilers and furnaces to generate steam and heat for residential and industrial applications.  We sell our products in China and our customers include industrial, commercial, residential and government organizations. Our strong reputation in the CWSF industry in China, together with our established track record for consistently delivering products in large quantities, has enabled us to expand our customer base.  We primarily use washed coal to produce CWSF. We acquire the raw materials for our production facilities primarily from three nearby coal mines.  We have established strong relationships with our suppliers and our ability to purchase large quantities of raw materials has allowed us to achieve favorable pricing and delivery terms.

Corporate Organization and History

We were originally incorporated in Texas as “Discount Mortgage Services, Inc.” on July 11, 2000. In September 2001, we purchased Endo Networks, Inc., a Canadian software developer, and changed our name to “Endo Networks, Inc.” on November 5, 2001. We re-domiciled to the State of Nevada on December 13, 2001.

On October 20, 2006 we consummated a share exchange transaction with Hangson, a British Virgin Islands company, the stockholders of Hangson and a majority of our stockholders.  We issued a total of 2,600,000 shares of our common stock to the Hangson shareholders and a consultant in the transaction, in exchange for 100% of the common stock of Hangson.  As a result of the transaction we became engaged in the CWSF business, through the operations of Suo’ang BST and Shaanxi Suo’ang New Energy.  On January 4, 2007, we changed our name from “Endo Networks, Inc.” to “China West Coal Energy Inc.”, and then on August 15, 2007, we changed our name again to our present name, Sino Clean Energy Inc.

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

Accounts receivable

Accounts receivables are recognized and carried at the original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers' balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year. As of September 30, 2010 and December 31, 2009, accounts receivable net of allowances were zero and zero, respectively.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2010 and December 31, 2009.

	September 30, 2010 (Unaudited)
	Level 1	Level 2	Level 3	Total

Fair value of warrants	$—	$—	$19,101,337	$19,101,337

	December 31, 2009
	Level 1		Level 2	Level 3	Total
Fair value of convertible note conversion feature		$—	$—	$28,404,181	$28,404,181
Fair value of warrants		—	—	16,752,858	16,752,858
	$		$—	$45,157,039	$45,157,039

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a Monte-Carlo simulation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

As of September 30, 2010, common stock equivalents were composed of warrants convertible into 3,633,535 shares of the Company's common stock, and options convertible into 65,000 shares of the Company’s common stock.  As of September 30, 2009, common stock equivalents were composed of warrants convertible into 4,403,743 shares of the Company's common stock, debentures convertible into 6,101,053 shares of the Company's common stock and options convertible into 10,000 shares of the Company’s common stock.

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share.

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Numerator
Net income (loss)	$5,611,437	$(30,915,068)	$35,012,727	$(28,807,763)

Denominator
Weighted average shares outstanding-basic	16,703,844	10,041,910	15,385,062	9,609,130
Effect of dilutive instruments:
Warrants and options	2,076,693	-	3,283,794	-
Weighted average shares outstanding-diluted	18,780,537	10,041,910	18,668,856	9,609,130

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

	September 30, 2010	December 31, 2009	September 30, 2009
Period end RMB : US$ exchange rate	6.7011	6.8172	6.8290

Average period RMB : US$ exchange rate	6.8042	6.8259	6.8329

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Deferred offering costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to an offering are capitalized. The deferred offering costs will be offset against offering proceeds in the event the offering is successful. In the event the offering is unsuccessful or is abandoned, the deferred offering costs will be expensed.  As of September 30, 2010 and December 31, 2009, deferred offering costs of $687,053 and $35,000, respectively, are included in Prepayments and Deposits in the accompanying condensed consolidated balance sheets.

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

Research and Development

Research and development costs are expensed as incurred.  For the nine months ended September 30, 2010, research and   development expenses totaled $146,968 and are included in the General and Administrative expenses in the accompanying condensed consolidated statements of operations and other comprehensive income.  For the nine months ended September 30, 2009, the Company did not record any research and development expenses.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured trade accounts receivable.

Cash denominated in RMB with a US dollar equivalent of $33,923,828 and $18,275,847 at September 30, 2010 and December 31, 2009, respectively, was held in accounts at financial institutions located in the PRC.  In addition, the Company maintains funds in bank accounts in the US which at times may exceed the federally insured balance of $250,000.  The Company and its subsidiaries have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

For the nine months ended September 30, 2010, one customer, Shenyang Haizhong Heat Resource, Ltd., (“Shenyang Haizhong”) accounted for 37% of sales and at September 30, 2010, accounted for 25% of accounts receivable.  Shenyang Haizhong is a subsidiary of Qingdao Haizhong Enterprise Co. (“Haizhong Boiler"), which the Company has an exclusive sales agency agreement to distribute CWSF boilers.  The Company also has an exclusive agreement with Shenyang Haizhong to supply it with CWSF.  Shenyang Haizhong is the sole supplier of heat to the commercial and residential customers in the new economic zone in Shenyang, Liaoning Province.  For the nine months ended September 30, 2010 and 2009, there were no other customers who accounted for 10% or more of sales or accounts receivable.

For the three months ended September 30, 2010, Shenyang Haizhong accounted for 30% of sales. For the three months ended September 30, 2010 and 2009, there were no other customers who accounted for 10% or more of sales.

For the nine months ended September 30, 2010, three vendors accounted for 84% of total purchases (32%, 27% and 25% respectively).  At September 30, 2010, one vendor accounted for 100% of accounts payable and three vendors accounted for 97% of prepaid coal (48%, 37% and 12% respectively).  For the nine months ended September 30, 2009, one vendor accounted for 91% of total purchase.  At September 30, 2009, one vendor accounted for 100% of prepaid coal.

Reclassifications

In presenting the Company’s condensed consolidated statement of income and other comprehensive income for the three and nine months ended September 30, 2009, the Company presented $131,970 and $323,261 respectively of commission income as part of Other Income (Expense).  In presenting the Company’s condensed consolidated statement of income and other comprehensive income for the three and nine months ended September 30, 2010, the Company has reclassified the commission income to revenue.

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

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities.  The new guidance is intended to improve financial reporting by requiring additional disclosures about a company’s involvement in variable interest entities.  This new guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The Company adopted this guidance effective January 3, 2010, and it had no impact on the consolidated financial statements of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. INVENTORIES

Inventories consist of the following at:

	September 30,	December 31,
	2010	2009
	(unaudited)
Raw materials	$508,556	$635,536
Finished goods	826,166	257,073

	$1,334,722	$892,609

The Company has contracts with coal mines to deliver coal for use in the production of CWSF. At times, the Company may make payments in advance of delivery and accounts for these prepayments as prepaid inventory.  At September 30, 2010 and December 31, 2009, prepaid inventories totaled $5,644,695 and $5,453,095, respectively.

4  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at:

	September 30, 2010	December 31, 2009
	(unaudited)
Buildings	$2,869,114	$2,564,638
Plant and machinery	15,468,872	11,762,449
Office equipment	79,695	76,639
Motor vehicles	265,843	148,020

	18,683,524	14,551,746
Less: Accumulated depreciation and amortization	(3,620,043)	(1,994,055)

	$15,063,481	$12,557,691

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $1,564,103 and $1,097,878, respectively.

5. CONVERTIBLE NOTES

Convertible notes consist of the following at:

	September 30,	December 31,
	2010	2009
	(unaudited)

10% convertible notes	$—	$10,217,000
Valuation discount	—	(8,601,975)
Convertible notes, net	—	1,615,025
Less current portion	—	—
Long term portion	$—	$1,615,025

In July 2009, the Company issued $11,592,000 of 10% senior secured convertible notes (the “Notes”) and issued warrants (the “Warrants”) to purchase up to 3,050,526 shares of common stock of the Company in a private placement.  The Notes bore interest at 10% per annum, were due in 2012, were unsecured, and were personally guaranteed by the Company’s Chief Executive Officer and certain shareholders.  The holders of the Notes had the right at any time to convert all or part of the outstanding principal amount of the Notes and any accrued and unpaid interest into common shares of the Company at the then effective conversion price, initially set at $1.90 per share.  In 2009, $1,375,000 of the convertible notes was converted at the stated conversion price of $1.90 per share into 723,684 shares of the Company’s common stock.  During the first quarter of 2010, the balance of the notes of $10,217,000 was converted at the stated conversion price of $1.90 per share into 5,377,368 shares of the Company’s common stock.  On March 5, 2010, the Company issued 266,387 shares of common stock to all holders of notes outstanding as of March 5, 2010, as consideration for their forfeiture of certain rights and interest payments.  The fair value of the additional 266,387 shares of common stock was $1,864,701 on the date the shares were issued, and is included in interest expense in the accompanying September 30, 2010 condensed consolidated financial statements.

At December 31, 2009, the Company had recorded a derivative liability of $28,404,181 related to the conversion feature of the convertible notes.   When the notes converted, the derivative liability was extinguished and a gain on extinguishment of the derivative was recorded.  Also upon conversion, the unamortized balance of the note discount of $8,601,975 was fully amortized and included an interest expense in the accompanying condensed consolidated financial statements.

6. MORTGAGE PAYABLE

In January 2010 the Company agreed to purchase an office space for approximately $255,000. The Company paid a deposit of approximately $90,000 and the balance was financed by a mortgage in the amount of approximately $165,000.  The mortgage term commenced on July 1, 2010, is secured by the office space, and being amortized over a 20 year term, with a fixed interest rate of 4.46%, with payments due of approximately $1,000 per month.

7. DERIVATIVE LIABILITIY

At September 30, 2010 and December 31, 2009, derivative liabilities were made up of the following valued based on the Black-Scholes-Merton and Monte-Carlo valuation techniques with the following assumptions:

	September 30, 2010	December 31, 2009
	(Unaudited)
Conversion feature :
Risk-free interest rate	—	1.5%
Expected volatility	.—	148.47%
Expected life (in years)	—	2.75 years
Expected dividend yield	—	—

Warrants :
Weighted average risk-free interest rate	0.37%	1.32%
Expected volatility	145.58%	148.47%
Expected weighted average life (in years)	1.70 years	2.81 years
Expected dividend yield	0	0

Fair Value :
Conversion feature	$—	$28,404,181
Warrants	19,101,337	16,752,858
	$19,101,337	$45,157,039

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock. The expected life of the instruments is determined by the expiration date of the instrument.  The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

At December 31, 2009, the Company had recorded a derivative liability of $28,404,181 related to the conversion feature of the convertible notes.   When the notes converted, the derivative liability was extinguished and a gain on extinguishment of the derivative was recorded. For the three months ended September 30, 2010 and 2009, change in derivative liability was $(970,813) and $(7,035,248), respectively.  For the nine months ended September 30, 2010 and 2009, change in derivative liability was $(2,348,479) and $(8,236,238), respectively.

8. COMMON STOCK

During the nine months ended September 30, 2010, the Company issued 5,377,368 shares of common stock upon conversion of $10,217,000 of convertibles notes.  On March 5, 2010, the Company issued 266,387 shares of common stock to all holders of notes outstanding as of March 5, 2010, as consideration for their forfeiture of certain rights and interest payments.  The fair value of the additional 266,387 shares of common stock was $1,864,701 on the date the shares were issued, and is included in interest expense in the accompanying September 30, 2010 condensed consolidated financial statements.

During the nine months ended September 30, 2010, the Company issued 98,342 shares of common stock upon exercise of options and warrants for total proceeds of $263,256.

During the nine months ended September 30, 2010, warrants to purchase 394,737 shares of the Company's common stock were exercised on a cashless basis, and pursuant to the warrant agreement, the Company issued 199,531 shares of the Company's common stock. The Company did not receive any cash proceeds from the cashless exercise.

9.  WARRANTS AND OPTIONS

The following table summarizes warrant and option activity for the nine months ended September 30, 2010:

	Number of Shares underlying Warrants and Options	Weighted Average Exercise Price
Warrants and options outstanding at January 1, 2010	4,413,744	$2.51
Warrants and options granted	65,000	$7.25
Warrants and options exercised	(493,079)	$2.82
Warrants and options expired	(287,130)	$1.50
Warrants and options outstanding at September 30, 2010	3,698,535	$2.64

The following table summarizes information about warrants and options outstanding at September 30, 2010:

Outstanding Warrants and Options			Exercisable Warrants and Options
Exercise price	Number of shares underlying warrants and options	Weighted average remaining contractual life (years)	Number of shares underlying warrants and options exercisable	Weighted average exercise price
$1.50	603,303	0.96	603,303	$1.50
$2.28	427,074	2.08	427,074	$2.28
$2.85	2,603,158	1.75	2,603,158	$2.85
$4.35	10,000	1.37	10,000	$4.35
$5.70	5,000	2.55	5,000
$7.98	50,000	1.70	-	$-
$2.64	3,698,535		3,648,535	$2.57

At September 30, 2010, the aggregate intrinsic value of the warrants and options outstanding and exercisable was $11,828,306.

At September 30, 2010, warrants exercisable into 3,633,535 shares of common stock with an initial exercise price ranging from $1.50 to $2.85 per share, are subject to full ratchet anti-dilution adjustments in the event that the Company issues additional equity, equity linked securities or securities convertible into equity, at a purchase price less than the then applicable Conversion Price or the Exercise Price.

On February 12, 2010, the Company granted to its Chief Financial Officer an option to purchase 10,000 shares of common stock.  The options have an exercise price of $4.35 per share, an expiration date of 2 years from the date of grant, and vested immediately.  The Company determined the fair value of the options on the date of grant was $18,152 using the Black-Scholes option pricing model with the following assumptions: expected volatility, 114.35%; risk-free interest rate, 0.38%; expected weighted average life, 1 year; and expected dividend yield, 0%.  The Company has recorded $18,152 as fair value of the options granted during the nine months ended September 30, 2010.

On June 11, 2010, the Company granted to its Corporate Development consultant an option to purchase 50,000 shares of common stock. The options vest upon the completion of a public offering of the Company’s common stock, have an exercise price of $7.98 per share and an expiration date of 2 years from the grant date. During the nine months ended September 30, 2010, the Company did not complete a public offering of its common stock and no expense was recognized related to these options.

On August 24, 2010, the Company granted to one of its employees an option to purchase 5,000 shares of common stock.  The options have an exercise price of $5.70 per share, an expiration date of 2.75 years from the date of grant, and vested immediately.  The Company determined the fair value of the options on the date of grant was $16,000 using the Black-Scholes option pricing model with the following assumptions: expected volatility, 93.58%; risk-free interest rate, 0.38%; expected weighted average life, 2.75 years; and expected dividend yield, 0%.  The Company has recorded $16,000 as fair value of the options granted during the nine months ended September 30, 2010.

10.  INCOME TAXES

Companies in the PRC are generally subject to PRC Enterprise Income Tax at a uniform tax rate of 25% under the China's Unified Enterprise Income Tax Law ("New EIT Law"), which took effect on January 1, 2008.  The New EIT Law provides a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment. Accordingly, Shenyang Suo'ang New Energy is subject to the uniform tax rate of 25%. Shaanxi Suo'ang New Energy is entitled to a two year tax holiday for 2007 and 2008 and a 50% reduction on its EIT rate for the years 2009, 2010 and 2011.

 The Company has not recorded a provision for U.S. federal income tax for the three and nine month period ended September 30, 2010 and 2009 due to a net operating loss carry forward in the United States of America. At September 30, 2010 and 2009, the Company had net operating loss carryforwards in the United States of America of approximately $2,600,000 and $1,000,000, respectively, which begin to expire in 2028. The deferred tax asset created by the net operating loss has been offset by a 100% valuation allowance. At September 30, 2010 and 2009, there were no other significant deferred tax assets or deferred tax liabilities.

Income tax expense consists of the following for the:

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Current-PRC Enterprise Income Tax	$1,349,424	$463,050	$4,640,556	$1,055,718
Deferred tax	-	-	-	-
Total income tax expense	$1,349,424	$463,050	$4,640,556	$1,055,718

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
U.S. statutory rate	34%	(34)%	34%	(34)%
Permanent differences	5%	37%	(13)%	43%
Tax holiday	(9)%	(1)%	(3)%	(3)%
Effect of statutory rate differential	(11)%	(3)%	(6)%	(10)%
Effective tax rate	19%	(1)%	12%	(4)%

Permanent differences are related to gain (loss) on change in the value of derivatives and the extinguishment of the derivatives liabilities.

Effective January 1, 2007, the Company adopted authoritative guidance issued by the FASB for uncertainty in income taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2010, the Company does not have a liability for unrecognized tax uncertainties except as described below. The Company and its Chinese subsidiaries have never been subject to a tax examination and all years are open to examination by the tax authorities.

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

The Company enjoys certain tax holidays under the New EIT Law. For the three and nine months ended September 30, 2010, the tax holidays decreased income tax expense by approximately $633,000 and $1,376,000, respectively, and the benefit of the tax holiday on net income per share (basic) was approximately $0.04 and $0.09, respectively.  For the three and nine months ended September 30, 2009, the tax holidays decreased income tax expense by approximately $223,000 and $782,000, respectively, and the benefit of the tax holiday on net income per share (basic) was approximately $0.02 and $0.08, respectively.

11.  RELATED PARTY TRANSACTIONS

Amounts due to related parties consisted of the following at:

	September 30, 2010 (unaudited)	December 31, 2009
Due to executive officer and director :
Mr. Baowen Ren	$73,456	$73,466

Amounts due to executive officer and director are non-interest bearing, unsecured, and due on demand.

12. COMMITMENTS

Guangdong facility

In August 2010, we have entered into an agreement with an unrelated company in Dongguan, Guangong Province to purchase approximately 30 acres of land and a production factory for approximately $5,550,000 (RMB 37,200,000).  At September 30, 2010, we had made an initial deposit of approximately $555,000 which is included in Deposits and Prepayments in the accompanying condensed consolidated financial statements.  The factory is undergoing refurbishment.  The balance of the purchase price will be due when refurbishment is completed, which is expected to occur by the end of December 2010.

In September 2010, we entered into an agreement to purchase two production lines with capacity for processing 300,000 tons of CWSF annually in Guangdong for approximately $5,372,000 (RMB 36,000,000).  At September 30, 2010, we had made an initial deposit of approximately $1,612,000 which is included in Deposits and Prepayments in the accompanying condensed consolidated financial statements.  The balance of the purchase price will be due when the productions lines are completed and in service, which is expected to occur by the end of December 2010.

Tongchuan facility

We have entered into an agreement with Tongchuan City Investment and Development Co., Ltd. ("TCID") to develop a new heat supply company for the purpose of providing heating for the new district in Tongchuan. TCID has stated that 15 new heat supply plants will need to be built to supply an area of 16.4 million square meters. The first three plants are expected to be built and operational by the end of 2010, with the remaining plants expected to be completed over the following five to seven years. The newly formed heat supply company will require an investment of $12.5 million by TCID, for which it will receive an 85% stake in the new company, and $2.2 million by Suo'ang New Energy, for which it will receive a 15% stake in the new company. As of November 11, 2010, we have not made any investment in the heat supply company, but plan to make an investment of approximately $300,000 by the end of 2010, which represents 15% of the estimated costs of the three plants expected to be operational by the end of 2010.

Nanning facility

In November 2009, through our subsidiary, Suoke Clean Energy, we entered into a memorandum of understanding with the local government of Nanning, Guangxi Province, pursuant to which we plan to establish a 500,000 metric ton per annum CWSF production facility in the city of Nanning. We expect to commence construction on the facility in early 2011, with a view to commencing commercial production during 2011.  As of November 11, 2010, we have not entered into any contracts or commitments related to the Nanning facility construction.

ITEM 2             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Accounts receivable

Accounts receivables are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. We use the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers' balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year. As of September 30, 2010 and December 31, 2009, accounts receivable  net of allowances were zero and zero, respectively.

Derivative Financial Instruments

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. For stock-based derivative financial instruments, we use both the Black-Scholes-Merton and Binomial option pricing models to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Stock based Compensation

We periodically issue stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Options vest and expire according to terms established at the grant date.

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

Results of Operations

Three month period ended September 30, 2010 compared to three month period ended September 30, 2009

The following tables set forth key components of our results of operations for the periods indicated.

	Three months ended September 30,
	(Unaudited)
	2010	2009
Revenue	$24,913,134	$10,889,796
Cost of goods sold	(15,269,720)	(6,812,469))
Gross profit	9,643,414	4,077,327
Selling expenses	1,156,147	416,585
General and administrative expenses	579,837	471,644
Income from operations	7,907,430	3,189,078
Other income (expenses)
Interest and finance costs	(1,047)	(3,149,499)
Expense related to escrow shares	-	(1,054,548)
Interest income	29,889	11,708
Change in fair value of derivative liabilities	(970,813)	2,381,333
Gain on extinguishment of derivative liability		(7,035,248)
Cost of private placement	-	(24,794,842)
Sundry expenses	(4,688)	-
Total other income (expenses)	(946,659)	(33,641,096)
Income(loss) before provision for income taxes	6,960,771	(30,452,018)
Provision for income taxes	1,349,424	463,050

Net income	$5,611,347	$(30,915,068)

Revenue. During the three-month period ended September 30, 2010, we had revenues from sales of our coal-water slurry fuel of $24,913,134 as compared to revenues of $10,889,796 during the three-month period ended September 30, 2009, an increase of 129%. This significant increase is primarily attributable to the increased production from the production line added in late 2009, which led to an increase in sales to existing customers.  The annual production capacity as at September 30, 2010 was 850,000 tons after the commencement of our new CWSF production plant in Shenyang with annual output capacity of 300,000 tons and 200,000 production line added in Tongchuan , as compared to 350,000 tons as at September 30 2009 . At September 30, 2010 we had 43 customers under CWSF supply agreements totaling approximately 600,000 tons per year, as compared to 23 customers totaling approximately 400,000 tons of CWSF per year as at September 30, 2009. We believe that our sales and number of customers in 2010 as compared to 2009 are indicative of the growing market acceptance of CWSF.

Cost of Goods Sold. Cost of goods sold, consisting of raw materials, direct labor and manufacturing overhead and depreciation of plant and machinery, was $15,269,720 for the three-month period ended September 30, 2010, as compared to $6,812,469 for the same period of 2009, an increase of 124%. The increase in cost of goods sold is in line with our increase in sales. However, gross profit margin improved from 37% in 2009 to 39% in 2010 mainly as a result of better pricing of CWSF in Shenyang.

Selling Expenses. Selling expenses totaled $1,156,147 for the three-month period ended September 30, 2010, as compared to $416,585 for the three-month period ended September 30, 2009. This increase is mainly in transportation cost as a result of the growth of our business in 2010.

General and Administrative Expenses. General and administrative expenses totaled $579,837 for the three-month period ended September 30, 2010, as compared to $471,664 for the three-month period ended September 30, 2009, an increase of 24%. This increase was primarily caused by our professional expenses related to preparation of registration statements in 2010.

Income from Operations. Our income from operations for the three months ended September 30, 2010 was $7,907,430, an increase of 148% as compared to $3,189,078 for the same period in 2009, in line with the increase in sales over period.

Other Income (expense). Other expense totaled $(946,659) for the three-month period ended September 30, 2010, mainly as the result of the change in fair value of the derivative liabilities of $(970,813) as compared to other expense of $(33,641,096) for the three-month period ended September 30, 2009, primarily caused by the loss on change in fair value of derivative liabilities of $(7,035,248) and cost of private placement of $(24,794,842) which was partially set off by the gain on extinguishment of derivative liability of $2,381,333 in 2009.

Provision for income taxes.    For the three month period ended September 30, 2010 and 2009, our provision for income taxes was $1,349,424 and $463,050, respectively. The increase in income taxes reflects the increase in taxable income from our operations in China. For the three months ended September 30, 2010 and 2009, our effective tax rate was 19% and (1%), respectively, of income before provision for income taxes.  In 2010 and 2009, our effective tax rate was increased by 5% and 37%, respectively, due to expenses related to financings and derivatives that are classified as permanent differences.  Additionally, in 2010 and 2009, our effective tax rate was reduced by 9% and 1%, respectively, for certain tax holidays we enjoy in the PRC.

Net Income (loss). We had net income of $5,611,437 for the three-month period ended September 30, 2010, as compared to net loss of $30,915,068 for the same period in 2009.  The increase in net income is primarily attributable to the increase in sales in 2010.

Nine month period ended September 30, 2010 compared to nine month period ended September 30, 2009

The following tables set forth key components of our results of operations for the periods indicated.

	Nine months ended September 30,
	(Unaudited)
	2010	2009
Revenue	$73,571,899	$26,982,573
Cost of goods sold	(44,448,913)	(17,695,505)
Gross profit	29,122,986	9,287,068
Selling expenses	3,203,245	422,405
General and administrative expenses	1,925,072	1,452,975
Income from operations	23,994,669	7,411,688
Other income (expenses)
Interest and finance costs	(10,459,201)	(4,231,344)
Expense related to escrow shares	-	(1,294,881)
Interest income	62,113	22,979
Change in fair value of derivative liabilities	28,404,181	3,370,593
Gain on extinguishment of derivative liability	(2,348,479)	(8,236,238)
Cost of private placement	-	(24,794,842)
Total other income (expenses)	15,658,614	(35,163,733)
Income (loss) before provision for income taxes	39,653,283	(27,752,045)
Provision for income taxes	4,640,556	1,055,718
Net income (loss)	$35,012,727	$(28,807,763)

Revenue. During the nine-month period ended September 30, 2010, we had revenues from sales of our coal water mixture of $73,571,899 as compared to revenues of $26,982,573 during the nine-month period ended September 30, 2009, an increase of 173%.   This significant increase is primarily attributable to the increased production from the production line added in late 2009, which led to an increase in sales to existing customers.  The annual production capacity as at September 30, 2010 was 850,000 tons after the commencement of our new CWSF production plant in Shenyang with annual output capacity of 300,000 tons and 200,000 production line added in Tongchuan , as compared to 350,000 tons as at September 30 2009 . At September 30, 2010 we had 43 customers under CWSF supply agreements totaling approximately 600,000 tons per year, as compared to 23 customers totaling approximately 400,000 tons of CWSF per year as at September 30, 2009. We believe that our sales and number of customers in 2010 as compared to 2009 are indicative of the growing market acceptance of CWSF.

Cost of Goods Sold. Cost of goods sold, consisting of raw materials, direct labor and manufacturing overhead and depreciation of plant and machinery, was $44,448,913 for the nine-month period ended September 30, 2010, as compared to $17,695,505 for the same period of 2009, an increase of 151%. The increase in cost of sales sold is in line with the increase in sales. However, gross profit margin improved from 34% in 2009 to 40% in 2010 mainly as a result of better pricing of CWSF in Shenyang.

Selling Expenses. Selling expenses totaled $3,203,245 for the nine-month period ended September 30, 2010, as compared to $422,405 for the nine-month period ended September 30, 2009.  This increase in selling expenses is mainly due to increase in transportation cost as a result of the growth of our business in 2010.

General and Administrative Expenses. General and administrative expenses totaled $1,925,072 for the nine-month period ended September 30, 2010, as compared to $1,452,975 for the nine-month period ended September 30, 2009, an increase of 32%. This increase was primarily caused by our expansion in operations and the expenses related to being a public company.

Income from Operations. Our income from operations for the nine-month period ended September 30, 2010 was $23,994,669, an increase of 224% as compared to income from operations of $7,411,688 for the same period in 2009, in line with the increase in sales and expenses.

Other Income (Expense). Other income totaled $15,658,614  for the nine-month period ended September 30, 2010, as compared to other expense of $35,163,733 for the nine-month period ended September 30, 2009, primarily caused by the gain on extinguishment of derivative liability of $28,404,181 which was partially set off by the interest expense of $10,459,201 in 2010.

Provision for income taxes.    For the nine-month period ended September 30, 2010 and 2009, our provision for income taxes was $4,640,556 and $1,055,718, respectively. The increase in income taxes reflects the increase in taxable income from our operations in China. For the nine-month period ended September 30, 2010 and 2009, our effective tax rate was 12% and (4)%, respectively, of income before provision for income taxes, due to expenses related to financings and derivatives that are classified as permanent differences.  Additionally, in 2010 and 2009, our effective tax rate was reduced by 3%, for certain tax holidays we enjoy in the PRC.

Net Income (loss). We had net income of $35,012,727 for the nine-month period ended September 30, 2010, as compared to net loss of $28,807,763 for the same period in 2009.  The increase in net income is primarily attributable to the increase in sales in the first nine months of 2010 and gain on extinguishment of derivative liability.

Liquidity and Capital Resources

For the nine-month period ended September 30, 2010, we generated $21,277,585 from operating activities, as compared to $5,103,069 that we generated from operating activities for the nine-month period ended September 30, 2009.  This increase is primarily due to the increase in sales proceeds.

For the nine-month period ended September 30, 2010, we used $4,861,342 in investing activities, of which $2,621,605 was used in the purchase of property, plant and equipment, as compared to the net cash used in investing activities of $4,303,540 for the nine-month period ended September 30, 2009.

For the nine-month period ended September 30, 2010, we used $227,701 in financing activities, primarily due to prepayment of deferred offering cost.

As of September 30, 2010, we had cash and cash equivalents of $34,348,096.  Our total current assets were $44,974,816 and our total current liabilities were $24,801,174 which resulted in a net working capital of $20,173,642.

Except as disclosed in condensed consolidated financial statements, we had no capital expenditure commitments outstanding as of September 30, 2010 in relation to the purchase of machinery.

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

ITEM 3             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4T.         CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.

Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010 our disclosure controls and procedures were not effective because of the material weaknesses described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the Company’s internal control over financial reporting during the period covered by this report, our management concluded that our internal control over financial reporting was subject to the following material weaknesses:

1.            Although we have hired additional accounting and operations personnel, we are still in the process of developing proper financial reporting procedures and policies for (i) accounting for complex and non-routine transactions; (ii) closing our financial statements at the end of a period; and (iii) disclosure requirements and process for SEC reporting.

2.            As a small company, we do not have sufficient personnel to set up an adequate review function at each reporting level.
3.            As of September 30, 2010, we have not kept a complete set of ledgers of the parent and shell company. The parent company has no physical operations and has been mainly functioning as a pass-through legal entity for financing subsidiary companies that are operating overseas.

In April 2010, we engaged Ernst and Young Shanghai to carry out a review of our existing internal control system with an aim to rectify any material internal control weakness identified by the evaluation.

 Changes in Internal Control

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

OTHER INFORMATION

PART II OTHER INFORMATION

ITEM 1             Legal Proceedings

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects.  We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

ITEM IA.          Risk Factors

This information has been omitted based on the Company’s status as a smaller reporting company.

ITEM 6             EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

(a)             Exhibits:

10.1           Manufacture Factory Purchase and Sale Contract by and between Suoke Clean Energy Co., Ltd. and Guangdong Dongguan Yonxu Paper Co., Ltd.

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

Dated: November 12, 2010
SINO CLEAN ENERGY INC.

By:	/s/ Baowen Ren
Name: Baowen Ren
Title: Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Manufacture Factory Purchase and Sale Contract by and between Suoke Clean Energy Co., Ltd. and Guangdong Dongguan Yonxu Paper Co., Ltd.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.