Form 10-K
period 2010-12-31
Sino Clean Energy Inc
filed 2011-04-05
CIK 1120096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☐ No ☐ *The registrant has not yet been phased in to the Interactive Data requirements.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

As of June 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $70,394,843 based on a closing price of $6.20 per share of common stock as reported on the NASDAQ stock exchange on such date.

On March 31, 2011, we had 23,452,270 shares of common stock issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2010

		Page

PART I		1

ITEM 1.	BUSINESS	1

ITEM 1A.	RISK FACTORS	25

ITEM 1B.	UNRESOLVED STAFF COMMENTS	42

ITEM 2.	PROPERTIES	42

ITEM 3.	LEGAL PROCEEDINGS	42

ITEM 4.	REMOVED AND RESERVED	22

PART II		42

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	42

ITEM 6.	SELECTED FINANCIAL DATA	45

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	45

ITEM 8.	FINANCIAL STATEMENTS	52

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES	52

ITEM 9A.	CONTROLS AND PROCEDURES	52

ITEM 9B.	OTHER INFORMATION	53

PART III		53

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	53

ITEM 11.	EXECUTIVE COMPENSATION	59

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	64

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	66

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	68

ITEM 15.	EXHIBITS	69

SIGNATURES		71

i

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

PART I

ITEM 1.  BUSINESS

BUSINESS

Company Overview

We are a leading producer of clean coal heating and energy solutions for residential, commercial and industrial uses in China. We produce and distribute coal water slurry fuel ("CWSF"), which is a liquid fuel that consists of fine coal particles suspended in water, mixed with chemical additives, and is primarily used to fuel boilers and furnaces to generate steam and heat for both residential / commercial heating and industrial applications. CWSF is an economic and environmentally friendly alternative to oil and natural gas and provides many benefits over coal briquettes, including increased burn-off rates, improved thermal efficiency, and reduced emissions. We believe that the combination of China's heavy reliance on coal for heat and energy, its extensive coal reserves, and increased government attention to clean coal technologies, make CWSF an ideal alternative for cleaner heat and energy production in China.

China's economic growth over the last four decades has led to a rapid increase in energy demand. According to Frost & Sullivan, China accounted for 17.7% of global primary energy demand in 2008 and will overtake the United States as the world's largest consumer of energy in 2011. China is the largest producer and consumer of coal in the world, making it much more reliant on coal than other developed nations, as it is used extensively not only for power generation, but also for industrial applications and residential heating. Coal is the most widely used energy source in China for heating and electric power generation due to its abundance, broad geographic distribution, and mature power conversion infrastructure. According to the National Bureau of Statistics of China, coal is expected to be used for approximately 67% of total energy consumption in China in 2010 and represents more than 90% of estimated domestic fossil fuel reserves. Although significant progress has been made by Chinese central and provincial governments to utilize alternative sources of energy such as hydro, nuclear, solar and wind power, significant obstacles remain in establishing alternative energy to satisfy a significant portion of China's energy requirements primarily due to their relatively prohibitive capital costs, especially in light of the well established coal power conversion infrastructure that is already in place in China. According to Frost & Sullivan, overall CWSF demand in China is expected to grow at a compounded annual growth rate ("CAGR") of 24.7% from 2008 to 2014.

Our business was originally established in August 2002 to focus on the production and distribution of copolymer resin products. In 2004, we identified an attractive opportunity to enter the CWSF market due to the strong government push for clean coal technologies and the resulting market demand for more efficient and cleaner uses of coal. In April 2006, we decided to focus solely on the research, development, production, marketing and sale of CWSF and accordingly phased out our copolymer resin business in January 2007. We obtained our first sales contracts for CWSF in early 2007, completed the installation of our first 100,000 metric ton CWSF production line in June 2007, and commenced mass production and distribution of CWSF in July 2007. We have grown substantially in recent years by adding production capacity at existing and new locations, and are currently fully utilizing our in-place annual production capacity of 850,000 metric tons of CWSF.

We primarily use washed coal to produce CWSF, which we procure from local coal mines. We have established strong relationships with our suppliers and our ability to purchase large quantities of raw materials has allowed us to achieve favorable pricing and delivery terms. We sell our CWSF exclusively in China to residential complex development management companies, commercial businesses, industrial users, and government organizations that use CWSF predominantly for residential/commercial heating and industrial applications. Our customers adopt CWSF as a substitute for oil, natural gas and coal briquettes in their furnaces or boilers. We typically enter into three to five year framework agreements with our customers that provide guidance on CWSF sales volumes and prices. We have framework agreements in place with approximately 90% of our customers. Based on our experience, the CWSF consumption volume of any given boiler does not change materially from year to year. Once established, the customer base for CWSF is very stable, as consumption patterns are highly predictable, and the cost to switch CWSF boilers to other fuels is prohibitively expensive. Our strong reputation in the CWSF industry in China, together with our established track record for consistently delivering high quality products in large quantities, has enabled us to expand our customer base over time. As of December 31, 2010, we were servicing a total of 43 customers in Shaanxi and Liaoning Provinces.

Corporate History and Structure

Our current corporate structure is the result of a number of complex corporate restructurings through which we acquired control of our CWSF business in the PRC. We entered into this series of corporate restructurings in part because certain rules and regulations in the PRC restrict the ability of non-PRC companies that are controlled by PRC residents to acquire PRC companies.

On October 20, 2006, we acquired control of Hangson Limited, a British Virgin Islands company ("Hangson") pursuant to a Share Exchange Agreement, dated October 18, 2006 (the "Exchange Agreement"). Hangson was a holding company that controlled Shaanxi Suo'ang Biological Science & Technology Co., Ltd., a PRC company ("Suo'ang BST") and Suo'ang BST's 80%-owned subsidiary at the time, Suo'ang New Energy, through a series of contractual arrangements. Sou'ang BST, through Suo'ang New Energy, commenced CWSF production in July 2007.

As part of a process to ultimately directly control 100% ownership of Suo'ang New Energy, we began to reorganize our corporate structure in June 2009. In June 2009, we acquired 100% of Wiscon, which established Suoke Clean Energy, the Company's wholly foreign owned enterprise, in Tongchuan, Shaanxi Province. We subsequently entered into a series of agreements transferring all of the rights and obligations of Hangson under the contractual arrangements with Suo'ang BST to Suoke Clean Energy.

On November 12, 2009, Suo'ang New Energy received a new business license from the Tongchuan Administration for Industry and Commerce, which reflected that the acquisition of 100% of the equity of Suo'ang New Energy by Suoke Clean Energy had been completed. As a result, our CWSF business is now conducted primarily through Suo'ang New Energy, which is a 100% wholly owned subsidiary of Suoke Clean Energy, under applicable PRC laws and we are now able to directly control Suo'ang New Energy through our 100% ownership of Suoke Clean Energy. On May 14, 2010, Suoke Clean Energy's acquisition of Suo'ang New Energy was recorded with the Tongchuan Bureau of Commerce.

On October 12, 2009, Suo'ang New Energy established a wholly-owned subsidiary, Shenyang Energy, to conduct business in Shenyang, Liaoning Province.

On December 31, 2009, Suoke Clean Energy terminated all of its contractual arrangements with Suo'ang BST. In connection with this termination, certain assets held by Suo'ang BST, such as office equipment, vehicles, bank deposits and accounts receivable, were transferred to Suoke Clean Energy. Employees of Suo'ang BST signed new employment contracts with Suoke Clean Energy and rights and obligations under certain remaining business operation agreements, and research and development contracts between Suo'ang BST and third parties, were assigned to Suo'ang New Energy. Hangson transferred all of its equity interests in Wiscon to us.

Although the equity transfers in the PRC described above were approved by local governmental agencies, they were not approved by the PRC Ministry of Commerce ("MOFCOM") or the China Securities and Regulatory Commission (the "CSRC"). For a discussion of the risks and uncertainties arising from these PRC rules and regulations, see "Risk Factors—The failure to comply with PRC regulations relating to mergers and acquisitions of domestic enterprises by offshore special purpose vehicles may subject us to severe fines or penalties, and create other regulatory uncertainties regarding our corporate structure." For a more detailed description of our corporate history and structure, see "Management's Discussion and Analysis of Financial Condition and Results of Operation—Corporate Organization and History."

The following chart shows our current corporate structure:

Company Strengths

Exclusive focus on CWSF, which has significant advantages over coal briquettes and other traditional fossil fuels

CWSF has several advantages over coal briquettes and other traditional fossil fuels, including:

• it is more energy efficient;

• it creates significantly less pollution;

• it is a cheaper source of energy;

• it is cleaner to transport and store; and

• it is safer to handle.

Compared to coal briquettes, CWSF has a higher burn-off rate (the percentage of combustible mass in a given unit of solid fuel mass) and thermal efficiency (the percentage of useful work in the output of total energy), which reduces carbon discharge and increases the utilization of the coal input. According to Frost & Sullivan, CWSF emits 80% less sulfur dioxide than coal briquettes and 49% less sulfur dioxide than oil. Depending on the geographic area, we believe CWSF may be approximately 50% cheaper than oil and approximately 30% cheaper than natural gas on a per-unit-of-energy basis. Compared to coal briquettes, CWSF is cleaner to transport and store, as it can be transmitted by tank trucks and through pipelines and can be stored for up to one year. CWSF is safer to handle than other traditional fossil fuels, as CWSF's relatively high burning point of over 800 degrees Celsius makes it more resistant to explosion.

The CWSF industry has strong government support and is growing rapidly

In China's 2010 Report on Central and Local Budgets, the Chinese government states that it has budgeted approximately US$12 billion for energy conservation and pollution reduction and to promote the development of low-carbon technologies. Since China began pursuing the development of CWSF technology in the 1980's, demand for CWSF has increased, logistics costs have been reduced, and suppliers have implemented better quality controls to ensure a more consistent product. According to Frost & Sullivan, in 2008, China's annual CWSF demand was 15.9 million metric tons, and CWSF was being used in 700 industrial furnaces and in hundreds of industrial kilns as a replacement for oil, natural gas and coal briquettes. According to Zhongjing Zongheng Economy Research, there are approximately 600,000 traditional fossil fuel burning industrial boilers and kilns currently installed in China, with approximately 100,000 requiring replacement or major repairs each year. We believe there is significant opportunity for the CWSF industry to fill the void left by older coal briquette burning boilers that are being phased out by legislation and obsolescence. According to Frost & Sullivan, overall CWSF demand is expected to grow at a CAGR of 24.7% from 2008 to 2014. Furthermore, we believe that a significant opportunity exists for third-party CWSF producers, which are expected to increase their market share from 13% in 2008 to 24% in 2011.

Dominant market position with a proven product and technology that is in full scale commercial production

Having commenced operations in 2006, we have established a first mover advantage as one of the first commercial CWSF producers in China and, to our knowledge, the only pure-play publicly listed CWSF producer in the world. We obtained our first sales contracts for CWSF in early 2007, completed the installation of our first CWSF production line in June 2007, and commenced mass production and distribution of CWSF in July 2007. We believe that there are currently 40 to 50 active CWSF suppliers in China, however, most are much smaller than us, with third party sales volumes of less than 100,000 metric tons. We are the largest third-party CWSF producer in China as measured by third party sales volume for 2010, and we currently have in-place CWSF production capacity of 850,000 metric tons. Third party CWSF producers do not include entities that produce CWSF in-house for their own consumption or parties that import CWSF for sale. We aim to increase our annual production capacity to 1,850,000 metric tons through the expansion of production capacity at existing facilities and the development of new facilities throughout China. For the year ended December 31, 2010, we had revenue and income from operations of approximately US$106 million and US$35 million, respectively.

Exclusive Agreements with Select Strategic Partners

We have agreements in place with strategic partners who we believe are highly complementary to our CWSF production business. We had a sales agency agreement with Qingdao Haizhong Enterprise Co., Ltd. ("Haizhong Boiler"), a CWSF boiler manufacturer with an estimated 78% share of the Chinese CWSF boiler market (according to Beijing Zhongjing Zhongheng Information and Consulting Center, Haizhong Boiler's market share was determined on December 30, 2009, whereby we acted as the exclusive distributor for Haizhong Boiler's CWSF boilers in Shaanxi Province. This agreement expired according to its terms in February 2011. Following the success of the sales agency agreement in Shaanxi Province, we entered into an exclusive nationwide strategic partnership agreement with Haizhong Boiler pursuant to which Haizhong Boiler focuses on selling CWSF boilers and in some markets operating heat supply plants, while we focus on supplying the requisite CWSF. We have an exclusive agreement with Shenyang Haizhong Heat Resource Co., Ltd, an unrelated third-party municipal heat supplier, to supply CWSF for residential and commercial heating in Shenyang. The current amount of CWSF required is approximately 300,000 metric tons and is estimated to increase to 850,000 metric tons by the end of 2012. We also have an agreement with Tongchuan City Investment and Development Co., Ltd. to develop a new heat supply company for the purpose of providing heating for the new district of Tongchuan. It is expected that 15 heat supply plants will need to be built and the requisite CWSF will be supplied by us. Suo'ang New Energy is expected to retain a 15% stake in the Tongchuan heat supply company.

Established relationships with customers and suppliers which provide visibility on long term cash flows

Since obtaining our first sales contracts for CWSF in January 2007, we have expanded our customer base to a point where we were serving a total of 43 customers as of December 31, 2010. We have developed a strong reputation in the CWSF industry in China, which, together with our established track record for consistently delivering high quality products in large quantities, has enabled us to maintain and expand our customer base. As the only CWSF producer in Shaanxi Province, we are greatly insulated from the risk of customer attrition to competing suppliers in that area. Since commencing commercial operations in 2007, we have achieved a 100% customer retention rate. Our customers include residential developers, commercial customers, industrial customers, and government organizations that use CWSF primarily for industrial uses and residential/commercial heating applications as a substitute for oil, natural gas or coal briquettes. We have entered into long term framework agreements with approximately 90% of our customers, which set out guidance on quantities and prices for CWSF, typically with a term of three to five years. We have established strong relationships with our suppliers, and our ability to purchase large quantities of raw materials has allowed us to achieve favorable pricing and delivery terms.

Experienced management team with a proven track record

We have a well seasoned and experienced senior management team with significant CWSF industry experience that we believe will enable us to execute on our expansion strategy. Our CEO, Mr. Baowen Ren, is a prominent figure in China's CWSF industry with over seven years' experience in CWSF research, development and sales. As a member of the China CWSF Research Center, the China Association of Environmental Protection Industry, and the China Association of Low-Carbon Economy, Mr. Ren is very familiar with China's clean energy policies, regulations, and directions, and the role that CWSF plays within China's clean coal technology plan. Since 2005, Mr. Ren has built the largest CWSF production base in northwest China. In 2008, Mr. Ren issued the paper "The Development of CWSF under the Movement of National Energy Conservation and Emission Reduction", which was adopted by the National CWSF Promotion Work Conference Paper Collection. Mr. Ren has received numerous accolades and acknowledgements for his achievements and success, including a designation as "Shaanxi Top 100 Entrepreneur". Mr. Peng Zhou, the chief operating officer of Shenyang Energy, brings strong operational expertise in CWSF industry. He is an expert in coal resources in west China, and has substantial knowledge of CWSF technologies and markets in China. He has managed operations in multiple industries for more than 10 years. His expertise and dedication to CWSF has significantly contributed to our strong growth. Our CFO, Ms. Wendy Fu brings more than twenty years of professional financial and accounting experience with public companies and accounting firms, including former roles as the CFO of China Shenghuo Pharmaceutical Holdings Inc. (AMEX: KUN), Vice President of Finance at Shengdatech, Inc. (Nasdaq: SDTH) and Assistant Finance Controller at Wal-Mart China.

Growth Strategy

Our objective is to be the leading supplier of CWSF in China. Key elements of our growth strategy include:

Pursue organic growth in existing markets

At the beginning of 2009, we had in-place CWSF production capacity of 350,000 metric tons, 100% of which was from our Tongchuan facility. In October 2009, we brought our 300,000 metric ton per annum Shenyang facility on-line, bringing aggregate annual in-place production capacity to 650,000 metric tons. Having added an additional 200,000 metric tons of capacity at our Tongchuan facility in January 2010, our run-rate production capacity increased to 850,000 metric tons per annum. For the year ended December 31, 2010, we sold approximately 982,167 metric tons of CWSF, representing substantially all of our production in that year. We believe that there is significant organic growth potential embedded within our current operations as we continue to bring new production capacity on-line in both of our existing markets. Our sales and marketing team consists of 12 in-house personnel which sell our CWSF to customers located mainly within a radius of 200 kilometers of our production facilities. We plan to further expand our customer base and market share by increasing our sales and service personnel.

Leverage strategic partnership with Haizhong Boller

In order to increase the adoption of CWSF technology, we have established collaborative market development programs with Haizhong Boiler, which is China’s largest CWSF boiler and furnace equipment manufacturer, which we believe will give us the ability to effectively market our CWSF products to prospective customers.  We entered into an exclusive nationwide strategic partnership agreement with Haizhong Boiler pursuant to which Haizhong Boiler focuses on selling CWSF boilers, and in some markets operating heat supply plants, while we focus on supplying the requisite CWSF.

Capitalize on strong government support for CWSF

As China's economy continues to grow at a rapid pace, the demand for energy will continue to increase, placing further strain on China's energy infrastructure. Increasing urbanization rates and improved living standards are expected to increase the consumption of energy as the demand for residential heating continues to rise. Coal is the largest fuel source for heating and electric power generation in China, comprising approximately 67% of overall energy production. As China has low-cost, abundant and geographically distributed coal reserves and a mature coal-to-energy conversion infrastructure, it is expected that coal will continue to be one of the most important sources of energy for China in the foreseeable future and as a result, we believe that any solution to China's pollution problems must include clean coal technologies, such as CWSF. We believe that China's increased focus on the environment and its extensive coal reserves make CWSF an attractive alternative for cleaner energy production, which would drive demand for CWSF products over time. CWSF has been listed as a key scientific and technological project in each of China's Five-Year Plans since 1981, and in several other major sustainable development policy initiatives. Many provinces and cities across China have adopted specific and quantifiable targets, plans, policies and incentives to promote the usage of CWSF, including financial subsidies to CWSF consumers relating to boiler installations and incentives for attaining threshold levels of CWSF consumption. We have entered into an agreement with the Tongchuan municipal government to develop a network of 15 new residential heat supply plants over the next five to seven years that utilize our CWSF as a fuel source.

Grow through expansion and acquisitions in other regional markets

We plan to increase our CWSF production capacity through the construction of new facilities and the acquisition of existing CWSF production facilities in new geographic regions. Our geographic expansion plans will initially focus on Nanning, Guangxi Province and Guangdong Province. In addition, we plan to expand the production capacity at our current location in Shenyang, Liaoning Province. We expect that such growth initiatives will increase our aggregate annual CWSF production capacity to 1,850,000 metric tons.

Coal-Water Slurry Fuel

CWSF is a fuel that consists of fine coal particles suspended in water, mixed with chemical additives. By mass, CWSF is typically comprised of 70% fine dispersed coal particles, 29% water and 1% chemical additives. The presence of water in CWSF reduces harmful emissions into the atmosphere during the combustion process, as CWSF's water content can be turned into water vapor, which decreases the temperature within the boiler, thereby inhibiting the production of oxynitride. CWSF is burned in a liquid state within a boiler which is specifically designed for the combustion of CWSF. When burned, CWSF is pumped from a storage chamber into a duct which carries the fuel to an atomizer. The atomizer injects a fine spray into the combustion chamber in a manner similar to that used in oil boilers. This method of injection increases the burn-off rate and thermal efficiency of CWSF, making it much more efficient than traditional coal briquettes.

Coal particles in CWSF typically have a size of less than 200 to 300 microns and can be used in several different applications. Smaller-particle CWSF is more versatile in a broader range of potential applications, however, smaller CWSF is more difficult to manufacture. CWSF particles as small as 20 microns have been demonstrated to be viable substitutes for oil and natural gas in power plants. In the largest particle form, CWSF is a viable substitute for oils used to produce steam in boilers. At 80 microns or less, CWSF can be used as a co-fuel or substitute fuel in diesel engines. Currently, we are capable of producing CWSF with a particle size that is as fine as 20 to 30 microns. Although smaller particle CWSF has a broader range of applications, there is currently no significant price difference compared to larger particle CWSF.

CWSF can be stored for up to a year. By converting the coal into a liquid form, the delivery and dispensation of the fuel can be simplified. It is stored in tanks and can be transported by tank trucks and pipes similar to oil or natural gas, which is an advantage over coal briquettes. Furthermore, CWSF's water content increases its burning point which makes it safer to store and cleaner to transport than coal briquettes.

Benefits of CWSF

As CWSF's primary raw material is coal, it is a very competitive alternative to oil and natural gas on a per unit of energy basis, primarily because of the relatively low cost of coal in China. Depending on the geographic area, CWSF may be approximately 50% cheaper than oil and approximately 30% cheaper than natural gas on a per unit of energy basis. According to Frost & Sullivan, in 2009, the cost for oil in China was RMB 426 per billion calories and the price of natural gas was RMB 312 per billion calories, whereas the cost of CWSF was RMB 211 per billion calories. Due to China's ongoing support for research and development of CWSF and its abundant coal resources, CWSF is expected to maintain a price advantage over oil and natural gas.

Compared to coal briquettes, CWSF is significantly less harmful to the environment. CWSF has a higher burn-off rate and thermal efficiency than coal briquettes, thereby increasing the utilization of the input coal, which reduces sulfur dioxide, nitrogen oxide and soot. Sulfur dioxide is predominately captured by CWSF boilers and furnaces during the combustion process. Based on data from Frost & Sullivan, the use of CWSF reduces sulfur dioxide emissions by over 80% compared to burning coal briquettes and 49% compared to burning oil while generating the same amount of energy. As China's environmental regulations become more stringent, CWSF is expected to gradually replace coal briquettes in many industrial applications. The following charts illustrate the differences between coal briquettes, oil, natural gas and CWSF on an efficiency and emissions basis.

Fuel Performance Comparison

		Coal Briquette		Oil		Natural Gas		CWSF
Operating assumptions
Energy per unit (kcal/t)		6.5	M	10.0	M	9,000/m	3	4.5	M
Burn-off rate		65%		99%		99%		98%
Thermal efficiency		65%		90%		90%		86%
Energy generated (kcal/t)		2,746,250		8,910,000		8,019 per m	3	3,792,600
Economics
Market price of fuel (RMB/t)		680		3,800		2.5 (RMB/m	3)	800
End user cost (RMB/Bcal)		248		426		312		211
Emissions
SO2	Emissions (kg)	20.00		26.00		0.00		5.60
	Emission Index*	7.28		2.92		0.00		1.48
NOx	Emissions (kg)	7.64		2.31		0.27		n/a
	Emission Index*	2.78		0.26		0.03		n/a
Soot	Emissions (kg)	68.53		—		—		48.00
	Emission Index*	24.95		—		—		12.66

*
"Emission Index" is "Emissions" / "Energy generated". Source Frost & Sullivan

CWSF is burned in boilers that are specially designed for its combustion. Although it is possible to retrofit oil burning boilers to be CWSF compliant, most adopters of CWSF elect to install new CWSF boilers due to their superior operating efficiency and lower on-going maintenance costs relative to retrofitted boilers. Based on previous experience, management believes that the cost to purchase and install a new CWSF boiler ranges from approximately $150,000 to $750,000, depending on output capacity, which is approximately 15% to 20% higher than the capital costs for purchasing and installing traditional coal briquette boilers. It is typically not economical to retrofit coal briquette or natural gas burning boilers.

Industry Overview

Energy and Coal

China's economic growth over the past four decades has led to a rapid increase in energy demand. According to Frost & Sullivan, China accounted for 17.7% of global energy consumption in 2008, and is expected to overtake the United States as the world's largest energy consumer in 2011.

Energy Consumption by Region (Global), 2008

Source: Frost & Sullivan, BP Statistical Review of World Energy (June 2009)

(1)
Other Americas include Canada, Mexico, Argentina, Brazil, Chile, Colombia, Peru, Venezuela, and so on.

(2)
Other Asia Pacific include Australia, Bangladesh, China Hong Kong, China Taiwan, India, Indonesia, Japan, Malaysia, New Zealand, and so on.

Globally, coal accounted for approximately 29% of total energy consumption in 2008. China is the largest producer and consumer of coal in the world, as it uses coal extensively not only for power generation, but also for industrial applications and residential heating. According to the BP Statistical Review of World Energy, China has become the world's largest emitter of carbon dioxide. Coal is the most widely used energy source in China for heating and electric power generation due to its abundance, broad geographic distribution, mature power conversion infrastructure, and low and stable delivery cost. In 2010, coal was expected to account for approximately 67% of overall energy consumption in China.

Energy Structure Forecasts (China), 1980 – 2010E

Source: Natural Bureau of Statistics of China, Frost & Sullivan

China has abundant deposits of coal. With proven coal reserves estimated at 114.5 billion metric tons, coal comprises 94.0% of China's proven fossil fuel reserves, while oil and natural gas represent only 5.4% and 0.6%, respectively. Assuming China's fossil fuel reserves continue to be extracted at current rates, China's coal reserves are likely to last another 90 years, whereas oil is expected to be depleted in only 21 years and natural gas in 39 years.

China's Proven Fossil Fuel Reserves, 2008

Source: Frost & Sullivan

Map of China's Coal Resources

Source: Barlow and Jonker (2001)

China's existing energy infrastructure is a major source of the country's pollution and may hinder the country's future economic growth as the increased reliance on coal continues to negatively impact the environment and public health. Pollutants created from the production, transportation and combustion of coal include sulphur dioxide, nitrogen oxide, soot, dust and ash. The World Bank estimates that around 400,000 people in China die each year from pollution-related illnesses. Sulfur dioxide has resulted in acid rain falling on more than 30% of China's total land, ruining croplands, threatening food chains and water systems, and leading to other negative environmental impacts. Climate change has already produced visible adverse effects on China's air quality, agriculture, livestock, forests, fresh water resources and coastal regions.

Total Sulfur Dioxide Emissions by Country (1980 – 2000)

Source: Frost & Sullivan

Alternative Energy and Clean Coal Technologies

Although alternative energies such as hydro, solar and wind power have begun to gain traction as increasingly important components of China's energy infrastructure, they are not expected to replace coal as China's core source of energy. Compared to coal, alternative energy sources generally have longer lead times, higher capital costs, and lower returns on investment relative to coal. Coal is expected to remain an attractive and important component of China's energy infrastructure due to its relative abundance, broad geographic distribution, mature power conversion infrastructure and low and stable delivery cost.

Comparative Assessment of Different Power Sources

Source: Frost & Sullivan

Developing and utilizing clean coal technology in order to overcome the lower energy efficiency and higher pollution properties of coal briquettes is essential to China's social and economic development. China has stressed the importance of the development of clean coal technology and established the Clean Coal Technology Plan ("CCTP") in 1997, with the objective of improving coal consumption efficiency and reducing environmental pollution. China's CCTP includes four major areas: (i) coal processing (which includes CWSF), (ii) high-efficiency clean combustion of coal, (iii) coal transformation, and (iv) pollution emission control and the disposal of waste materials. China budgeted approximately US$12 billion in 2010 for energy conservation and pollution reduction. The following table outlines the framework of China's CCTP, which includes 14 major technologies, including CWSF:

Coal Processing	High Efficiency Clean Combustion and Power Generation	Coal Transformation	Pollution Emission Control and Waste Disposal
• Coal Preparation • Briquettes • Coal Blending • Coal Water Slurry Fuel	• Advanced Burners • Fluid Bed Combustion (FBC) • Integrated Gasification Combined Cycle (IGCC)	• Coal Gasification • Coal Liquefaction • Fuel Cells
•       Flue Gas Cleaning (Desulfuration and Denitration)
•       Development and Utilization of Coal-Bed Methane
•       Comprehensive Utilization of Coal Gangue, Fly Ash and Coal Slurry
•       Industrial Boilers and Furnace

Source: Frost & Sullivan

CWSF Market Development

CWSF originated in the Soviet Union in the 1950's, where experiments were conducted to develop new ways of utilizing coal sludges for power generation. The United States conducted further research into CWSF during the 1973 oil crisis, as it searched for alternatives to crude oil. China started pursuing the development of CWSF technology in the 1980s after CWSF had successfully been developed by the Bayi Coal Mine. After developing local CWSF production capabilities, China's central government set out to promote the increased use of CWSF, where it was used on a trial basis in key national projects and plants and was listed in several key national policy initiatives, including the "Current Catalogue of Key Industries, Products, and Technologies to be Encouraged" from 1991 to 1995. China's "9th Five Year Plan (1996 – 2000)" set out a research scope for CWSF and a demonstrative 220 t/h CWSF furnace was built to replace oil burning boilers in power plants. CWSF's prominence was enhanced in China's "10th Five Year Plan (2001 – 2005)", where the central government released a stand-alone report entitled "2010 Outline for Development of CWSF in China." Following the successful promotion of CWSF, the government has now moved on to encourage its wider application, and has been working with provincial and municipal governments to create local policies and incentives to encourage the use of CWSF. By 2008, China was leading the world in the technological development, production and consumption of CWSF. China's commitment to CWSF has allowed it to overcome issues such as cost (transportation and specialty CWSF furnaces), product quality and a customer base that initially inhibited commercial production.

Furthermore, demand has increased as a result of government subsidies that are being provided to encourage the installation of CWSF boilers and the usage of CWSF as a fuel, and suppliers have implemented better quality controls to ensure a more consistent product.

According to Frost & Sullivan, approximately 13% of CWSF demand was fulfilled by domestic third-party producers in 2008, which is expected to grow to approximately 24% by 2011. Third-party sales are provided by dedicated producers that supply energy producers with CWSF. Given that the in-house market is not externally focused, we expect that increased demand for CWSF will be met through thirty-party sales by dedicated producers such as us. The following charts indicate the breakdown of CWSF by source of supply in 2008 and 2011 respectively. In-house production consists primarily of state-owned coal manufacturers and/or electricity generators that produce CWSF for their own use.

CWSF Market: Breakdown by Source of Supply (China), 2008	CWSF Market: Breakdown by Source of Supply (China), 2011E

Source: Frost & Sullivan

The market demand for CWSF in China in 2008 was 15.9 million metric tons. CWSF is used in 700 industrial furnaces and in hundreds of industrial kilns as a replacement for oil, natural gas and coal briquettes. According to Beijing Zhongjing Zongheng Information and Consulting Center, there are approximately 600,000 traditional fossil fuel burning industrial boilers and kilns currently installed in China, with approximately 100,000 requiring replacement or major repairs each year. According to Frost & Sullivan, overall CWSF demand is expected to grow at a CAGR of 24.7% from 2008 to 2014.

CWSF Market: Total Demand Breakdown (China), 2006 – 2014E

Source: Frost & Sullivan

Government Support for CWSF

Government policy mandates for the use of clean coal, and financial subsidies from central, provincial and municipal governments are expected to continue to drive demand for CWSF in the residential heating market, as well as for industrial applications in the metallurgy, ceramics and chemical industries. CWSF is an evolving technology, and future developments are expected to broaden the applications of CWSF, further expanding the size of the market. CWSF has been listed as a key scientific and technological project in each of China's Five-Year Plans since 1981, and in several other major sustainable development policy initiatives. Many provinces and cities across China have adopted specific and quantifiable targets, policies and regulations to promote the usage of CWSF, including financial subsidies to CWSF consumers relating to boiler installations and incentives for attaining threshold levels of CWSF consumption.

Local Chinese Government CWSF Policies and Incentives

Region	Policies and Plans		Incentives
Tongchuan, Shaanxi	•	Environmental-protection departments are required to strengthen comprehensive CWSF policies to save energy, reduce emissions and	•	2008 – 2012: Government allocated RMB 3.0 million each year as a subsidy for promoting CWSF boilers
		promote the application of CWSF and other new clean energies	•	Newly-built CWSF boilers: 10.0% of the total investment
			•	Upgrading coal boilers to
	•	Convert all coal heating boilers to CWSF boilers or other clean energy sources by 2012		CWSF boilers: subsidizing 20.0% of the total investment
	•	Starting in 2008, all new	•	Upgrading oil boilers to CWSF boilers: RMB 100,000 subsidy
		heating facilities must use CWSF or other clean energy sources	•	Centralized heat supply using CWSF: RMB 300,000 to RMB 500,000 subsidy
	•	Develop 20 central heating stations using CWSF		depending on scale

Region	Policies and Plans		Incentives
Shenyang, Liaoning	•	Planned to build 56 CWSF	•	Favorable loan terms
		boilers from 2000 – 2003	•	Selected tax exemptions

Nanning, Guangxi	•	CWSF production of 1.5 million metric tons by 2010	•	2007 – 2010: Government allocated RMB 3.0 million each year as a subsidy for promoting
	•	Convert all coal-burning boilers		CWSF boilers
		under 35mt/h to CWSF boilers or other clean energies by 2012	•	Newly-built CWSF boilers: Subsidy of up to RMB 200,000

			•	Centralized heat supply using CWSF: RMB 150,000 to RMB 500,000 subsidy depending on scale
Dongguan, Guangdong	•	50 boiler users selected to use CWSF	•	Qualified users: one-time subsidy of 20% of the cost of equipment for upgrade, capped at RMB 1.0 million

Source: Frost & Sullivan

Regional Market Size

        We presently have CWSF production operations in the provinces of Shaanxi (at our Tongchuan facility) and Liaoning (at our Shenyang facility) and are planning to expand into the provinces of Guangxi and Guangdong. We believe the regional market size of our current and target markets to be as follows:

Province	Potential Addressable Market Size	Sino Clean Energy's In-place Capacity	# of Suppliers
	(metric tons/annum)	(metric tons/annum)	(including Sino Clean Energy)
Shaanxi	5,000,000	550,000	1
Liaoning	6,000,000	300,000	3
Guangxi	9,000,000	0	3
Guangdong	61,000,000	0	7

Source: Beijing Zhongjing Zongheng Information and Consulting Center

Competition

We are the largest third-party CWSF producer in China, as measured by CWSF sales volume for the year 2010. The CWSF industry is still at an early stage in China and we have thus far experienced limited competition from domestic CWSF producers. We believe that there are currently no foreign competitors with a material presence in the CWSF industry in China. Currently there are approximately 40 to 50 active CWSF suppliers in China, although most have commercialized sales volumes of less than 100,000 metric tons. Competition is mainly based on establishing a large and stable local customer base in order to gain increased market share. CWSF producers in China compete on a localized level and often lack the capability to expand to a more regional or national scale. Establishing production capacity on a regional basis, typically within 200 kilometers of large customers, is of critical importance in the CWSF industry, as deliveries beyond this radius typically become uneconomical. The table below depicts the top five CWSF suppliers in China, as measured by third-party sales volume Q1 to Q2, 2010(i.e. excluding in-house production and consumption).

Rank	Supplier	Primary Geography	Domestic Third Party Sales Volume Q1 to Q2 of 2010 (Thousand MT)	Market Share
1	Sino Clean Energy	Xian, Shaanxi	440	15.9%
2	Dongguan Power Fuel	Dongguan, Guangdong	383	13.8%
3	Shandong Bayi	Zoazhuang, Shandong	220	7.9%
4	Datong Huihai	Datong, Shanxi	125	4.5%
5	Gansu Lvtianyuan	Lanzhou, Gansu	110	4.0%
	Others		1,491	53.9%
	Total		2,769	100%

Source: Frost & Sullivan

Our Business Model

Based upon total third party sales revenue in China, we are a leading CWSF producer in China with current annual production capacity of 850,000 metric tons. We are aiming to increase our annual production capacity to approximately 1,900,000 metric tons through the expansion of our existing production facilities in Shenyang and the planned expansion into the provinces of Guangxi and Guangdong. We believe we were among the first companies in China to produce CWSF on a commercial scale, and our first-mover advantage, combined with our reputation for high quality products has allowed us to establish strong customer and supplier relationships. We believe we are well positioned to leverage our increasing scale in order to expand our customer base to meet China's growing demand for CWSF.

We launched our first CWSF plant in the city of Tongchuan, north of Xi'an, the provincial capital of Shaanxi Province in 2007. The Tongchuan plant presently has an annual production capacity of 550,000 metric tons and supplies our customers in Shaanxi Province. In October 2009, we commenced operations at our new CWSF production plant located in Shenyang, the capital of Liaoning Province in northeastern China. The Shenyang plant has an annual output capacity of 300,000 metric tons, increasing our total annual CWSF production capacity to 850,000 metric tons.

Our strong growth has been evidenced by our financial performance. Our revenue increased from $14.3 million in 2008 to $46 million in 2009 to $106 million in 2010, as a result of our success in expanding our production capacity and increasing our market penetration. During the same period, our income from operations increased from $4.4 million to $14.2 million to $34.7 million, respectively. We intend to grow our business by expanding production capacity at new and existing locations throughout China.

Raw Materials

CWSF is made from coal, water, and chemical additives. Input coal must have a grade of at least 4,500 kc/kg in order to qualify for the production of CWSF. Water does not need to be pre-processed prior to mixing with coal and depending on the source and its content, industrial waste water may be used directly in the production of CWSF. Chemical additives are used in absolving and stabilizing different qualities and sizes of coal with the water. By weight, CWSF is typically comprised of approximately 70% washed coal, 29% water and less than 1% chemical additives.

Sino Clean Energy – Cost of Good Sold Breakdown
for the year ended December 31, 2010

Input	% of COGS
Washed coal	82.05%
Chemical additives	6.27%
Electricity	7.36%
Depreciation	3.26%
Wages	0.75%
Water	0.24%
Employee benefits	-%
Miscellaneous	0.07%

Total	100.00%

Coal is the primary raw material used to produce CWSF and accounted for approximately 82.05% of our cost of goods sold during the year ended December 31, 2010. We source coal from nearby coal mines for each of our production facilities. Coal is widely available in China and we maintain long-term relationships with our key suppliers, although alternative suppliers are available if necessary. Our suppliers provide us with washed coal at prevailing market prices, with volumes renegotiated each year. We determine raw material prices based on arm's-length negotiations with our suppliers shortly prior to delivery, with reference to market prices. Our reputation as a dependable counterparty enables us to obtain a stable and low-cost supply of raw material coal for our production facilities. Our long-standing supplier relationships provide us with a competitive advantage in China, and we intend to broaden these relationships to parallel our efforts to increase the scale of our production facilities, thereby maintaining a diverse supplier network while leveraging our purchasing power to obtain favorable pricing and delivery terms. Water and chemical additives are readily available and do not require supply contracts.

For 2008 and 2009 , our single largest supplier, Tongchuan Zhaojin Xinyuan Coal Mine, accounted for 85% and 87% of our total purchase of coal, respectively. In 2010, our two largest suppliers, Tiefa Coal Company and Tongchuan Mine Business, accounted for 35.9% and 31.6% of our purchase of coal, respectively. We typically pay for our coal supplies in advance, with a level of deposit that can range up to two months, as this helps to ensure that our coal requirements will be fulfilled.

The price of CWSF varies with the price of coal, and we typically have been able to increase our CWSF prices in response to increased coal prices. Our ability to adjust our selling prices has enabled us to maintain very stable gross margins, typically in the range of 30% to 40%.

Sino Clean Energy Historical Gross Margin

Source: Company reports

The demand for CWSF for residential heating tends to be seasonal in nature, with peak demand occurring between the months of October through March, as these are the peak heating periods in the markets which we currently serve. Demand for CWSF during peak periods is approximately 30% to 40% higher than during low periods. Demand for CWSF for industrial applications tends to be fairly stable throughout the year, as industrial applications are typically unrelated to heating. The price of CWSF tends to follow the price of coal, which does not necessarily follow seasonal fluctuations.

Processing

We use two methods to produce our CWSF: (i) the High Concentration Preparation with Mixed Grinding ("HCPMG," or grinding process) as illustrated below, and (ii) the Supersonic Fluid Dynamics Atomizer process ("SFDA," or atomizer process). HCPMG is the conventional CWSF production process and is comprised of four major steps: coal pulverization, water mixing, quality control and delivery. The SFDA process differs from the HCPMG process in that it uses a series of ultrasonic chambers to break coal briquettes down into smaller particle form, where it is then mixed with water to create CWSF, while the HCPMG process uses a mechanical pulverization process to mix coal briquettes and water in order to create a finely ground CWSF mixture. The SFDA process requires less electricity and is able to produce finer particle CWSF. The HCPMG production lines can produce coal particles as fine as 50 to 80 microns, while the SFDA production lines can rapidly break coal into particles as fine as 20 to 30 microns. Depending on the capacity and the type of production process, the cost to purchase and install a CWSF production line typically ranges from approximately US$10 to US$30 per metric ton, with higher capacity and more technologically advanced production lines being closer to the high end of this range. In order to reduce production costs, our plants are run primarily at nighttime when electricity costs have been approximately 1/3 of daytime rates.

High Concentration Preparation with Mixed Grinding process

Source: Frost & Sullivan

Inventory

Although coal is not subject to spoilage, we typically limit storage of coal in inventory to a maximum of two months. On average, we maintain a minimum coal reserve of approximately 5,000 metric tons in Tonghcuan and 3,000 metric tons in Shenyang. Shipments of approximately 3,600 metric tons and approximately 2,000 metric tons are typically delivered every 3 days to the Tongchuan and Shenyang locations, respectively. Production of CWSF is scheduled based substantially on customer orders, which allows us to minimize working capital requirements and to ensure that substantially no inventory is wasted or unusable. CWSF can be stored for up to one year (versus the national standard of one month), but we typically only hold the finished product in inventory for a maximum of two to three days. We currently have capacity to hold up to three days of finished product inventory on-site at each location. Storage and transportation of CWSF is very safe, as the presence of water in CWSF reduces its risk of explosion. As CWSF must be stored above freezing temperature, we use storage tanks that are specially designed to handle fluctuations in external temperatures. To date, we have shipped CWSF inventory using bulk liquid tanker trucks, however, transportation by train has been utilized by other CWSF producers in China. Transportation of CWSF by pipeline is currently under investigation by China's CWSF Research Center. Currently, third-party logistics providers transport approximately 70% of our finished products, with the balance shipped by our own fleet of trucks.

Quality Control

We apply rigorous quality control standards and safety procedures at each of our production facilities. Our manufacturing process is controlled and monitored by a centralized computer control system, which measures and dispenses the precise amount of water and chemical additives required for each production cycle to ensure that each batch of CWSF is consistent with all other batches that we produce. Our quality control technicians regularly test our CWSF production and measure it for condensate, viscosity, evaporation rate, energy content, particle size, sulfur content and ash content.

Although there is no mandatory national standard in China for CWSF quality, the General Administration of Quality Supervision, Inspection and Quarantine of China and the committee of the Standardization Administration of China implemented recommended standards for CWSF in 2002. Our own CWSF production standard exceeds the recommended national standard. We are in the process of obtaining ISO9001:2000 international quality management standard certification for our Tongchuan plant. We plan to obtain a similar certification for our Shenyang facility in the future.

Facilities

We have several production lines at each of our facilities, which are shown in the table below. To minimize technology risk, we have relied primarily on conventional HCPMG technology for CWSF production. In February 2009, we added a production line at our Tongchuan facility that employs SFDA technology, which consumes 10% less electricity than the conventional grinder method, and is able to produce smaller particle CWSF.

Sino Clean Energy Production Capacity

Production line	Method	Location	Start date	Capacity (metric tons/yr)
In Place
Line 1	Grinder	Tongchuan	Jul-07	100,000
Line 2	Atomizer	Tongchuan	Feb-09	250,000
Line 3	Grinder	Shenyang	Oct-09	150,000
Line 4	Grinder	Shenyang	Oct-09	150,000
Line 5	Grinder	Tongchuan	Jan-10	200,000
Sub total				850,000
Additional development
Line 6	Grinder	Guangdong	Jan-11	300,000
Line 7	Grinder	Guangdong	Aug-11	750,000
Grand total				1,900,000

Our total CWSF production capacity as of December 31, 2010 is 850,000 metric tons. We intend to expand our CWSF production capacity by up to an additional 1,050,000 metric tons by expanding the production capacity at our Guangdong facility in 2011.

In January 2011, two new production lines at the Guangdong facility became operational, with a total capacity of 300,00 metric tons. We plan to add a new production line with capacity of 750,000 metric tons in August 2011. The facility is expected to have an annual production capacity of 1,050,000 metric tons and is expected to expand our total annual production capacity to 1,900,000 metric tons by the end of 2011. We are in the process of taking the necessary steps to obtain a land use right certificate, which is required for us to obtain the rights to use the land and the title to the buildings. We are also in the process of registering a business license of the facility.

The additional 750,000 metric tons of capacity in Guangdong is expected to require capital expenditures of approximately $13.6 million for the construction of production facilities. In addition, our expansion from 850,000 metric tons to 1,050,000 metric tons  is expected to require additional net working capital of approximately $15 million in order to run the production lines at full capacity. We intend to complete the new production lines in August 2010, and reach total capacity of 1,900,000 metric tons in the fourth quarter of 2011.

We occupy both owned and leased properties for our operations. We own the land use right to a total of 43,956 square meters of land for our existing site in Tongchuan for a period of 50 years, expiring on December 8, 2057. The buildings and facilities at our Tongchuan location constructed by us are used for the purposes of production, research and development and employee housing. At our Shenyang facility, we have entered into a 10-year lease agreement for the land use right to a total of 7,400 square meters of land, which expires on August 1, 2019. Our principal executive and administrative offices are located in Xi'an, China in approximately 233 square meters of purchased office space.

Customers

Currently all of our customers are based in China and use our CWSF for either industrial purposes or for heating in residential and commercial buildings. As industrial users use the steam generated by CWSF boilers for power and heat in manufacturing processes, there is little seasonality in their consumption of CWSF. Currently, our industrial customers encompass a diverse range of industries such as wineries, paperboard manufacturing, food processing, and ceramic manufacturing. Residential and commercial heating customers experience peak heating demand for approximately 150 days between October and March, and their consumption of CWSF fluctuates accordingly. The following table sets forth the percentage of our revenues by our two principal groups of CWSF customers for the periods indicated:

Sino Clean Energy Customer Breakdown (2007 – 2010)

As of December 31, 2010, we had 43 customers, 38 of which were located within Shaanxi Province (which are being serviced by the Tongchuan facility), and five of which were located in Liaoning Province (which are being serviced by the Shenyang facility). In order minimize logistics costs, we typically sell our CWSF to customers within a 200 kilometer radius of our production facilities. We sell and distribute CWSF directly to our customers. In 2010, our ten largest customers represented 58.5% of total volume sold, while the single largest customer represented 33.5% of total volume sold. During 2010, our ten largest customers by tonnage sold were as follows:

2010 Top Ten Customers

Customer	Type	Sales Volume (metric tons)%
Shenyang Haizhong Heating	Residential Heating	329,341	33.5%
Shaanxi Dade Property	Residential Heating	40,629	4.1%
Shaanxi Tongchuan Yitong	Industrial Products	31,618	3.2%
Shaanxi Urban Development	Integrated Industrial	27,124	2.8%
Northwest Rubber	Industrial Products	27,106	2.8%
Qinqin Food	Integrated Industrial	25,476	2.6%
Xi’an Institute of Architecture	Integrated Industrial	23,717	2.4%
Shaanxi Baidu Industries	Industrial Products	23,329	2.4%
China Northern Airline	Industrial Products	23,114	2.4%
Shan’xi Yongxin Paper	Integrated Industrial	23,045	2.4%
Subtotal		574,499	58.5%
Other		407,667	41.5%
Total		982,166	100.0%

We are the dominant CWSF producer in both of our present markets: Shannxi province and Liaoning province. We believe that we are able to differentiate ourselves from our competitors by building a track record and reputation for high quality products and service, by securing long-term customer contracts in each of the target markets, and by selectively expanding into new regional markets. We believe that our CWSF products' high quality gives us a competitive advantage in attracting new customers and retaining existing customers. The emerging growth of the CWSF industry in China, and the market opportunity require that CWSF suppliers have certain skills to work across the value chain. We believe that our management's vision and expertise enables us to forge the necessary partnerships with CWSF industry participants, including boiler vendors, local governments, coal suppliers, and CWSF consumers, allowing us to replicate our model in other geographic regions in order to expand more rapidly than our competitors.

Customer & Supply Contracts

Sales

Our sales contracts outline total sales volume, price, product specifications, delivery schedule, and method of delivery. We have entered into three to five year framework agreements with the majority of our customers whereby we provide CWSF at prevailing market prices, and volumes are renegotiated each year. We have framework agreements in place with approximately 90% of our customers. Typically, the CWSF consumption volume of any given boiler does not fluctuate significantly from year to year. Once established, the customer base for CWSF is very stable, as the consumption patterns are highly predictable and the costs to switch CWSF boilers to other fuels are prohibitively expensive. Current CWSF prices for sales contracts with customers in Tongchuan range from RMB 770 to RMB 810 per metric ton and CWSF prices for sales contracts with customers in Shenyang are RMB 960 per metric ton. CWSF transportation costs and the associated risks are covered by us at both the Tongchuan facility and the Shenyang facility. The prices paid by customers at the Shenyang facility are higher mostly because the coal materials cost is higher in Shenyang, as our customers are relatively farther away from the production facility. If the market price of CWSF differs by more than 10% of the original price quoted in the contract, either above or below, the sales price is re-negotiated. Pursuant to the annual sales agreements, customers generally pay for CWSF on a monthly basis, with payment collected in cash upon delivery. We occasionally provide our customers with extended credit terms of up to three months, for example to certain government residential heating agencies. We set payment methods depending on our business relationship, customers' credit records and prevailing market conditions.

Coal supply

We have entered into coal supply contracts with coal mines/coal washing facilities that are near our CWSF production facilities. We have agreements with three such suppliers in Tongchuan and another two in Shenyang. The supply contracts define supply volume, pricing, term, product specifications, and delivery schedule. We set the maximum amount of supply volume, which is guaranteed by the coal supplier. In Tongchuan, we have historically drawn most of our coal supplies from a single supplier and a small portion from another supplier. We are provided coal at prevailing market prices, and volumes are renegotiated each year. However, if the market price of coal exceeds the price initially quoted in the supply contract by 20%, then a new contract can be negotiated. Suppliers must deliver the coal to us within two months after we notify the supplier of our need for coal.

Guangdong facility

We are targeting large CWSF customers in Guangdong, as the province is one of the most economically developed in China, and has the largest consumer capacity for CWSF in China, according to Beijing Zhongjing Zongheng Information and Consulting Center. In August 2010, through our subsidiary, Suoke Clean Energy, we entered into an agreement with Dongguan Yongchang Paper Co. (“Dongguan Paper’), to purchase a land use right for approximately 5 acres of land and a production factory in Dongguan, Guandong Province for a total purchase price of approximately $5,550,000. We paid a deposit of $4,141,000 and the balance will be paid when legal title has been completed. Also, in connection with the acquisition of Dongguan Paper, we entered into an agreement pursuant to which we were transferred 100 % of the equity interest in Dongguan Clean Energy Water Coal Mixture Co. (“Dongguan Water Coal Mix Co.”) from its shareholders for nominal consideration (RMB2) because this transaction was part of the transaction with Dongguan Paper. We acquired Dongguan Water Coal Mix Co. solely because it has a business license to manufacture and sell CWSF in Guangdong. According to the agreement, we could receive the economic benefits and debt obligations after January 1, 2011. The completion of the governmental registration of the equity change and the transfer of the business license depends on Dongguan Water Coal Mix Co. passing its annual registered capital inspection, which is expected to be in May 2011.

In September 2010, we entered into an agreement to purchase two production lines to be operated within the new Guangdong facility for a total purchase price of approximately $5,372,000. The factory was completed and commenced production in January 2011. We are in the process of taking the necessary steps to obtain the land use right certificate, which is required for us to obtain the rights to use the land and the title to the buildings. We are still in the process of transferring the business license of the facility.

In early March of 2011, the City Government of Dongguan passed the Dongguan City Program for Removing and Upgrading Small- and Medium-Size Coal-Burning Boilers, clearly prescribing that small- and medium-size coal-burning boilers of up to and including 10 steam-tons (boiler power scale) must be removed. With the implementation of this policy, we believe that the demand for coal water slurry in Dongguan City will increase rapidly in the next year and a half.

Initially, we had planned to increase overall production capacity by expanding in Nanning and Shenyang, with the goal of adding additional capacity in Dongguan by August 2011. However, in an effort to take advantage of the opportunity presented by Dongguan City Program, we determined it was in our best interests to delay the progress in Nanning and Shenyang, and instead immediately increase production capacity in Dongguan in anticipation of the potential increase in demand. As a result, on March 10, 2011, through our new subsidiary, Dongguan Water Coal Mix Co., we entered into an agreement with Jiangsu Qiulin Heavy Industry Holdings. Co., Ltd. (“Jiangsu Qiulin”) to purchase a 750,000 metric ton production line for use in Guangdong. Based on the terms of the agreement, installation of this production line is expected to be complete by July 15, 2011. We expect this production line to be operational by August 2011. The total purchase price for this CWSF production line is approximately $10.4 million (RMB 69.5 million). With the addition of this new line, our Guangdong facility is expected to have an annual production capacity of 1,050,000 metric tons and is expected to expand our total annual production capacity to 1,900,000 metric tons by the end of 2011.

Nanning facility

The Nanning government is also aggressively promoting the usage of CWSF as an alternative fuel, and has publicly indicated its intention to establish local CWSF production capacity of 3 million metric tons. Presently, there are only two local CWSF producers in Nanning, each with a capacity of approximately 100,000 metric tons. We have entered into an agreement with Guangxi New Heat Energy Company ("GNHEC") pursuant to which we act as the exclusive CWSF provider in the Jin Kai Industrial Park of Nanning Economic and Technological Development Area.

In November 2009, through our subsidiary, Suoke Clean Energy, we entered into a memorandum of understanding with the local government of Nanning, Guangxi Province, pursuant to which we planned to establish a 500,000 metric ton per annum CWSF production facility in the city of Nanning. We expected to commence construction on the facility in early 2011, with a view to commencing commercial production in the first half of 2011. However, at this time, the local government of Development Zones has not yet completed the procedures necessary for us to acquire the land for our 500,000-ton new project in Nanning. Since our expansion plans would have been delayed in Nanning as a result, we determined to instead use our capital to focus on increasing production in Guangdong in response to the new government initiative in Guangdong. Although we have delayed expansion in Nanning, we and GNHEC have continued our discussions with potential customers. We anticipate completing construction in Nanning by the end of 2011.
Shenyang Haizhong Heat Resource Co., Ltd. ("Haizhong Heat")

We have entered into an agreement with Haizhong Heat, which is an unrelated third-party municipal heat supplier in Shenyang. Haizhong Heat was founded in 2007 when it was partially spun-out of Haizhong Boiler, which retains a majority equity interest in Haizhong Heat. Haizhong Heat has signed an exclusive agreement with the Shenyang municipal government to provide heat to local businesses, residential buildings and hospitals within an area of 1,200 hectares. We are the exclusive CWSF supplier to Haizhong Heat. The current area serviced by Haizhong Heat is 4 million square meters, which requires approximately 300,000 metric tons of CWSF on an annual basis. Haizhong Heat has stated its intention that the service area will be increased to 10 million square meters, requiring approximately 850,000 metric tons of CWSF annually by the end of 2012.

Haizhong Heat was our largest client in 2010. In 2010, Haizhong Heat accounted for approximately 85% of the production capacity in our Shenyang facility. We planned to increase our production capacity by 200,000 metric tons in Shenyang in order to keep up with the anticipated demand from Haizhong Heat’s agreement with the municipal government. Haizhong Heat delayed its expansion plans due to government's delay in the procedure of providing the land for Haizhong Heat’s expansion. As a result, we have been evaluating whether the demand for CWSF locally, other than from Haizhong Heat, is sufficient at this time to support the Company’s expansion plans to increase production capacity.

Qingdao Haizhong Enterprise Co., Ltd. ("Haizhong Boiler”)

Since 2008, through our subsidiary, Suo'ang New Energy, we acted as the exclusive sales agent for Haizhong Boiler, which is an unrelated third-party manufacturer of CWSF boilers in China, in Xi’an and Tongchuan in Shaanxi Province. This agreement expired according to its terms in February 2011. Revenues from sales of Haizhong made boilers represented less than one percent of our revenues. In July 2009, we entered into a nationwide strategic partnership agreement with Haizhong Boiler , pursuant to which Haizhong Boiler sells CWSF boilers, and in some markets operating heat supply plants, while we act as the exclusive supplier of the requisite CWSF.

Tongchuan government

We have entered into an agreement with Tongchuan City Investment and Development Co., Ltd. ("TCID") to develop and provide CWSF to a new heat supply company for the purpose of providing heating for the new district in Tongchuan. TCID expects that 15 new heat supply plants will need to be built to supply an area of approximately 16.4 million square meters. The plants are expected to be built and operational over five to seven years. The newly formed heat supply company will require an investment of $12.5 million by TCID, for which it will receive an 85% stake in the new company, and $2.2 million by Suo'ang New Energy, for which it will receive a 15% stake in the new company.

Sales, Marketing and Customer Development

As the CWSF industry develops, we constantly seek out opportunities to participate in energy-related tradeshows and government-sponsored events to promote CWSF as an alternative clean energy with our Company as a preferred supplier. A CWSF promotion center has been established at our Tongchuan plant, jointly with the local government, for the purpose of demonstrating and promoting CWSF and to enhance public knowledge and awareness of CWSF.

We conduct our sales efforts through direct sales by our own in-house sales personnel located in Xi'an and Shenyang. We sell our CWSF mainly to customers located within a radius of 200 kilometers of our production facilities. Our sales team places a strong emphasis on building long-term relationships with our customers by proactively seeking customer feedback. Our sales personnel regularly visit customers to obtain feedback on our performance and gather market information.

Research and Development

Our CWSF manufacturing technology was developed in-house by our research and development department. Our research and development team comprises 10 professionals, 7 of whom are internal and 3 of whom are external experts and consultants. Furthermore, we have entered into agreements with two local universities pursuant to which we will invest RMB 5 million in research projects over a term of 30 months and 36 months, respectively. The agreements, as amended, specify that we will have all intellectual property rights to the outcome of the research and development. We believe that our emphasis on research and development, innovation, and continuous product and process improvements will enable us to maintain and expand our leading position in the CWSF industry in China.

The primary focus of our research and development initiatives has been to decrease our CWSF's particle size, which can result in higher efficiency fuel with a broader range of applications. Furthermore, our research and development efforts have generated technological improvements that have been instrumental in lowering our production costs and increasing operational efficiency. We are currently developing new specialties of CWSF products and we have also conducted research on and implemented new CWSF production methods by adopting new chemical additives.

Personnel and Staff

Our senior management team and key operating personnel have the management skills, relevant operating experience and industry knowledge that we believe are required to succeed in the CWSF industry. We believe our management team's in-depth knowledge and deep industry relationships within the CWSF market in China will enable us to execute our expansion strategy and to take advantage of market opportunities.

We had 166 employees as of December 31, 2010. From time to time, we employ third-party research and development consultants. We have never experienced any significant labor disputes and consider our relationship with our employees to be good. We expect that our staffing needs will expand as we continue to expand our production capacity. The following table shows a breakdown of our employees by function and geography as of December 31, 2010:

	Tongchuan facility	Shenyang facility	Xi'an head office	Guangdong facility	Total
Management	3	2	7	2	14
Sales and marketing	9	3			12
Technical staff	7	4		2	13
General and administrative	11	10	13	7	41
Manufacturing	56	30			86
Total	86	49	20	11	166

Insurance

We provide social security insurance including pension insurance, unemployment insurance, work related injury insurance and medical insurance for our employees. Although we currently maintain fire, casualty and property insurance covering our two production lines in Shenyang and three production lines in Tongchuan, we do not maintain any business interruption insurance or any third party liability insurance to cover claims related to personal injury, property or environmental damage arising from accidents on our properties.

Intellectual Property

Currently, the only trademark we use for our business is   , which is registered in the PRC under Suo'ang BST. We have filed the requisite documentation for the transfer and assignment of the trademark with the appropriate governmental authority and are waiting to receive approval.

Environmental Matters

The Environmental Protection Law of the PRC governs us and our CWSF products. The Environmental Protection Law, promulgated by the National People's Congress on December 26, 1989, is the primary law for environmental protection in China. The law establishes basic principles for coordinated advancement of economic growth, social progress and environmental protection, and defines the rights and duties of governments at all levels. Local environmental protection bureaus may set stricter local standards than the national standards and enterprises are required to comply with the stricter of the two sets of standards. The Environmental Protection Law requires any entity operating a facility that produces pollutants or other hazards to incorporate environmental protection measures into its operations and to establish an environmental protection responsibility system, which must adopt effective measures to control and properly dispose of waste gases, waste water, waste residue, dust or other waste materials. We endeavor to ensure the safe and lawful operation of our facilities in manufacturing and distribution of CWSF and, except as set forth under "Risk Factors—We may be subject to warnings, payment of damages and fines if we violate the Environmental Protection Law," believe we are in compliance in all material respects with applicable PRC laws and regulations. All of our products meet the relevant environmental requirements under PRC laws and we have not been subject to any material fines or legal action involving non-compliance with any relevant environmental regulation, nor are we aware of any threatened or pending action, including by any environmental regulatory authority.

ITEM 1A.   RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should consider carefully the specific risk factors described below in addition to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes included elsewhere in the report, before making a decision to invest in our common stock. If any of these risks actually occurs, our business, financial condition, results of operations or prospects could be materially and adversely affected. This could cause the trading price of our common stock to decline and a loss of all or part of your investment.

Risks Associated With Our Business

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a relatively limited operating history. We commenced operations of our CWSF business in 2007. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the coal products and alternative energy industries in China. Our limited history for producing CWSF may not serve as an adequate basis to judge our future prospects and results of operations. Our operations are subject to all of the risks, challenges, complications and delays frequently encountered in connection with the operation of any new business, as well as those risks that are specific to the CWSF industry. Investors should evaluate us in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products and technologies. Despite our best efforts, we may never overcome these obstacles.

If we require additional financing to execute our business plan, we may not be able to find such financing on satisfactory terms or at all.

Income generated from our business may not be adequate to support the expansion of our business. We may still need substantial additional funds to build new production facilities, maintain and expand existing facilities, pursue research and development activities, obtain necessary regulatory approvals and market our business. While we may seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources, there are no assurances that future funding will be available on favorable terms or at all. If additional funding is not obtained, we may need to reduce, defer or cancel any planned expansion, including overhead expenditures, to the extent necessary. Furthermore, the failure to fund our capital requirements as they arise would have a material adverse effect on our business, financial condition and results of operations.

Our business and results of operations are dependent on the PRC coal markets, which may be cyclical.

As our revenue is substantially derived from the sale of CWSF, our business and operating results are substantially dependent on the domestic supply of coal, especially washed coal. The PRC coal market is cyclical and exhibits fluctuation in supply and demand from year to year and is subject to numerous factors beyond our control, including, but not limited to, economic conditions in the PRC, global economic conditions, and fluctuations in industries with high demand for coal, such as the utilities and steel industries. Fluctuations in supply and demand for coal affects coal prices which, in turn, may have an adverse effect on our operating and financial performance. The demand for coal is primarily affected by overall economic development and the demand for coal from the electricity generation, steel and construction industries. The supply of coal, on the other hand, is primarily affected by the geographic location of the coal supplies, the volume of coal produced by domestic and international coal suppliers, and the quality and price of competing sources of coal. Alternative fuels such as natural gas and oil, alternative energy sources such as hydroelectric power and nuclear power, and international shipping costs also impact the market demand for coal. Excess demand for coal may increase coal prices, which would have an adverse effect on our cost of goods sold which would, in turn, cause a short-term decline in our profitability if we are unable to increase the price of our CWSF to our customers. Local government may regulate residential winter heating price and thus causing our residential heating customers not be able to bear high CWSF price. As a result, we may not be able to increase our CWSF price in response to increased coal price or, we may have to decrease our CWSF price when we renew contracts with such customers. As a result, we may not able to keep our gross margin.

The consumption of CWSF is seasonal in nature, and we may experience fluctuation in our sales of CWSF over the course of the year.

The demand for CWSF from residential heating customers tends to be seasonal in nature, with peak demand occurring between the months of October through March, which are the peak heating periods in the markets which the Company currently serves. Demand for CWSF during peak periods is approximately 30% to 40% higher than during non-peak periods. Demand for CWSF from industrial customers tends to be fairly stable throughout the year, as their application of CWSF is often unrelated to heating. We may experience fluctuations in our sales of CWSF over the course of the year if the demand for CWSF from residential heating customers decreases due to unexpected warmer temperatures during the winter months.

We place significant reliance on one major supplier and the loss of such supplier could have a material adverse effect on our operations.

We are dependent upon our relationships with local third parties for our supply of coal. Two to four suppliers provided 100% of the coal we used to produce CWSF in 2008, 2009 and 2010 and our two largest suppliers provided 35.9% and 31.65% of coal in 2010, respectively. While we expect to increase the number of suppliers we use as our business expands, if any of these suppliers, and in particular our largest supplier, terminate their supply relationship with us, we may be unable to procure sufficient amounts of coal to fulfill our demand. If we are unable to obtain adequate quantities of coal to meet the demand for our CWSF product, our customers could seek to purchase products from other suppliers, which could have a material adverse effect on our revenue.

In the past, we have derived a significant portion of our sales from a few large customers. If we were to lose any such customers, our business, operating results and financial condition could be materially and adversely affected.

Historically, our customer base has been highly concentrated. As of December 31, 2010 we had a total of 43 customers, 38 of which were located in Shaanxi Province, and 5 of which were located in Liaoning Province. In 2008, 2009 and 2010, our five largest customers contributed 57%, 37% and 49.6% of our total revenue, respectively, while our largest customer contributed 14%, 14% and 37.7% of our total revenue, respectively. Our customers are still relatively concentrated, and any adverse developments to any one of their business operations and demand for CWSF could have an adverse impact on our business, operating results and financial condition.

Our business and prospects will be adversely affected if we are not able to compete effectively.

We face competition in all areas of our business. While we have no direct competitor for CWSF in our largest market in Shaanxi Province, there are other CWSF producers in other areas of China that may look to expand their business into our markets. Additionally, we must compete against producers of other forms of energy such as coal, natural gas and oil, which may have broader market acceptance. We expect to enter the South China market in Guangdong Province and Nanning City located in Guangxi Province. We may be required to compete with other CWSF producers operating in these regions who may have greater financial, marketing, distribution and technological resources than we have, and more well-known brand names in the marketplace. If we are unable to compete effectively against our competitors, it may have a material adverse impact on our expansion plans and on our results of operations.

We depend on our key executives, and our business and growth may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our key executives. In particular, we are highly dependent upon Mr. Baowen Ren, our chairman and chief executive officer, who has established relationships within the CWSF industry, Mr. Peng Zhou, a member of our board of directors, and Ms. Wen (Wendy) Fu, our chief financial officer. If we lose the services of these executives, we may not be able to replace them readily, if at all, with suitable or qualified candidates, and may incur additional expenses to recruit and retain qualified candidates with industry experience similar to our current key executives, which could severely disrupt our business and growth. In addition, if any of our key executives joins a competitor or forms a competing company, we may lose some of our suppliers or customers. Furthermore, as we expect to continue to expand our operations and develop new products, we will need to continue attracting and retaining experienced management and key research and development personnel.

We face competition from other companies, universities, public and private research institutions, government entities and other organizations. Competition for qualified candidates for executive positions could cause us to offer higher compensation and other benefits in order to attract and retain them, which could have a material adverse effect on our financial condition and results of operations. We may also be unable to attract or retain the personnel necessary to achieve our business objectives, and any failure in this regard could severely disrupt our business and growth.

Our business will suffer if we cannot obtain, maintain or renew necessary licenses.

All PRC enterprises in the coal trading industry are required to obtain from various PRC governmental authorities certain licenses, including, without limitation, a Certificate of Coal Business and a business license. On July 5, 2010, we received the Certificate of Coal Business for Suo'ang New Energy, and on July 15, 2010, we received the Certificate of Coal Business for Shenyang Energy, both of which expire in 2013. Any failure to timely renew the required Certificates of Coal Business prior to expiration may subject us to various penalties, such as fines up to five times the illegal profits, confiscation of profits, or we may be required to cease our business operations.

These licenses are subject to periodic renewal and/or reassessment by the relevant PRC government authorities and the standards of compliance required in relation thereto may from time to time be subject to change. We have such permits and licenses, however, we cannot be certain that we can obtain, maintain or renew the permits and licenses or in the future, accomplish the reassessment of such permits and licenses in a timely manner. Any changes in compliance standards, or any new laws or regulations may prohibit or render it more restrictive for us to conduct our business or increase our compliance costs, which may adversely affect our operations or profitability. Any failure by us to obtain, maintain or renew the licenses, permits and approvals, may have a material adverse effect on the operation of our business. In addition, we may not be able to carry on business without such permits and licenses being obtained, renewed and/or reassessed.

We may suffer losses resulting from industry-related accidents and lack of insurance.

Our manufacturing facilities may be affected by water, gas, fire or structural problems. As a result, we, like other coal-based products companies, may experience accidents that could cause property damage and personal injuries. Although we have implemented safety measures for our production facilities and provided on-the-job training for our employees, there can be no assurance that accidents will not occur in the future. Additionally, the risk of accidental contamination or injury from handling and disposing of our product cannot be completely eliminated. In the event of an accident, we could be held liable for resulting damages.

Although we currently maintain fire, casualty and property insurance covering our two production lines in Shenyang and three production lines in Tongchuan, we do not maintain any business interruption insurance or any third party liability insurance to cover claims related to personal injury, property or environmental damage arising from accidents on our properties, other than third party liability insurance with respect to vehicles. Any uninsured losses and liabilities incurred by us could exceed our resources and have a material adverse effect on our financial condition and results of operations.

Competitors may develop and market products that are less expensive, more effective or safer, making CWSF obsolete or uncompetitive.

Some of our competitors and potential competitors may have greater product development capabilities and financial, scientific, marketing and human resources than we do. Technological competition from other alternative energy companies is intense and is expected to increase. Other companies have developed technologies that could be the basis for competitive products. Some of these products may be more effective and less costly than CWSF. Over time, CWSF may become obsolete or uncompetitive, which would have a material adverse effect on our business and results of operations.

The revenue of our business may be adversely effected if power generators switch to sources of fuel with lower carbon dioxide emissions.

China is a signatory to the 1992 United Nations Framework Convention on Climate Change and the 1997 Kyoto Protocol, which are intended to limit emissions of greenhouse gases. Efforts to control greenhouse gas emission in China could result in reduced use of coal if power generators switch to sources of fuel with lower carbon dioxide emissions, which in turn could reduce the revenue of our business and have a material adverse effect on our results of operations.

The commercial success of CWSF depends on the degree of its market acceptance among industrial and residential heating customers and if CWSF does not attain wide market acceptance, our operations and profitability could be adversely affected.

Despite the central government's push for clean-coal technology and the support for CWSF amongst a number of municipal governments, CWSF ultimately may not gain wide market acceptance in the PRC. The degree of market acceptance of any product depends on a number of factors, including establishment and demonstration of its efficacy and safety, cost-effectiveness, advantages over alternative products, and marketing and distribution support for the product. Currently, there is limited information regarding these factors in connection with CWSF or competitive products. We believe that our customers need to continue to purchase and install CWSF boilers in order to give us the ability to market our CWSF products more broadly.

The market for CWSF is emerging and rapidly evolving, and its future success remains uncertain. If CWSF is not suitable for widespread adoption or sufficient demand for CWSF does not develop or takes longer to develop than we anticipate, our sales would not significantly increase and we may be unable to sustain profitability. In addition, demand for CWSF in the markets and geographic regions where we operate may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of CWSF and demand for our products, including:

• cost-effectiveness of CWSF as compared with conventional and other alternative energy products and technologies;

• performance and reliability of CWSF as compared with conventional and other alternative energy products and technologies;

• fluctuations in capital expenditures by customers in the installation of CWSF boilers; and

• availability of government subsidies and incentives for customers.

Furthermore, to establish wide market acceptance of CWSF, we will require a marketing and sales force with appropriate technical expertise and supporting distribution capabilities, as well as continuing governmental support for the use of CWSF. We may not be able to establish sales, marketing and distribution capabilities or enter into arrangements with third parties on acceptable terms, and our ability to influence governmental support is limited. If CWSF does not gain wide market acceptance, our ability to continue to grow may be limited.

If we were unsuccessful in defending a product liability claim, we could face substantial liabilities that may exceed our resources.

We may be held liable if our product causes injury or is found unsuitable during product testing, manufacturing, marketing, sale or use. We currently do not have product liability insurance. If we choose to obtain product liability insurance but cannot obtain sufficient coverage at an acceptable cost or otherwise protect against potential product liability claims, the commercialization of our product may be prevented or inhibited. If we are sued for any injury caused by our product, our liability could exceed our total assets. In addition, successful product liability claims against us may materially disrupt the conduct of our business.

The downturn in the global economy may slow domestic growth in China, which, in turn, may affect our business.

China may not be able to maintain its recent growth rates mainly due to the decreased demand for China's exported goods in countries experiencing recessions. As we do not presently export any of our products, our earnings may become unstable if China's domestic growth slows significantly and the domestic demand for energy declines.

We are exposed to various types of market risks, including changes in foreign exchange rates, commodity prices and inflation in the normal course of business.

We are subject to risks resulting from fluctuations in interest rates on our bank balances. A substantial portion of our cash is held in China in interest bearing bank deposits and is denominated in RMB. To the extent that we may need to raise debt financing in the future, upward fluctuations in interest rates will increase the cost of new debt. We do not currently use any derivative instruments to manage our interest rate risk.

Certain raw materials used by us are subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. The primary purpose of our commodity price management activities is to manage the volatility associated with purchases of commodities in the normal course of business. We do not speculate on commodity prices. We are primarily exposed to price risk related to our purchase of coal used in manufacturing products. We purchase most of our raw materials at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating raw material prices. Our raw material price risk increases in the short term if we are unable to increase the price of CWSF. We did not have any commodity price derivatives or hedging arrangements outstanding at December 31, 2010.

We carry out all of our transactions in Renminbi. Therefore, we have limited exposure to foreign exchange fluctuations. A substantial portion of our cash is held in China in interest bearing bank deposits and is denominated in RMB. The Renminbi is not a freely convertible currency. The PRC government may take actions that could cause future exchange rates to vary significantly from current or historical exchange rates. Fluctuations in exchange rates may adversely affect the value of any dividends we declare.

In recent years, China has not experienced significant inflation or deflation and thus inflation and deflation have not had a significant effect on our business during the past three years. According to the National Bureau of Statistics of China, the inflation rate as measured by the consumer price index in China was 4.6% and 1.9% in 2010 and 2009, respectively.

We were late in filing tax returns and information reports as required under U.S. laws, and may ultimately be held liable for significant taxes, interest and penalties.

We were late in filing our (1) U.S. federal income tax returns for our taxable years ended September 30, 2007 and 2008, including, without limitation, information returns on Internal Revenue Service ("IRS") Form 5471, Information Return of U.S. Persons With Respect to Certain Foreign Corporations, and (2) information reports for the years ended December 31, 2006, 2007 and 2008 concerning our interests in foreign bank accounts on TD F 90-22.1, Report of Foreign Bank and Financial Accounts ("FBARs"). Late filings of the IRS Forms 5471 subjects us to civil penalties of $10,000 for each of our three foreign subsidiaries with respect to each of the taxable years at issue (for an aggregate of $60,000). In addition, we are subject to civil penalties for the untimely filing of the FBARs of at least $10,000 for each of our five foreign bank accounts over the three year period at issue (for an aggregate of $50,000). Although we do not believe that our failure to timely file the FBARs was "willful," if the IRS were to prove that our failure to file an FBAR was "willful," we ultimately could be held liable for a civil penalty for each such failure equal to the greater of $100,000 or 50% of the balance in the unreported foreign bank account. During the years at issue, our total foreign bank account balances have been as high as about $5.8 million. We have provided an accrual for what we believe would be the potential liabilities for the untimely filing of the IRS Forms 5471 and the FBARs in our financial statements for our year ended December 31, 2009. However, as indicated above, these potential liabilities could be substantially greater than the amounts we have accrued.

In addition, because we did not generate any income in the United States or otherwise have any U.S. taxable income, we do not believe that we owe U.S. federal income taxes for the taxable years ended September 30, 2007 and 2008, or in respect to any transactions that we or any of our subsidiaries may have engaged in through our financial year end December 31, 2010. However, there can be no assurance that the IRS will agree with this position, and therefore we ultimately could be held liable for U.S. federal income taxes, interest and penalties.

Risks Related to the Alternative Energy Industry

A drop in the retail price of conventional energy or other alternative energy may have a negative effect on our business.

A customer's decision to purchase CWSF will be primarily driven by the return on investment resulting from the energy savings from CWSF over time. Any fluctuations in economic and market conditions that impact the viability of conventional and other alternative energy sources, such as decreases in the prices of oil and other fossil fuels could cause the demand for CWSF to decline and have a material adverse effect on our business and results of operations. Although we believe that current levels of retail energy prices support a reasonable return on investment for CWSF, there can be no assurance that future retail pricing of conventional energy and other alternative energies will remain at such levels.

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

Risks Related to Doing Business in China

Our business operations are conducted entirely in the PRC. Because China's economy and its laws, regulations and policies are different from those typically found in western countries and are continually changing, we face risks specific to operating in China, including those summarized below.

Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could materially and adversely affect our business.

All of our operations are conducted in China and all of our sales are made in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most western countries in many respects, including:

• the amount of government involvement;

• the level of development;

• the growth rate;

• the control of foreign exchange; and

• the government's role in allocating resources.

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

The PRC economy has been transitioning from a planned economy to a more market-oriented economy and is expected to continue to reform its economic system. Many of the reforms are unprecedented or experimental, and are expected to be refined and improved. Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the PRC government could materially and adversely affect our business. The PRC government also exercises significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the PRC government to slow the pace of growth of the PRC economy could result in decreased capital expenditure by energy users, which in turn could reduce demand for our products.

Other political, economic and social factors can also lead to further readjustment of reform measures, which may not always have a positive effect on our operations. Any adverse change in the economic conditions or government policies in China, such as changes in laws and regulations (or the interpretation thereof), imposition of additional restrictions on currency conversion could have a material adverse effect on the overall economic growth and the level of energy investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business and prospects.

The PRC economic cycle may negatively impact our operating results.

The rapid growth of the PRC economy before 2008 generally led to higher levels of inflation. The PRC economy has more recently experienced a slowing of its growth rate. A number of factors have contributed to this slow-down, including appreciation of RMB, the currency of China, which has adversely affected China's exports. In addition, the slow-down has been exacerbated by the recent global crisis in the financial services and credit markets, which has resulted in significant volatility and dislocation in the global capital markets. It is uncertain how long the global crisis in the financial services and credit markets will continue and the significance of the adverse impact it may have on the global economy in general, or the Chinese economy in particular. Slowing economic growth in China could result in slowing growth and demand for our products which could reduce our revenue. In the event of a recovery in the PRC, renewed high growth levels may again lead to inflation. Government attempts to control inflation may adversely affect the business climate and growth of private enterprise. In addition, our profitability may be adversely affected if prices for our products rise at a rate that is insufficient to compensate for the rise in inflation.

Uncertainties with respect to the PRC legal system could adversely affect us.

Our operations in China are governed by PRC laws and regulations. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, many new laws and regulations covering general economic matters have been promulgated in the PRC. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. Even where adequate law exists, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of the PRC's judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of any such policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

The application of PRC laws regarding the regulation of monopolies may adversely affect us.

We have a nationwide strategic partnership agreement with Qingdao Haizhong Enterprise Co., Ltd. ("Haizhong Boiler"), a CWSF boiler manufacturer with an estimated 78% share of the national CWSF boiler market. According to Beijing Zhongjing Zhongheng Information and Consulting Center, Haizhong Boiler's market share was determined on December 30, 2009. In accordance with this partnership agreement, we and Haizhong Boiler have each agreed to recommend to our respective customers the other party's products during the course of selling our own products. Under the PRC Anti-monopoly Law promulgated on August 30, 2007 and effective as of August 1, 2008, business operators with a dominant market position are prohibited from certain behavior that abuses their dominant market position, including among other things, (i) limiting another party to the transaction to trade exclusively with them or with their designated business operators without justification and (ii) implementing tie-in sales without justification, or imposing other supplementary unreasonable trading conditions in the transaction. If our strategic partnership agreement with Haizhong Boiler or the implementation of such agreement is deemed a violation of the anti-monopoly law, the anti-monopoly administration authority may order us to cease the conduct, confiscate our proceeds and impose a fine of 1% to 10% of the sales volume for the previous year. As a result, our business, results of operation and financial condition could be adversely affected.

The failure to comply with PRC regulations relating to mergers and acquisitions of domestic enterprises by offshore special purpose vehicles may subject us to severe fines or penalties and create other regulatory uncertainties regarding our corporate structure.

On August 8, 2006, the PRC Ministry of Commerce ("MOFCOM"), joined by the China Securities Regulatory Commission (the "CSRC"), the State-owned Assets Supervision and Administration Commission of the State Council (the "SASAC"), the State Administration of Taxation (the "SAT"), the State Administration for Industry and Commerce (the "SAIC"), and the State Administration of Foreign Exchange ("SAFE"), jointly promulgated regulations entitled the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the "M&A Rules"), which took effect as of September 8, 2006. This regulation, among other things, has certain provisions that require offshore special purpose vehicles ("SPVs") formed for the purpose of acquiring PRC domestic companies and controlled by PRC individuals, to obtain the approval of MOFCOM prior to engaging in such acquisitions and to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock market. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval.

The application of the M&A Rules with respect to our corporate structure and to this offering remains unclear, with no current consensus existing among leading PRC law firms regarding the scope and applicability of the M&A Rules. We believe that the MOFCOM and CSRC approvals under the M&A Rules were not required in the context of our share exchange transaction because at such time the share exchange was a foreign related transaction governed by foreign laws, not subject to the jurisdiction of PRC laws and regulations. However, we cannot be certain that the relevant PRC government agencies, including the CSRC and MOFCOM, would reach the same conclusion, and we cannot be certain that MOFCOM or the CSRC may deem that the transactions effected by the share exchange circumvented the M&A Rules, and other rules and notices, and that prior MOFCOM or CSRC approval is required for this offering. Further, we cannot rule out the possibility that the relevant PRC government agencies, including MOFCOM, would deem that the M&A Rules required us or our entities in China to obtain approval from MOFCOM or other PRC regulatory agencies in connection with (i) the equity transfer agreements, which were completed by and among Suoke Clean Energy, Peng Zhou and Suo'ang BST in November 2009, pursuant to which Suo'ang New Energy was acquired by Suoke Clean Energy and (ii) Hangson's control of Suo'ang New Energy during the period from June 2006 to September 2009 through contractual arrangements with Suo'ang BST and Peng Zhou's holding of a 20% equity interest in Suo'ang New Energy.

If the CSRC, MOFCOM, or another PRC regulatory agency subsequently determines that CSRC, MOFCOM or other approval was required for the share exchange transaction and/ or the acquisition of Suo'ang New Energy, or if prior CSRC approval for this offering is required and not obtained, we may face severe regulatory actions or other sanctions from MOFCOM, the CSRC or other PRC regulatory agencies. In such event, these regulatory agencies may impose fines or other penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from this offering into the PRC, restrict or prohibit payment or remittance of dividends to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to delay or cancel this offering, to restructure our current corporate structure, or to seek regulatory approvals that may be difficult or costly to obtain.

The M&A Rules, along with certain foreign exchange regulations discussed below, will be interpreted or implemented by the relevant government authorities in connection with our future offshore financings or acquisitions, and we cannot predict how they will affect our acquisition strategy. For example, our operating companies' ability to remit dividends to us, or to engage in foreign-currency-denominated borrowings, may be conditioned upon compliance with the SAFE registration requirements by such Chinese domestic residents, over whom we may have no control.

SAFE regulations relating to offshore investment activities by PRC residents may increase our administrative burdens and restrict our overseas and cross-border investment activity. If our shareholders and beneficial owners who are PRC residents fail to make any required applications, registrations and filings under such regulations, we may be unable to distribute profits and may become subject to liability under PRC laws.

SAFE has promulgated several regulations, including Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Oversea Special Purpose Vehicles, or "Circular No. 75," issued on October 21, 2005 and effective as of November 1, 2005 and certain implementation rules issued in recent years, requiring registrations with, and approvals from, PRC government authorities in connection with direct or indirect offshore investment activities by PRC residents and PRC corporate entities. These regulations apply to our shareholders and beneficial owners who are PRC residents, and may affect any offshore acquisitions that we make in the future.

SAFE Circular No. 75 requires PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an "offshore special purpose company." In addition, any PRC resident who is a direct or indirect shareholder of an offshore company is required to update his registration with the relevant SAFE branches, with respect to that offshore company, in connection with any material change involving an increase or decrease of capital, transfer or swap of shares, merger, division, equity or debt investment or creation of any security interest. Moreover, the PRC subsidiaries of that offshore company are required to coordinate and supervise the filing of SAFE registrations by the offshore company's shareholders who are PRC residents in a timely manner. If a PRC shareholder with a direct or indirect stake in an offshore parent company fails to make the required SAFE registration, the PRC subsidiaries of such offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries, and the offshore parent company may also be prohibited from injecting additional capital into its PRC subsidiaries. Furthermore, failure to comply with the various SAFE registration requirements described above may result in liability for the PRC shareholders and the PRC subsidiaries under PRC law for foreign exchange registration evasion.

Although we have requested our PRC shareholders and beneficial owners to complete the SAFE Circular No. 75 registration, we cannot be certain that all of our PRC resident beneficial owners will comply with the SAFE regulations. The failure or inability of our PRC shareholders and beneficial owners to receive any required approvals or make any required registrations may subject us to fines and legal sanctions, restrict our overseas or cross-border investment activities, prevent us from transferring the net proceeds of this offering or making other capital injection into our PRC subsidiaries, limit our PRC subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, as a result of which our acquisition strategy and business operations and our ability to distribute profits to you could be materially and adversely affected.

Under Operating Rules on the Foreign Exchange Administration of the Involvement of Domestic Individuals in the Employee Stock Ownership Plans and Share Option Schemes of Overseas Listed Companies, issued and effective as of March 28, 2007 by the State Administration of Foreign Exchange, or "SAFE" ("Circular No. 78"), PRC residents who are granted shares or share options by an overseas listed company according to its employee share option or share incentive plan are required to obtain approval from and register with the SAFE or its local branches and complete certain other procedures related to the share option or other share incentive plan through the PRC subsidiary of such overseas listed company or any other qualified PRC agent before such grants are made. We believe that all of our PRC employees who are granted share options are subject to SAFE No. 78. As of December 31, 2010, we had granted options to purchase up to 15,000 shares of common stock to two PRC residents. We have requested our PRC management, personnel, directors, employees and consultants who have been granted or are to be granted stock options to register them with local SAFE pursuant to Circular No. 78. However, we cannot assure you that each of these individuals has carried out or will carry out all the required procedures above. If we or our PRC option holders fail to comply with these regulations, we or our PRC option holders may be subject to fines and legal sanctions. Further, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for foreign exchange evasion and we may become subject to a more stringent review and approval process with respect to our foreign exchange activities.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Certain of our customers are PRC government entities and our dealings with them are likely to be considered to be with government officials for these purposes. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. We could suffer severe penalties if our employees or other agents were found to have engaged in such practices.

Under the PRC EIT Law, we and/or Wiscon may be classified as a "resident enterprise" of the PRC. Such classification could result in tax consequences to us, our non-PRC resident investors and/or Wiscon.

On March 16, 2007, the National People's Congress approved and promulgated a new tax law, the PRC Enterprise Income Tax Law (the "EIT Law") which took effect on January 1, 2008. Under the EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with "de facto management bodies" within China is considered a "resident enterprise," meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define "de facto management bodies" as a managing body that in practice exercises "substantial and overall management and control over the production and operations, personnel, accounting, and properties" of the enterprise; however, it remains unclear whether the PRC tax authorities would deem our de facto managing body as being located within China. Due to the short history of the EIT Law and lack of applicable legal precedents, the PRC tax authorities determine the PRC tax resident treatment of a foreign (non-PRC) company on a case-by-case basis.

If the PRC tax authorities determine that we and/or Wiscon are a "resident enterprise" for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we and/or Wiscon may be subject to the enterprise income tax at a rate of 25% on our and/or Wiscon's worldwide taxable income, in addition to our PRC enterprise income tax reporting obligations. Second, under the EIT Law and its implementing rules, dividends paid between "qualified resident enterprises" are exempt from enterprise income tax. As a result, if we and Wiscon are treated as PRC "qualified resident enterprises," all dividends from Suoke Clean Energy to us (through Wiscon) should be exempt from PRC tax.

If Wiscon were treated as a PRC "non-resident enterprise" under the EIT Law, then dividends that Wiscon receives from Suoke Clean Energy (assuming such dividends were considered sourced within the PRC) (i) may be subject to a 5% PRC withholding tax, provided that Wiscon owns more than 25% of the registered capital of Suoke Clean Energy continuously within 12 months immediately prior to obtaining such dividend from Suoke Clean Energy, and the Arrangement between the Mainland of China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income (the "PRC-Hong Kong Tax Treaty") were otherwise applicable, or (ii) if such treaty does not apply (i.e. because the PRC tax authorities may deem Wiscon to be a conduit not entitled to treaty benefits), may be subject to a 10% PRC withholding tax. Similarly, if we were treated as a PRC "non-resident enterprise" under the EIT Law and Wiscon were treated as a PRC "resident enterprise" under the EIT Law, then dividends that we receive from Wiscon (assuming such dividends were considered sourced within the PRC) may be subject to a 10% PRC withholding tax. Any such taxes on dividends could materially reduce the amount of dividends, if any, we could pay to our shareholders.

Finally, if we are determined to be a "resident enterprise" under the EIT law, this could result in a situation in which (i) a 10% PRC enterprise income tax is imposed on dividends we pay to our investors that are not tax residents of the PRC ("non-resident investors") and that are enterprises (but not individuals) and gains derived by them from transferring our common stock, or (ii) up to a 20% PRC individual income tax is imposed on dividends that we pay to our non-resident investors who are individuals and gains derived by them from transferring our common stock, in each case if such income or gain is considered PRC-sourced income by the relevant PRC authorities. In such event, we may be required to withhold the applicable PRC tax on any dividends paid to our non-resident investors. Our non-resident investors also may be responsible for paying the applicable PRC tax on any gains realized from the sale or transfer of our common stock in certain circumstances. We would not, however, have an obligation to withhold PRC tax with respect to such gain under the PRC tax laws.

The SAT released Circular Guoshuihan No. 698 ("Circular 698") on December 10, 2009, which reinforces the taxation of certain equity transfers by non-resident investors through overseas holding vehicles. Circular 698 addresses indirect equity transfers as well as other issues. Circular 698 is retroactively effective from January 1, 2008. According to Circular 698, where a non-resident investor who indirectly holds an equity interest in a PRC resident enterprise through a non-PRC offshore holding company indirectly transfers an equity interest in a PRC resident enterprise by selling the equity interest in the offshore holding company, and the latter is located in a country or jurisdiction where the actual tax burden is less than 12.5 percent or where the offshore income of its residents is not taxable, the non-resident investor is required to provide the PRC tax authority in charge of that PRC resident enterprise with certain relevant information within 30 days from the date of execution of the transfer agreements. The responsible tax authorities will evaluate the offshore transaction for tax purposes. In the event that the PRC tax authorities determine that such transfer is an abuse of forms of business organization and a reasonable commercial purpose for the offshore holding company other than the avoidance of PRC income tax liability is lacking, the PRC tax authorities will have the power to re-assess the nature of the equity transfer under the doctrine of substance over form. If the SAT's challenge of a transfer is successful, it may deny the existence of the offshore holding company that is used for tax planning purposes and subject the non-resident investor to PRC tax on the capital gain from such transfer. Since Circular 698 has a short history, there is uncertainty as to its application. We (or a non-resident investor) may become at risk of being taxed under Circular 698 and may be required to expend valuable resources to comply with Circular 698 or to establish that we (or such non-resident investor) should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations (or such non-resident investor's investment in us).

If any such PRC income tax applies to a non-resident investor, the non-resident investor may be entitled to a reduced rate of PRC tax under an applicable income tax treaty and/or a deduction for such PRC tax against such investor's domestic taxable income or a foreign tax credit in respect of such PRC tax against such investor's domestic income tax liability (subject to applicable conditions and limitations). Prospective investors should consult with their own tax advisors regarding the applicability of any such taxes, the effects of any applicable income tax treaties, and any available deductions or foreign tax credits.

For a further discussion of these issues, see the section captioned "PRC Income Tax Considerations."

The payment of dividends in the PRC is subject to limitations. We may not be able to pay dividends to our stockholders.

We conduct all of our business through our subsidiaries incorporated in the PRC. We rely on dividends paid by these consolidated subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities established in the PRC is subject to limitations. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in the PRC, subject to certain statutory procedural requirements. Each of our PRC subsidiaries, including wholly foreign owned enterprises, is also required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their general reserves or statutory reserve fund until the aggregate amount of such reserves reaches 50% of their respective registered capital. Our statutory reserves are not distributable as loans, advances or cash dividends. In addition, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us and our management.

All of the assets of Suoke Clean Energy, Suo'ang New Energy and Shenyang Energy are located in, and all of our executive officers and our directors reside within, China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers and directors who do not reside in the United States, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts. As a result, our public stockholders may have substantial difficulty in protecting their interests through actions against our management or directors that stockholders of a corporation with assets and management members located in the United States would not experience.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive all of our revenue in RMB. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entities to remit sufficient foreign currency to pay dividends or other payments to us. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, dividend payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

Since 1994, the conversion of RMB into foreign currencies, including Hong Kong and U.S. dollars, has been based on rates set by the People's Bank of China ("PBOC"), which are set daily based on the previous day's PRC interbank foreign exchange market rate and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RMB to U.S. dollars has generally been stable. On July 21, 2005, however, PBOC announced a reform of its exchange rate system. Under the reform, RMB is no longer effectively linked to U.S. dollars but instead is allowed to trade in a tight 0.3% band against a basket of foreign currencies.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs are mostly denominated in RMB. Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes.

We have not made statutory contributions to the public housing fund for our employees in accordance with applicable regulations, and this could subject us to fines and other penalties.

Although the PRC State Council has regulations governing a company's contribution to the public housing fund for its employees, we had not been expressly required by our local government authority in charge of this matter to make such contribution due to lack of implementing rules. In 2009, the Tongchuan Public Housing Fund Management Center, the local government department in charge of public housing fund matters, issued a notification which requires companies like us to make contributions to the local public housing fund for our employees. We are in the process of establishing a public housing fund account with the Tongchuan Public Housing Fund Management Center, and will begin to make statutory contributions for our employees to such account once it is open. However, we cannot assure you that the Tongchuan Public Housing Fund Management Center will not penalize us for non-compliance with the regulation promulgated by the State Council prior to 2010. If the relevant local public housing fund administrative centre takes any legal action against us for our non-compliance with such regulation, such as fines, or the requirement of making up contributions to the public housing fund for our employees, our financial conditions and results of operations may be adversely affected.

We currently operate our business in buildings we have constructed on land where we own or lease the land use right. Failure to have the legitimate and sustainable right to own or lease the buildings or the land use right could have a material adverse effect on our operations.

We own the land use right to a total of 43,956 square meters of land for our existing site in Tongchuan for a period of 50 years, expiring on December 8, 2057. However, we have not yet paid the required land grant fees and other taxes and fees. If we fail to pay the land grant fees and other requisite taxes and fees, the applicable land administration authority may rescind our land grant contract, ask for compensation for the violation of the contract, or revoke our Land Use Right Certificate. Any penalty or revocation of the Land Use Right Certificate could have a material adverse effect on our business, results of operation and financial condition.

For the operation of Suo'ang New Energy, on the land for which we lease the Land Use Right Certificate, we constructed a building according to our construction land use planning permit; however, we did not obtain other required construction project permits and other documents, including construction project planning permits, construction commencement permits and fire prevention design and inspection related documents. Upon completion of construction, we did not apply for the required inspection and acceptance examination of the building, and consequently, we did not obtain the Property Ownership Certificate. If we fail to obtain the required construction related permits and other documents, complete the inspection and acceptance examination of the building and obtain the Property Ownership Certificate, the applicable construction authority may impose a fine of up to 10% of the construction costs, or in limited circumstances, order the demolition of the building. Any penalty or request to demolish the building could have a material adverse effect on our business, results of operation and financial condition.

For the operation of the Shenyang Energy operation, we constructed our buildings on land on which we leased the land use right from a third party. We cannot be certain that the lessor has full power and authorization to lease the land use right to us. If our lessor has no legitimate power and authorization to lease the land use right to us, our lease of the land use right may be void. As a result, our business, results of operations and financial condition could be materially and adversely affected. In addition, as a lessee of the land use right, we are not entitled to apply for the construction related permits and documents, and consequently, we do not own the title of the buildings constructed on the leased land. On June 11, 2010, we entered into a Transfer Agreement with the lessor in connection with the CWSF Construction Project at the Shenyang site. Pursuant to the agreement, we have the contractual right to request the lessor to transfer ownership of buildings constructed by us on the site after the lessor obtains the Property Ownership Certificate from the Shenyang Property Administration Authority and Construction Administration Authority and we comply with all legal and regulatory requirements in obtaining the ownership of the buildings from the lessor. Although we have made requests to the lessor to obtain the required permits and certificate, lessor has not obtained the required construction related permits, nor the Property Ownership Certificate for the buildings. If our lessor fails to obtain these permits, certificates and other documents, the applicable construction authority may impose a fine of up to 10% of the construction costs, or in limited circumstances, order the demolition of the building. Any penalty or request to demolish the building could have a material adverse effect on our business, results of operation and financial condition.

In August 2010, through our subsidiary, Suoke Clean Energy, we entered into an agreement to purchase a land use right for approximately 5 acres of land and a production factory in Dongguan, Guandong Province. In addition, in September 2010, we entered into an agreement to purchase two production lines to be operated within the new Guangdong facility. With the addition of these new CWSF production lines, the Guangdong facility was completed and commenced production in January 2011 with capacity of 300,000 metric tons. In March 2011, we entered into an agreement to purchase another new CWSF production line with a capacity of 750,000 metric tons for Guangdong. We expect this new CWSF production line to be operational by August 2011. We expect to have an annual production capacity of 1,050,000 metric tons and is expected to expand our total annual production capacity to 1,900,000 metric tons by the end of 2011. We are in the process of taking the necessary steps to obtain a land use right certificate, which is required for us to obtain the rights to use the land and the title to the buildings. We are also in the process of registering business license of the facility. Failure to obtain the land use right certificate and business license could have a material adverse effect on our business, results of operation and financial condition.

Our principal executive and administrative offices are located in Xi'an City, Shaanxi Province, China, with approximately 233 square meters of office space. Through Suoke Clean Energy, we entered into a real property purchase agreement with Xi'an Shengrong Real Estate Co., Ltd., dated January 12, 2010 to purchase this office space, for a purchase price of RMB1,586,798 (approximately $230,000). Xi'an Shengrong Real Estate Co., Ltd. has been granted the land use right to the property on which the building is located until June 19, 2052. We have applied for a transfer of this office's title to Suoke Clean Energy, but the title transfer process has not yet been completed. As a result, Suoke Clean Energy is not a legal owner of this office until title to the office has been duly transferred to Suoke Clean Energy. As our registered address is not in Xi'an City, we are required to register as a branch office in Xi'an City. We have submitted to the local authorities an application for the establishment and registration as a branch office, however failure to have registered a branch office in Xi'an may subject us to a fine up to RMB 100,000 or we may even be ordered to close our offices in Xi'an. Any penalty or request to close offices could have an adverse effect on our business, results of operation and financial condition.

We currently have not paid sufficient social welfare insurance contributions on behalf of our employees. If we fail to settle unpaid social insurance, we may be subject to a penalty.

Under PRC law, our PRC subsidiaries are obligated to pay social welfare insurance contributions to a public fund on behalf of our employees, including pension, work-related injury insurance, unemployment insurance, medical insurance and maternity insurance, in accordance with the premium rates stipulated by the local PRC government. We are required, but have not yet, registered with and obtained the Social Security Registration Certificate for our PRC subsidiaries from the local labor and social security authority. Since the amount of social insurance due is based on actual payment of salary, our PRC subsidiaries may not adjust their payment of social insurance in a timely manner and may pay below the required premium rates. We intend to settle unpaid social insurance. If we fail to settle unpaid social insurance, an employee may terminate his or her labor contract without prior notice, we may be fined by the local government authorities, and we may be ordered by the local labor and social security authority to make up the unpaid social insurance within a prescribed time limit.

Risks Related to an Investment in Our Securities

The full exercise of our outstanding warrants could result in substantially depressing the prevailing market prices for our common stock.

The full exercise of outstanding warrants could result in the substantial dilution of our common stock in terms of a particular percentage ownership in the company as well as the book value of common stock. The sale of a large amount of common stock received upon the exercise of the warrants on the public market, or the perception that such sales could occur, could substantially depress the prevailing market prices for our common stock.

As of December 31, 2010, there were 3,149,582 warrants outstanding from the financings that closed in September 2008 and July 2009. In the event of the exercise of these warrants, a stockholder will suffer substantial dilution of his, her or its investment in terms of the percentage ownership in us as well as the book value of the shares of common stock held.

To date, we have not paid any cash dividends and no cash dividends are expected to be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We currently intend to retain all earnings for our operations.

Our common stock is thinly traded and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common stock has historically been sporadically or "thinly-traded" on the Over-the-Counter Bulletin Board, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and may be reluctant to follow a newer company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. On June 14, 2010, our common stock was listed on the NASDAQ Global Market. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop on the NASDAQ Global Market or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded "float" that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than that of a more seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common stock is sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large amount of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without an adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its current market price, or as to what effect the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation, which could result in substantial costs and liabilities and could divert management's attention and resources.

Our corporate actions are substantially controlled by our principal stockholders and affiliated entities.

Our management, directors and their affiliated entities own approximately 4,042,875 of our outstanding common stock, representing approximately 18.03% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

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

•actual or anticipated fluctuations in our quarterly operating results;

• changes in financial estimates by securities research analysts;

• conditions in alternative energy and coal-based product markets;

• changes in the economic performance or market valuations of other alternative energy and coal-based products companies;

• announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

• additions or departures of key personnel;

• intellectual property litigation; and

• general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We may need additional capital, and the sale of additional common stock or other equity securities could result in additional dilution to our stockholders.

We believe that our current cash and cash equivalents, net proceeds from this offering and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to our business expansion plans, changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell equity or debt securities or obtain a credit facility. The sale of equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may freely sell their shares after six months subject only to the current public information requirement (which disappears after one year). Affiliates may freely sell their shares after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of 23,452,270 shares of our common stock outstanding as of December 31, 2010, 13,747,268 shares are freely tradable without restriction. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, adopted rules requiring every public company to include a management report on such company's internal controls over financial reporting in its annual report, which contains management's assessment of the effectiveness of our internal controls over financial reporting. We reported certain material weaknesses involving control activities, specifically:

1.
Although we have hired additional accounting and operations personnel, we are still in the progress of developing proper financial reporting procedures and policies for (i) accounting for complex and non-routine transactions, (ii) closing our financial statements at the end of a period, (iii) disclosure requirements and processes for SEC reporting.

2.	As a small company, we do not have sufficient personnel to set up adequate review functions at each reporting level.

3.
As of December 31, 2010, we have not kept a complete set of ledgers of the parent. The parent company has no revenue and income and has been mainly functioning as a pass-through legal entity for financing subsidiary companies that are operating overseas. The parent company’s operations include accounting for equity, derivative and corporate transactions.

Our management has undertaken steps to address these issues, including the engagement of a new chief financial officer whom management believes has the requisite financial reporting experience, skills and knowledge to complement our existing personnel. Additionally, four independent directors now sit on our board of directors, including a member who is appropriately credentialed as a financial expert. The independent directors have been tasked to establish certain internal audit functions within our company, and we have also established audit and compensation committees comprised entirely of independent directors. We have also hired additional accounting and operational personnel and in April 2010, we engaged the Shanghai office of Ernst & Young as an outside consultant to assist with evaluating and improving our accounting system and working process (including internal audit and material transaction review and verification process) to strengthen the timeliness and efficiency of our disclosure and internal controls and procedures. However, there is no assurance that additional remedial measures will not be necessary, or that after the remediation our management will be able to conclude that our internal controls over our financial reporting are effective.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

In July 2006, we purchased a land use right for the property located in Tongchuan City's Yaozhou District where our CWSF plant is situated, and obtained the land use right certificate for this property in December 2007. The land use right allows us to lease this property for a period of fifty (50) years. In June 2007, the first phase of the plant became operational and CWSF production commenced in July 2007. In August 2009, we entered into a 10-year lease agreement for the land use right to a total of 7,400 square meters of land for the property located in Shenyang City's Dongling District, where our CWSF plant is situated.

In August 2010, through our subsidiary, Suoke Clean Energy, we entered into an agreement to purchase a land use right for approximately 5 acres of land and a production factory in Dongguan, Guandong Province.  We are in the process of taking the necessary steps to obtain a land use certificate, which is required for us to obtain the rights to use the land.

        The table below provides summary descriptions of the properties used for the Company's business operations as of December 31, 2010:

Property Location	Area (sq m)	Expiration Date	Purpose
Room 1502, Building D, Wangzou International City Building No. 3 Tangyuan Road Gaoxin District, Xi'an, Shaanxi Province, PRC	233	July 19, 2052	Company headquarters

Wangjiabian Village, Dongjiahe Town, Yaozhou District, Tongchuan Shaanxi Province, PRC	43,956	December 8, 2057	CWSF production plant and raw materials warehouse

Wenguantun, Qianjin Town, Dongling District, Shenyang, Liaoning Province, PRC	7,400	August 1, 2019	CWSF production plant and raw materials warehouse

ITEM 3.  LEGAL PROCEEDINGS

We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the NASDAQ Global Market under the symbol "SCEI" since June 14, 2010. From January 1, 2008 until May 7, 2010, our common stock was quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "SCLX." After we effectuated a 1-for-10 reverse split on May 7, 2010, our symbol changed to "SCLXD" for a period of 20 business days until June 7, 2010, and then resumed trading under the symbol "SCLX."

The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported by the NASDAQ Global Market and the OTCBB, as adjusted for the reverse stock split:

Quarter Ended	High	Low
2010:
First Quarter	$8.50	$3.70
Second Quarter	9.40	6.11
Third Quarter	6.35	5.08
Fourth Quarter	8.56	5.91
2009:
First Quarter	2.40	1.40
Second Quarter	4.50	1.60
Third Quarter	5.60	3.10
Fourth Quarter	6.80	4.10

Based upon information furnished by our transfer agent, as of March 30, 2011, we had 3,976 holders of record of our common stock. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 20010, we did not have any equity compensation plans in effect, although our board of directors may approve from time to time the issuance of equity compensation to our employees as additional compensation outside of an equity compensation plan.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our results of operations and financial condition for  the  fiscal years ended December 31, 2010 and 2009 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi (“RMB”) were translated into US Dollars (“USD”) at various pertinent dates and for pertinent periods.

Overview

Sino Clean Energy Inc. is a holding company that, through its wholly-owned PRC operating subsidiaries, based upon total third party sales revenue in China, is a leading producer and distributor of coal-water slurry fuel ("CWSF") in China. CWSF is a clean fuel that consists of fine coal particles suspended in water and mixed with chemical additives. Our CWSF products are mainly used to fuel boilers and furnaces to generate steam and heat for residential and industrial use. We sell our products in China and our customers include industrial, commercial, residential and government organizations. Our strong reputation in the CWSF industry in China, together with our established track record for consistently delivering high quality products in large quantities, has enabled us to expand our customer base since establishing commercial operations in 2007 to become the largest third-party CWSF producer in China, as measured by CWSF sales volumes for 2010. Third party CWSF producers do not include entities that produce CWSF in-house for their own consumption or, parties that import CWSF for sale.

Corporate Organization and History

Our current corporate structure is the result of a number of complex corporate restructurings through which we acquired control of our CWSF business in the PRC. We entered into this series of corporate restructurings in part because certain rules and regulations in the PRC restrict the ability of non-PRC companies that are controlled by PRC residents to acquire PRC companies.

We were originally incorporated in Texas as "Discount Mortgage Services, Inc." on July 11, 2000. In September 2001, we purchased Endo Networks, Inc., a Canadian software developer, and on November 5, 2001, changed our name to "Endo Networks, Inc." We re-domiciled to the State of Nevada on December 13, 2001.

On October 20, 2006 we consummated a share exchange transaction with Hangson, a British Virgin Islands company, the stockholders of Hangson and stockholders who held a majority of the shares of our common stock. We issued a total of 2,600,000 shares of our common stock to the Hangson stockholders and a consultant in the transaction, in exchange for 100% of the common stock of Hangson. As a result of the transaction we became engaged in the CWSF business in China, through the operations of Suo'ang BST and Suo'ang New Energy. On January 4, 2007, we changed our name from "Endo Networks, Inc." to "China West Coal Energy Inc.," and then on August 15, 2007, we changed to our present name, "Sino Clean Energy Inc." to better reflect the direction and business of the Company.

Hangson was a holding company that controlled Suo'ang BST and Suo'ang BST's 80%-owned subsidiary Suo'ang New Energy, through a series of contractual arrangements. The remaining 20% of Suo'ang New Energy was owned by Mr. Peng Zhou, a member of our board of directors and, at that time, the chief operating officer of Suo'ang BST. Suo'ang BST, through Suo'ang New Energy, commenced CWSF production in July 2007. Although Hangson was entitled to acquire the remaining 20% of Suo'ang New Energy from Mr. Zhou, Mr. Zhou remained as the record shareholder of Suo'ang New Energy.

In 2009, we effected a reorganization of our corporate structure in order to make Suo'ang New Energy a wholly-owned subsidiary (the "2009 Reorganization"), which included entering into a series of agreements transferring the contractual arrangements, through which Hangson controlled Suo'ang BST, to Suoke Clean Energy.

On September 15, 2009, Suo'ang BST and Hangson entered into a share transfer agreement with Suoke Clean Energy pursuant to which Suo'ang BST and Hangson agreed to transfer 100% of the equity interests in Suo'ang New Energy to Suoke Clean Energy. However, since Mr. Zhou still owned 20% of Suo'ang New Energy, on November 10, 2009, Suo'ang BST and Hangson entered into a subsequent share transfer agreement with Suoke Clean Energy to transfer 80% of Suo'ang New Energy's equity interests to Suoke Clean Energy and, Mr. Zhou, with Hangson's consent, entered into a share transfer agreement with Suoke Clean Energy to transfer the remaining 20% equity interest of Suo'ang New Energy. On November 12, 2009, Suo'ang New Energy received a new business license from the Tongchuan Administration for Industry and Commerce, which reflected that the acquisition of 100% of the equity of Suo'ang New Energy by Suoke Clean Energy had been completed. As a result we were able, through Suoke Clean Energy to own 100% of the equity interests of Suo'ang New Energy. On October 12, 2009, Suo'ang New Energy established a wholly-owned subsidiary to conduct the CWSF business in Shenyang, Liaoning Province.

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

Although the equity transfers in the PRC described above were approved by local governmental agencies, they were not approved by the PRC Ministry of Commerce ("MOFCOM") or the China Securities and Regulatory Commission (the "CSRC"). For a discussion of the risks and uncertainties arising from these PRC rules and regulations, see "Risk Factors—The failure to comply with PRC regulations relating to mergers and acquisitions of domestic enterprises by offshore special purpose vehicles may subject us to severe fines or penalties, and create other regulatory uncertainties regarding our corporate structure."

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

Revenue Recognition

Sales are recognized in when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.  Revenues are presented net of value added tax (“VAT”). In our revenue arrangements, physical delivery is the point in time when customer acceptance occurs since title and risk of loss are transferred to the customer.  No return allowance is made as products are not returnable upon acceptance by the customers.

Accounts receivable

Accounts receivables are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year. As of December 31, 2010 and 2009, accounts receivable were net of allowances of zero and zero, respectively.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a Monte-Carlo simulation option pricing models to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2010 as compared to fiscal year ended December 31, 2009

Revenues.  Our revenues are derived from our sales of CWSF.  For the year ended December 31, 2010, we had revenues of $106,273,785 as compared to revenues of $46,012,353 for the year ended December 31, 2009, an increase of 131%.  This significant increase is primarily attributable to the increased production from the 200,000 metric ton production line added in 2010 in Tongchuan, which led to an increase in sales to customers .The annual production capacity as of December 31, 2010 was 850,000 tons as compared to 650,000 tons as at December 31 2009. At December 31 , 2010 we had 43 customers under CWSF supply agreements totaling approximately 980,000 tons per year, as compared to 30 customers totaling approximately 600,000 tons of CWSF per year as at December 31 , 2009. Our sales and number of customers in the 2010 as compared to 2009 are indicative of the growing market acceptance of CWSF.

Cost of Goods Sold. Cost of goods sold, consisting of raw materials, direct labor and manufacturing overhead, were $64,444,862 for the year ended December 31, 2010, as compared to $28,922,846 for the year ended December 31, 2009, an increase of 123%. The large increase in cost of goods sold is in line with the increase in sales. Gross profit margin improved from 37% in 2009 to 39.27% in 2010 as a result of better pricing in CWSF . As a result of the new production line added in 2010, depreciation of plant and machinery for the year 2010 was $2,127,386 as compared to $1,504,559 in 2009 .

Selling Expenses. Selling expenses totaled $4,600,685 for the year ended December 31, 2010, as compared to $1,125,884 for the year ended December 31, 2009, an increase of 309% .  This increase is mainly in transportation cost which amounted to $ 4,530,881 due to the growth of our business in 2010.

General and Administrative Expenses. General and administrative expenses totaled $2,574,200 for the year ended December 31, 2010, as compared to $1,796,032 for the year ended December 31, 2009, an increase of approximately 43%.  This increase is primarily attributable to the expansion of our operating size .

Other Income (Expenses).  Other income consists primarily of rental income, interest income, cost of our private placement, changes in the fair value and extinguishment of certain derivative liabilities, and expenses related to the shares of common stock held by our Chief Executive Officer and placed in escrow in connection with our July, 2009 financing transaction (the “Escrowed Shares”).  For the year ended December 31, 2010, other income was $20,242,541, as compared to other expenses of $46,749,191 for the year ended December 31, 2009..  The increase in other income is primarily attributable to the gain on extinguishment of derivative liability of convertible notes and warrants of $28,404,181 and interest expense and finance costs of 10,464,567 related to the convertible notes converted in 2010.

Provision for Income taxes. For the years ended December 31, 2010 and 2009, our provision for income taxes was 6,891,173 and $2,243,008, respectively. The increase in income taxes reflects the increase in taxable income from our operations in China. For the years ended December 31, 2010 and 2009, our effective tax rate was 13% and 7%, respectively, of income (loss) before provision for income taxes. In 2010 and 2009, our effective tax rate was (decreased) increased by (12%) and 48%, respectively, due to expenses related to financing and derivatives that are classified as permanent differences. Additionally, in 2010 and 2009, our effective tax rate reduced by 6% and 3%, respectively, for certain tax holidays we enjoy in the PRC.

Net Income. We had net income of $48,005,406 for the year ended December 31, 2010, as compared to a net loss of $34,824,668 for the year ended December 31, 2009.  The increase in net income is primarily attributable to income from operation and other income from gain on extinguishment of derivative liability of convertible notes and warrants

Reconciliation of net income (loss) to adjusted earnings

The following table provides a reconciliation of net income (loss) to adjusted earnings
	2010	2009

Net income (loss)	$48,005,406	$(34,824,688)

Non-GAAP adjustments
Expense related to escrow shares	-	11,125,071
Gain on extinguishment of derivative liability	(28,404,181)	(7,046,556)
Change in fair value of derivative liabilities	(2,197,831)	12,770,113
Fair value of shares issued for bonus interest	1,864,701
Cost of private placement	-	24,977,114
Amortization of notes discount	8,601,975	3,942,185

Adjusted earnings	$27,870,070	$10,943,239

This table excludes from Net Income (loss) certain items related to the cost of escrow shares put in escrow by our chairman as a guarantee on the issuance of our convertible notes, the cost related to the issuance of our private placement (primarily related to the fair value of the derivatives created upon issuance related to the conversion feature of the notes and the fair value of the warrants issued to the convertible note holders), the change in fair value of these derivatives during the period as well as the extinguishment of a portion of the derivative upon conversion of the notes, and amortization of the valuation discount recorded as interest expense relating to these convertible notes and the fair value of shares issued for bonus interest. The Company believes that these non-GAAP financial measures are useful to investors because they exclude non-cash charges that our management excludes when it internally evaluates the performance of the Company’s business and makes operating decisions, including internal budgeting, and performance measurement, because these measures provide a consistent method of comparison to historical periods. Moreover, management believes these non-GAAP measures reflect the essential operating activities of Sino Clean Energy.  Accordingly, management excludes these items when making operational decisions. The Company believes that providing the non-GAAP measures that management uses to its investors is useful to investors for a number of reasons. The non-GAAP measures provide a consistent basis for investors to understand the Company’s financial performance in comparison to historical periods. In addition, it allows investors to evaluate the Company’s performance using the same methodology and information as that used by our management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment of which charges are excluded from the non-GAAP financial measure. However, our management compensates for these limitations by providing the relevant disclosure of the items excluded.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2010, we generated $26,218,124 from operating activities, as compared to $9,691,888 that we generated from operating activities for the year ended December 31, 2009.

For the year ended December 31, 2010, we used $21,477,472 in investing activities, as compared to $4,389,843 that we used in investing activities for the year ended December 31, 2009.  This increase of cash used in investing activities is mainly due to the increase in the prepayment of coal, related party loan to Suo’ang BST and payment of deposits for purchases of land, equipments and machinery for our new production lines in Guangdong facility.

For the year ended December 31, 2010, we generated $29,076,224 from financing activities, as compared to $9,082,787 that we generated financing activities during the year ended December 31, 2009. This increase is due mainly to proceeds from issuance of common stocks of 28,282,810 in 2010.

As of December 31, 2010, the Company had cash of $52,055,857.  Our total current assets were $77,816,049 and our total current liabilities were $19,498,961, which resulted in a net working capital of $58,317,088.

We had capital expenditure commitments outstanding as of December 31, 2010 in the amount of $68,837,389 in relation to the purchase of coal, land and machinery.

We believe that we have sufficient cash flow to meet our obligations on a timely basis in the foreseeable future.

Contractual Obligations

We have certain commitments that include future payments. We have presented below a summary in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

Payments Due by Period as of December 31, 2010

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years +
Contractual obligations:
Capital expenditure commitment	$3,882,000	3,882,000	-	-	-
Operating Leases	$304,329	35,466	70,932	70,932	126,999
Coal inventory purchase agreement	$64,651,060	64,651,060	-	-	-
Debt repayment and interest on debt (1)	$-	-	-	-	-
Total contractual obligations:	$68,837,389	68,568,526	70,932	70,932	126,999

Operating lease amounts include minimum lease payments under our non-cancelable operating leases for office premises and production plants.  The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

Capital commitments include purchase of land and machinery for our production of CWSF and commitment for TCID Joint Venture to providing heating for the new district in Tongchuan. .

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010, and have concluded that as of that date, our disclosure controls and procedures were not effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, subject to certain material weaknesses in our internal control over financial reporting discussed immediately below under the caption “Management’s Report on Internal Control over Financial Reporting”.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that evaluation, our management concluded that as of December 31, 2010, our internal control over financial reporting was not effective because of the material weaknesses described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the Company’s internal control over financial reporting as of December 31, 2010, our management concluded that our internal control over financial reporting was subject to the following material weaknesses:

1.
Although we hired Ernst & Young (China) Advisory Limited to provide consulting work on SOX 404 compliance, due to the workload of public offering in 2010, management has not completed the compliance work to improve internal control over financial reporting process.

2.	As a small company, we do not have sufficient personnel to set up adequate review function at each reporting level.

3.
As of December 31, 2010, we have not kept a complete set of ledgers of the parent company. The parent company has been mainly functioning as a pass-through legal entity for financing subsidiary companies that are operating overseas. The parent company’s operations include accounting for equity, derivative and corporate transactions.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  As a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Executive Officers and Directors

The following table sets forth information regarding the Company’s current executive officers and directors of the Company. The Board of Directors is comprised of only one class. Except as otherwise described below, all of the directors will serve until the next annual meeting of stockholders or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years, the specific experience, qualifications, attributes or skills that led to the conclusion that such person should serve as a director and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Directors and Executive Officers	Position/Title	Age

Baowen Ren	Chief Executive Officer and Chairman of the Board	41

Wen (Wendy) Fu	Chief Financial Officer	42

Hon Wan Chan	Vice President of Finance	49

Xueping Wang	Chief Technological Officer and Vice President of Sales	48

Peng Zhou	Director	42

Wenjie Zhang(1)(2)(3)	Independent Director	38

Albert Ching-Hwa Pu(1)(2)(3)	Independent Director	52

Gang Sheng(2)	Independent Director	37

Zhixin Jing(1)	Independent Director	51

(1)	Serves as a member of the Audit Committee.

(2)	Serves as a member of the Compensation Committee.

(3)	Serves as a member of the Nominating and Corporate Governance Committee.

The following is a summary of the biographical information of our executive officers and directors. Any gap in employment background of an individual indicates that the individual did not obtain work experience relevant to his or her role as an officer or director during such period.

Baowen Ren has served as our Chief Executive Officer and Chairman of the Board since October 2006. From January 2003 to December 2009, Mr. Ren served as the Chairman of the Board and Chief Executive Officer of Suo'ang BST. Mr. Baowen Ren, is a prominent figure in China's CWSF industry with over seven years' experience in CWSF research, development and sales. As a member of the China CWSF Research Center, the China Association of Environmental Protection Industry, and the China Association of Low-Carbon Economy, Mr. Ren is very familiar with China's clean energy policies, regulations, and directions, and the role that CWSF plays within China's clean coal technology plan. Since 2005, Mr. Ren has built the largest CWSF production base in northwest China. In 2008, Mr. Ren issued the paper "The Development of CWSF under the Movement of National Energy Conservation and Emission Reduction", which was adopted by the National CWSF Promotion Work Conference Paper Collection. Mr. Ren has received numerous accolades and acknowledgements for his achievements and success, including a designation as "Shaanxi Top 100 Entrepreneur". In 1992, Mr. Ren graduated from Shaanxi Normal University and received a B.A. degree Chinese Language and Literature.

Wen (Wendy) Fu has served as our Chief Financial Officer since February 2010. Prior to joining us, Ms. Fu served as the Chief Financial Officer of China Shenghuo Pharmaceutical Holdings Inc., a NYSE-AMEX listed company from September 2008 to August 2009. From August 2007 to March 2008, Ms. Fu served as VP-Finance of Shengdatech, Inc., a China based NASDAQ listed company and chemical manufacturer in China. From December 2005 to June 2007, Ms. Fu worked for Deloitte & Touche, LLP (USA), a globally recognized accounting firm, as a Senior Consultant. From May 1999 to May 2004, Ms. Fu served as Assistant Finance Controller at Wal-Mart China, a subsidiary of Wal-Mart Inc., a Fortune 500 company, listed on the NYSE. From 1997 to 1999, Ms. Fu was the Regional Finance Manager at Asia Pulp & Paper (APP) Co., Ltd., the second largest paper company in Asia, listed on the NYSE. In 1989, Ms. Fu graduated from the International Trade program at Wuhan Jianghan University, and in 2005 from the University of Austin, Texas and received a Masters degree in Professional Accounting. Ms. Fu has been a CPA since 2007.

Hon Wan Chan has served as our Vice President of Finance since February 2010. Prior to that, he served as our Chief Financial Officer from December 2008 to February 2010. Mr. Chan was a principal of CC Alliance CPA & Co from March 2008 to December 2008. He served as the Business Director for Texwood Group, from November 2006 to February 2008, overseeing the company's business administration, finance and accounting, and as an in-house accountant from April 2000 to June 2005. Mr. Chan was the Chief Financial Officer of South China Media Group from July 2005 to October 2006. In 1985, Mr. Chan graduated from Macquarie University in Australia and received a B.A. degree in Accounting, and he graduated from Hong Kong Polytechnic University and received a Masters degree in Accounting. He is an associate member of both The Institute of Chartered Accountants in Australia and The Hong Kong Institute of Certified Public Accountants.

Xueping Wang has served as our Chief Technology Officer and Vice President of Sales since October 2006. Ms. Wang has experience with large Chinese state owned enterprises and private companies, and from 1987 to 1999 she was the Vice President, Deputy General Manager and Chief Engineer of Xi'an Plastic Production Company. Ms. Wang began research in CWSF in December 2004, as part of the research and development team for Suo'ang BST, focusing on papermaking, black liquor, CWSF, sewage sludge and high efficiency desulfurization CWSF dispersants. In 1987, Ms. Wang graduated from Northwest University and received a B.S. degree in Organic Chemical Engineering, with a focus on technology research and applications management of polymer chemicals and coal chemicals.

Peng Zhou has served as a director on our Board since October 2006 and as Chief Operating Officer of Shenyang Energy since October 2009. He served as the General Manager of Suo'ang BST from January 2005 to December 15, 2009. From April 2000 to December 2004, Mr. Zhou served as the General Manger of Shaanxi Pengyuan Technology Co., Ltd. He was a credit analyst for the Hangzhong branch of the Industrial and Commercial Bank of China from September 1992 to February 1999. In 1992, Mr. Zhou graduated from Xi'an Jiao Tong University and received a B.A. degree in Statistics.

Wenjie Zhang has served as a director on our Board since October 2006. Since 2005, he has served as the General Manager of Hanzhong Huaxia Real Estate Co., Ltd. From January 2002 to 2005 Mr. Zhang was the Manager of Engineering Department of Hanzhong International Trade Co., Ltd. from January 2002 to December 2005. In 1995 Mr. Zhang graduated from the Xi'an Science Institution and received a B.A. degree in Administration, and in 1997 graduated from Shaanxi Hanzhong Business College and received a college diploma in Business and Trade.

Albert Ching-Hwa Pu has served as a director on our Board since November 2009. Mr. Pu has served as the Chief Financial Officer of China Integrated Energy Inc., (NASDAQ: CBEH), a U.S. publicly traded alternative energy company since February 2009. From February 2005 to January 2009, Mr. Pu was the Global Controller of Amphenol Corporation Industrial Operations, a division of Amphenol Corporation (NYSE: APH), a U.S. based multi-national manufacturing company specializing in interconnection systems, where he managed and directed finance teams in China and North America with respect to financial activities and policy implementations. In 1990, Mr. Pu graduated from the State University of New York, Institute of Technology and received a B.S. degree in Accounting. He is a New York State Certified Public Accountant.

Gang Sheng has served as a director on our Board since March 2011. Mr. Sheng is Vice President of SAIF Partners, a leading growth capital fund focused in China and India. Prior to joining SAIF Partners in March 2007, he was an associate director of Latitude Capital Group, a boutique investment banking firm based in Hong Kong and Beijing. Mr. Sheng has over 16 years of experience in providing corporate finance advisory services and investment management. He is a Certified Public Accountant in the PRC and holds a Bachelor degree in Economics in International Accounting from Renmin University and a Master degree in Business Administration from Beijing University, Guanghua School of Management. Since June 2009, Mr. Sheng has been the director of Yayi International Inc, a company listed on the OTC Bulletin Board.

Zhixin Jing has served as a director on our Board since March 2011. Mr. Jing is the General Manager of Shaanxi Branch of Lianhe Credit Management Co., Ltd. ("Lianhe"). Prior to joining Lianhe in 2010, he was an assistant to the Chairman of the board of directors of Jiaxin Group and financing advisor to Great Tang Dynasty Xi City Property Co., Ltd. Mr. Jing has over 18 years of experience in providing corporate finance, restructuring and audit advisory services. He holds a Bachelor degree in Accounting from Xi'an Jiaotong University.

Board Leadership Structure

The Board of Directors believes that Mr. Ren’s service as both Chairman of the Board and Chief Executive Officer is in the best interest of us and our stockholders. Mr. Ren possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing us and our business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances our ability to communicate our message and strategy clearly and consistently to our shareholders, employees, customers and suppliers.

Family Relationships

There are no family relationships between or among any of our current directors, executive officers or persons nominated or charged by us to become directors or executive officers. There are no family relationships among our officers and directors and the officers and directors of our direct and indirect subsidiaries.

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

Compliance with Section 16(a) of the Exchange Act

Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the year ended December 31, 2010, our directors and executive officers complied with Section 16(a) filing requirements applicable to them, except that:

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

Meetings of the Board of Directors and Committees

During the fiscal year ended December 31, 2010, the Board of Directors did not meet but took action by unanimous written consent four (4) times.   The Audit Committee did not meet but took action by unanimous written consent four (4) times.  The Compensation Committee and the Nominating and Corporate Governance Committee did not meet and did not take any action by unanimous written consent during the fiscal year ended December 31, 2010.  Each director is expected to attend meetings of our Board of Directors and meetings of committees of our Board of Directors of which he is a member, and to spend the time necessary to properly discharge his respective duties and responsibilities.

Board Committees

The Board of Directors has an audit committee, a nominating committee and a compensation committee. The Board created the three committees and adopted charters for all of such committees on December 15, 2008. We use the definition for independence set forth in Rule 5605(a)(2) of the NASDAQ Marketplace Rules to determine that we have a majority of the Board comprised of "independent" directors, and to determine that the committees of our Board are comprised of "independent" directors. Based on those standards, the Board has determined that Albert Ching-Hwa Pu, Wenjie Zhang, Gang Sheng and Zhixin Jing are independent directors, who make up a majority of the directors on our Board. Accordingly, all of the members of the Audit Committee are independent within the meaning of Nasdaq Listing Rule 5605(a)(2).

Nominating and Corporate Governance Committee

The purpose of the nominating and corporate governance committee is to assist the Board of Directors in identifying qualified individuals to become members of our Board of Directors, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. Each of Albert Ching-Hwa Pu and Wenjie Zhang are independent members of the nominating and corporate governance committee. The nominating and corporate governance committee operates under a written charter. Mr. Zhang is the Chairman of the nominating and corporate governance committee.

Compensation Committee

The compensation committee is responsible for overseeing and, as appropriate, making recommendations to the Board regarding the annual salaries and other compensation of the Company's executive officers and general employees and other policies, and for providing assistance and recommendations with respect to the compensation policies and practices of the Company. Each of Albert Ching-Hwa Pu Wenjie Zhang and Gang Sheng are independent members of the compensation committee. The compensation committee operates under a written charter. Mr. Zhang is the Chairman of the compensation committee.

Audit Committee

Our audit committee consists of Albert Ching-Hwa Pu, Wenjie Zhang and Zhixin Jing, each of whom is independent. The audit committee assists with Board oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor's qualifications and independence, and (iv) the performance of our internal audit function and independent auditor, and prepares the report that the SEC requires to be included in our annual proxy statement. The audit committee operates under a written charter. Mr. Pu is the Chairman of the audit committee.

The Board of Directors determined that Mr. Pu possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the NASDAQ Marketplace Rules and that he is an "audit committee financial expert" as defined by the rules and regulations of the SEC.

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

In the performance of this oversight function, the Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2010 with management, and has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committee, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed with the independent auditors the independent auditors’ independence; and based on the review and discussions referred above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for filing with the SEC.

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

Based upon the reports, review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Committee referred to above and in the Charter, the Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, be filed with the Securities and Exchange Commission.

THE AUDIT COMMITTEE

Albert Ching-Hwa Pu (Chairman)

Wenjie Zhang

Zhixin Jing

ITEM 11.  EXECUTIVE COMPENSATION

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

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned for years ended December 31, 2010 and 2009 by our Chief Executive Officer and Chief Financial Officer and each of our other three highest paid executives, whose total compensation exceeded $100,000 (if any) for the years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ( $)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ( $)	Total ($)
Baowen Ren,	2010	18,182							18,182
CEO	2009	17,518	-0-	-0-	-0-	-0-	-0-	-0-	17,518
Hon Wan Chan	2010	28,133							28,133
(2)	2009	26,277	-0-	-0-	-0-	-0-	-0-	-0-	26,277
Wendy Fu	2010	52,857							52,857
CFO(3)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)
Compensation for the years shown was paid in RMB which, for reporting purposes, has been converted to U.S. dollars at the conversion rate of 6.6RMB to one U.S. dollar for 2010, 6.85 RMB to one U.S. dollar for 2009.

(2)	Mr. Chan served as our CFO from December 15, 2008 to February 12, 2010.

(3)	Ms. Fu was appointed CFO on February 12, 2010.

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

Employment Agreement with Baowen Ren

On June 10, 2010, we entered into an employment agreement with Mr. Baowen Ren to serve as our Chief Executive Officer for a term of one year with an annualized compensation of RMB120,000 ($18,182). Mr. Ren is entitled to reimbursement of reasonable business expenses incurred in connection with his employment. We may terminate the employment agreement for cause or if Mr. Ren becomes disabled or dies. The employment agreement may also be terminated by us or Mr. Ren upon 30-day written notice. The employment agreement contains certain restrictive covenants applicable during his employment and thereafter preventing both competition with us and disclosure of our confidential information.

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

Employment Agreement with Wen (Wendy) Fu

On February 12, 2010, we entered into an employment agreement with Ms. Fu for a term of one year with a monthly salary of $5,000. Under the terms of the employment agreement, we also agreed to grant her an option to purchase shares of our common stock pursuant to a non-qualified stock option agreement. Ms. Fu was also entitled to reimbursement of reasonable business expenses incurred in connection with her employment. We may terminate the employment agreement for cause or if Ms. Fu becomes disabled or dies. The employment agreement may also be terminated by us or Ms. Fu upon a 30-day written notice. The employment agreement contains certain restrictive covenants applicable during her employment and thereafter preventing both competition with us and disclosure of our confidential information.

Concurrently with the employment agreement, we granted Ms. Fu an option to purchase up to 10,000 shares of the Company’s common stock pursuant to a non-qualified stock option agreement, at an exercise price equal to the last reported sale price per share in the over-the-counter market on the grant date. The option is exercisable for a period of two years from the grant date, unless Ms Fu.’s employment is terminated. If the termination arises from Ms. Fu’s disability or death, the option is exercisable for up to a period of 12 months following the disability or death; and if we terminate Ms. Fu’s employment for cause, the option is terminated immediately. For any other termination, the option is exercisable for up to 3 months following such termination. With respect to shares of common stock that Ms. Fu acquires from exercise of the option, the Company has a 30-day right of first refusal if Ms. Fu proposes to dispose them in any manner.

Outstanding Equity Awards at Fiscal Year-End

With the exception of Ms. Wendy Fu, our Chief Financial Officer, and Ming Li, assistant to the Chairman and CEO, Mr. Baowen Ren, there are no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of December 31, 2010.

Pursuant to the terms of Ms.Fu’s employment agreement, we granted Ms. Fu an option to purchase up to 10,000 shares of the Company’s common stock for a period of two years. The fair value of the option granted to Ms. Fu, $18,852, was charged to compensation at the grant date.

Pursuant to the terms of Mr.Li’s option agreement, we granted Mr.Li an option to purchase up to 5,000 shares of the Company’s common stock for a period of two years. The fair value of the option granted to Mr.Li, $16,000, was charged to compensation at the grant date.

Outstanding Equity Awards at Fiscal Year Ended

December 31, 2010

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Wendy Fu	10,000	0	0	$4.35	2/11/2012		–	–	–
Ming Li	5,000	0	0	5.70	8/23/2012

Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the year ended December 31, 2010.

DIRECTOR COMPENSATION TABLE
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Baowen Ren (1)	2010		-0-	-0-	-0-	-0-	-0-
Peng Zhou (1)	2010		-0-	-0-	-0-	-0-	-0-
Wenjie Zhang (1)	2010		-0-	-0-	-0-	-0-	-0-
Bennet Tchaikovsky (2)	2010	-0-	-0-	-0-	-0-	-0-	-0-
Zidong Cao (3)	2010	10,000	-0-	-0-	-0-	-0-	-0-
Albert China-Hwa Pu (4)	2010	39,000	-0-	-0-	-0-	-0-	-0-
Yong Li(5)	2010	29,250	-0-	-0-	-0-	-0-	-0-
Gang Sheng(6)	2010	-0-	-0-	-0-	-0-	-0-	-0-
Zhixin Jing(7)	2010	-0-	-0-	-0-	-0-	-0-	-0-

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

(3)
Dr. Cao was appointed to our board of directors effective December 15, 2008, and is entitled to receive annual compensation of $10,000 for his services rendered as a director, as well as member of the audit, compensation and nominating committees. Dr. Cao resigned from his position as a director of the Company and as a result ceased to be as a member of the Board's audit, compensation and nominating committee on March 14, 2011.

(4)
Mr. Pu was appointed to our board of directors effective November 24, 2009, and is entitled to receive annual compensation of $39,000for his services as a director, as well as a member of the audit, compensation and nominating committees.

(5)	Mr. Yong resigned as a member of the Board on November 16, 2010.

(6)
Mr. Sheng was appointed to our board of directors effective March 4, 2011, and is entitled to receive annual compensation of $30,000for his services as a director, as well as a member of the compensation committee.

(7)
Zhixin Jing was appointed to our board of directors effective March 7, 2011 and is entitled to receive annual compensation of $30,000 for his service as a director and a member of the Board's audit committee,

There were no stock or option awards issued to any directors and outstanding as of December 31, 2010.

Director Agreements

In connection with the appointments of Mr. Pu, Mr. Sheng and Mr. Jin to our board of directors, we entered into agreements with each of them as follows:

Pursuant to our agreement with Mr. Pu, in addition to his duties as a director, he will serve as the chairman of the audit committee and member of the compensation committee and nominating and corporate governance committee for annual cash compensation of $39,000 payable quarterly in equal installments. We also agreed to include Mr. Pu as an insured under our directors and officers insurance, and will reimburse Mr. Pu for reasonable expenses incurred in connection with the performance of duties as a director of the Company, including travel expenses.

Pursuant to our agreement with Mr. Sheng, in addition to his duties as a director, he will serve as a member of the compensation committee for annual cash compensation of $30,000 payable quarterly in equal installments. We also agreed to include Mr. Sheng as an insured under our directors and officers insurance, and will reimburse Mr. Sheng for reasonable expenses incurred in connection with the performance of duties as a director of the Company, including travel expenses.

Pursuant to our agreement with Mr. Jing, in addition to his duties as a director and a member of the Board's audit committee for annual cash compensation of $30,000 payable quarterly in equal installments. We also agreed to include Mr. Jing as an insured under our directors and officers insurance, and will reimburse Mr. Jing for reasonable expenses incurred in connection with the performance of duties as a director of the Company, including travel expenses.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our common stock beneficially owned on December 31, 2010, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of December 31, 2010 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. To the best of our knowledge, subject to community and martial property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Name and Address of Beneficial Owners (1)	Amount of Beneficial Ownership	Percent of Class

Baowen Ren, Director and Chief Executive Officer(2)	3,272,855	14.60%
Wen (Wendy) Fu, Chief Financial Officer (3)	10,000	*
Hon Wan Chan, Vice President of Finance	10,000	*
Peng Zhou, Director	750,000	3.37%
Wenjie Zhang, Director	20	*
Albert Ching-Hwa Pu, Director	-	-
Zhixin Jing, Director	-	-
Gang Sheng, Director	-	-
Investwide(4)	3,947,368	9.75%
Concentra Trust ITF Paragon Managed Accounts(5)	1,857,161	8.13%
Trillion Growth China LP(6)	1,563,737	6.86%
All officers and directors as a group (8 total)	4,042,875	18.03%

* less than 1%

(1)
Unless otherwise noted, the address for each of the named beneficial owners is: Room 1502, Building D, Wangzou International City Building, No. 3 Tangyuan Road, Gaoxin District, Xi'an, Shaanxi Province, People's Republic of China.

(2)	Consist of 157,895 shares of our common stock issuable upon the exercise of Series B Warrants beneficially owned by Mr. Ren.

(3)	Represents options to acquire 10,000 shares of common stock.

(4)
Consists of 280,702 shares of common stock and 197,368 shares of our common stock issuable upon the exercise of Series B Warrants held by Investwide LLC and 1,236,843 shares of our common stock and 526,316 shares of our common stock issuable upon the exercise of Series B Warrants held by Investwide Capital LLC. Mr. Yong Li is the Managing Director of Investwide LLC and Investwide Capital LLC and has voting and dispositive power over all shares held by these entities. The address of Investwide LLC and Investwide Capital LLC is 32 Broadway, Suite 1701, New York, New York 10004.

(5)
Consists of 1,264,450 shares of common stock and 592,711 shares of our common stock issuable upon the exercise of Series B Warrants. Paradigm Portfolio Management Corporation, as a portfolio manager of the stockholder, has voting and dispositive power over the shares held by Concentra Trust ITF Paradigm Managed Accounts, and claims such beneficial ownership. Kyle Kozuska is the President of Paradigm Portfolio Management Corporation. The address for Paradigm Portfolio Management Corporation is 300-110 21st Street E., Saskatoon, SK, CAN, S7K 0B6.

(6)
Consists of 1,034,965 shares of common stock and 528,772 shares of our common stock issuable upon the exercise of Series A Warrants and Series B Warrants. The limited partners of Trillion Growth China LP have voting and dispositive power over the shares held by the stockholder, and they can be deemed to beneficially own such shares. The address for Trillion Growth China LP is 10th Floor, Bankers Hall West Tower, Calgary, Alberta, T2P 5C5, Canada.

Compensation Committee Interlocks and Insider Participation

Members of our Compensation Committee of the Board of Directors were Albert China-Hwa Pu, Gang Sheng and Wenjie Zhang. No member of our Compensation Committee was, or has been, an officer or employee of the Company or any of our subsidiaries.

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

The Compensation Committee has reviewed and discussed the discussion and analysis of the Company’s compensation which appears above with management, and, based on such review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the above disclosure be included in this Annual Report on Form 10-K for the year ended December 31, 2010.

The members of the Compensation Committee are:

Wenjie Zhang, Chairman

Albert Ching-Hwa Pu

Gang Sheng

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2007, we have engaged in the following transactions with our directors, executive officers, holders of more than five percent of our voting securities, and affiliates of our directors, executive officers and five-percent stockholders.

Acquisition of Minority Interest

On June 30, 2008, we entered into a Securities Purchase Agreement with Mr. Peng Zhou, who is one of our directors and at that time was our Chief Operating Officer of Suo'ang BST, to acquire his 20% equity ownership interest in Suo'ang New Energy. Pursuant to the terms of our agreement with Mr. Zhou was to receive 750,000 shares of our common stock as consideration for the sale of the interest. Additionally, Mr. Zhou agreed to waive any and all rights he may have to any distributions and/or payments from Suo'ang New Energy beginning January 1, 2008. Suo'ang New Energy was 80% owned by Suo'ang BST, which was controlled by Hangson, through a series of contractual arrangements. 20% of Suo'ang New Energy was owned by Mr. Peng Zhou. Hangson was entitled to acquire the remaining 20% of Suo'ang New Energy from Mr. Zhou. However, the transfer was not completed, and although Mr. Zhou remained as the record shareholder of Suo'ang New Energy, he still received 750,000 shares of common stock as consideration for the agreement. On November 10, 2009, Suo'ang BST and Hangson entered into a subsequent share transfer agreement with Suoke Clean Energy to transfer 80% of Suo'ang New Energy's equity interests to Suoke Clean Energy and, Mr. Zhou, with Hangson's consent, entered into a share transfer agreement with Suoke Clean Energy to transfer the remaining 20% equity interest of Suo'ang New Energy.

Other than the above transactions, neither we, our subsidiaries or our former VIEs have entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons since January 1, 2007.

Loans by Related Parties

In 2008, Mr. Zhou and Mr. Ren loaned $395,049 and $70,000, respectively, to Suo'ang BST to facilitate its operations. Mr. Ren made additional loans in the amount of $3,466 in 2009. The loans were interest-free, unsecured and are due on demand. As of December 31, 2010, Mr. Zhou's loan had been repaid in full. As of December 31, 2010 amounts due to Mr. Ren were $48,457.

On December 29, 2010, the Company made a loan of RMB 70 million (US $ 10,307,912) to Suo’ang BST, which is a former consolidated variable interest entity of the Company.  The Company’s chairman and CEO, is also a shareholder, director, chairman and legal representative of Suo’ang BST.  The loan was due March 31, 2010.  On March 22, 2011, Suo’ang BST repaid the full amount of the principal with interest to the Company.

The purpose of the loan was to provide funds to be contributed to the registered capital to Suo’ang BST, so that such registered capital was paid up at the time of Suo’ang BST’s annual inspection.  The Company believed that it was in its best interest to loan the funds, for if Suo’ang BST did not have sufficient registered capital it would have failed such annual inspections.  The consequences of such failure include fines and the disqualification of all directors and officers of Suo’ang BST, including the Company’s chairman and CEO, from serving as a director or senior officer of any PRC company, which would have included the Company’s PRC operating subsidiaries, for a period of three years.  The Company believes the removal of the chairman and CEO from his positions with the Company would have had a significant adverse impact on the management and operations of the Company.  The Company believes this was for a valid business purpose. The Company has consulted with its legal counsel and audit committee and believes the transaction was appropriate.

Procedures for Approval of Related Party Transactions

Our board of directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Promoters and Certain Control Persons

On October 18, 2006, we entered into and consummated the share exchange under the Exchange Agreement. As a result of the share exchange, Hangson became our wholly owned subsidiary, and the shareholder of Hangson acquired 2,600,000 shares of our common stock, representing approximately 92% of our issued and outstanding common stock. Prior to the closing of the Exchange Agreement, on September 30, 2006, Peter Day, the Company's former CEO, President, CFO and sole director, purchased all of our assets and shares in Endo Networks, Inc., a corporation incorporated under the laws of Canada from us pursuant to an Asset and Share Purchase Agreement dated as of June 26, 2006. As consideration for all of the assets, and all of the shares of Endo Networks Inc., Mr. Day assumed all of our liabilities prior to the Share Exchange, except for certain excluded liabilities.

Director Independence

The Board has determined that Albert Ching-Hwa Pu, Wenjie Zhang and Gang Sheng are independent directors within the meaning of Nasdaq Listing Rule 5605(a)(2). Accordingly, all of the members of the Audit Committee are independent within the meaning of Nasdaq Listing Rule 5605(a)(2).

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

Audit Fees

The aggregate fees billed by Weinberg for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2010, was $384,115. The aggregate fees billed by Weinberg for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2009, was $262,890.

Audited-Related Fees

For the year ended December 31, 2010, there were no fees billed by Weinberg for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

For the year ended December 31, 2009, there were no fees billed by Weinberg for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

For the year ended December 31, 2010, the Company incurred 15,750 fees from Weinberg for services for tax compliance, tax advice and tax planning work.

For the year ended December 31, 2009, the Company incurred no fees from Weinberg for services for tax compliance, tax advice and tax planning work.

All Other Fees

For the year ended December 31, 2010 and December 31, 2009, there were no other fees billed by either AGCA for products and services outside of those fees disclosed above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

Pre-Approval Policies and Procedures of the Audit Committee

Our audit committee approves the engagement of our independent auditors and is also required to pre-approve all audit and non-audit services by the independent auditors as required by applicable law and the rules of any securities exchange upon which our securities may be listed.

ITEM 15   EXHIBITS

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

(3) Exhibits

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Share Exchange Agreement by and between Endo Networks, Inc. (“Endo”), the Majority Shareholders of Endo, Hangson Ltd. (“Hangson”) and the Shareholders of Hangson dated October 18, 2006 (1)
3.1	Articles of Incorporation of Endo Networks, Inc., a Nevada corporation, as amended. (3)
3.2	Bylaws of Endo (3)
3.3	Text of Amendment to our Bylaws (4)
3.4	Articles of Merger filed with the Secretary of State of Nevada with an effective date of August 15, 2007 (6)
3.5	Certificate of Change(7)
3.6	Bylaws of Sino Clean Energy Inc.(8)
4.1	Form of Registrant’s 18% Secured Convertible Debenture (9)
4.2	Form of Registrant’s Warrant (9)
4.3	Form of Warrant issued to Ancora Securities, Inc. (9)
4.4	Non-statutory Stock Option Agreement by and between Registrant and Hon Wan Chan dated December 15, 2008 (11)
4.5	Form of 10% Senior Secured Convertible Note issued to the Purchasers (14)
4.6	Form of Warrant issued to the Purchasers (14)
10.1	Employment Agreement, dated February 12, 2010, by and between the Company and Ms. Wen (Wendy) Fu.(15)
10.2	Exclusivity Supplemental Agreement by and between Qingdao Haizhong Enterprises Co. Ltd. and Shaanxi Suo'ang New Energy Enterprise Co., Ltd., dated as of June 11, 2010(16)
10.3	Exclusivity Supplemental Agreement by and between Shenyang Suo’ang Energy Co., Ltd. and Shenyang Haizhong Heat Resource Co., Ltd., dated as of June 11, 2010(16)
10.4	Employment Agreement by and between the Company and Mr. Baowen Ren, dated as of June 10, 2010.(16)

10.5	Manufacture Factory Purchase and Sale Contract by and between Suoke Clean Energy Co., Ltd. and Guangdong Dongguan Yonxu Paper Co., Ltd.(17)
14	Code of Business Conduct and Ethics (11)
21	List of Subsidiaries *
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

* Filed herewith

(1)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2006 and incorporated herein by reference.

(3)	Filed as Exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2006 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006 and incorporated herein by reference.
(5)	Filed as Exhibits to the Registrant’s Annual Report on Form 10-KSB filed with the SEC on May 3, 2007 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2007 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2010 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2010 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2008 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2008 and incorporated herein by reference.
(14)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2009 and incorporated herein by reference.
(15)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2010 and incorporated herein by reference.
(16)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16 20, 2010 and incorporated herein by reference.
(17)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010 and incorporated herein by reference.

SINO CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2010 AND 2009

CONTENTS

PAGE F-2	Report of Independent Registered Public Accounting Firm

PAGE F-3	Consolidated Balance Sheets as of December 31, 2010 and 2009

PAGE F-4	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31, 2010 and 2009

PAGE F-5	Consolidated Statements of Changes in Shareholders’ Equity (Deficiency) for the years ended December 31, 2010 and December 31, 2009

PAGE F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

PAGE F-8	Notes to Consolidated Financial Statements for the years ended December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sino Clean Energy Inc.

We have audited the accompanying consolidated balance sheets of Sino Clean Energy Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and other comprehensive income (loss), changes in shareholders’ equity (deficiency), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sino Clean Energy Inc. and Subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

On December 29, 2010 the Company loaned to a former variable interest entity approximately $10,300,000, which was repaid on March 22, 2011. The Company has more fully explained the reason for the transaction in Note 3 to the consolidated financial statements.

/s/ WEINBERG & COMPANY, P.A.

Los Angeles, California

April 4, 2011

Sino Clean Energy Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$52,055,857	$18,302,558
Accounts receivable, net	3,856,941	3,655,473
Inventories	1,261,334	892,609
Prepaid inventories	10,242,878	5,453,095
Prepaid expenses	1,384	259,627
Tax recoverable	-	138,495
Other receivables	49,664	65,584
Due from related party-Suo’ang BST	10,307,912	-
Land use right – current portion	40,079	38,739
Total current assets	77,816,049	28,806,180

Land use right – non-current portion	1,799,889	1,778,562
Property, plant and equipment, net	13,609,932	12,557,691
Deposits on land use rights, plant, and equipment	9,409,091	-
Prepayments and deposits	-	729,328
Goodwill	762,018	762,018
Total assets	$103,396,979	$44,633,779

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Accounts payable and accrued expenses	$1,560,183	$2,672,211
Taxes payable	3,329,844	1,577,249
Mortgage payable – current portion	5,450	-
Amount due to directors	48,457	73,466
Derivative liabilities	14,555,027	16,752,858
Total current liabilities	19,498,961	21,075,784

Mortgage payable –non-current portion	160,095	-
Convertible notes, net of discount	-	1,615,025
Derivative liabilities	-	28,404,181
Total liabilities	19,659,056	51,094,990

Commitments and contingencies

Shareholders’ Equity (Deficiency)
Preferred stock, $0.001 par value, 50,000,000 shares authorized
None issued and outstanding
Common stock, $0.001 par value, 30,000,000 shares authorized,
23,452,270 and 10,850,613 issued and outstanding as of
December 31, 2010 and 2009 respectively	23,452	10,850
Additional paid-in capital	66,567,560	25,432,804
Retained earnings (accumulated deficit)	9,221,924	(35,802,987)
Statutory reserves	4,739,048	1,758,553
Accumulated other comprehensive income	3,185,939	2,139,569
Total shareholders’ equity (deficiency)	83,737,923	(6,461,211)
Total liabilities and shareholders’ equity (deficiency)	$103,396,979	$44,633,779

See accompanying notes to the consolidated financial statements

Sino Clean Energy Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

For the years ended December 31, 2010 and 2009

	Years Ended December 31,
	2010	2009

Revenue	$106,273,785	$46,012,353

Cost of goods sold	(64,444,862)	(28,922,846)

Gross profit	41,828,923	17,089,507

Selling expenses	4,600,685	1,125,884
General and administrative expenses	2,574,200	1,796,032

Income from operations	34,654,038	14,167,591

Other income (expense)
Interest expense	(10,464,567)	(4,937,441)
Expense related to escrow shares	-	(11,125,071)
Interest income	105,096	43,285
Gain on extinguishment of derivative liability	28,404,181	7,046,556
Change in fair value of derivative liabilities	2,197,831	(12,770,113)
Cost of private placement	-	(24,977,114)
Other expenses	-	(29,293)

Total other income (expense)	20,242,541	(46,749,191)

Income/(loss) before provision for income taxes	54,896,579	(32,581,600)

Provision for income taxes	6,891,173	2,243,088

Net income (loss)	48,005,406	(34,824,688)

Other comprehensive income
Foreign currency translation adjustment	1,046,370	16,344

Comprehensive income (loss)	$49,051,776	$(34,808,344)

Weighted average number of shares
-Basic	15,855,682	9,792,922
-Diluted	17,758,159	9,792,922

Income (loss) per common share
- Basic	$3.03	$(3.56)
- Diluted	$2.70	$(3.56)

See accompanying notes to the consolidated financial statements

Sino-Clean Energy, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)

For the years ended December 31, 2010 and 2009

	Common Stock		Additional	Statutory	Retained	Accumulated other comprehensive
	Share	Amount	paid-in capital	reserve	earnings	income	Total
Balance, January 1, 2009	9,218,925	$9,218	$12,779,513	$348,309	$3,686,087	$2,123,225	$18,946,352
Reclassification of warrants and conversion feature to derivative liability	-	-	(1,335,650)	-	(3,254,142)	-	(4,589,792)
Balance , January 1 , 2009 as adjusted	9,218,925	9,218	11,443,863	348,309	431,945	2,123,225	14,356,560
Fair value of shares issued for service	233,300	233	454,702	-	-	-	454,935
Common stock issued upon conversion of convertible notes and accrued interest	1,398,388	1,399	2,409,168	-	-	-	2,410,567
Expense related to escrow shares	-	-	11,125,071	-	-	-	11,125,071
Net loss	-	-		1,410,244	(36,234,932)	-	(34,824,688)
Foreign currency translation gain	-	-	-	-	-	16,344	16,344
Balance , December 31 , 2009	10,850,613	10,850	25,432,804	1,758,553	(35,802,987)	2,139,569	(6,461,211)
Share issued for exercise of warrants and options	673,152	673	656,328	-	-	-	657,001
Fair value of vested options	-	-	125,846	-	-	-	125,846
Shares issued upon conversion of notes payable	5,643,755	5,644	12,076,057	-	-	-	12,081,701
Issuance of common shares, net of offering costs	6,284,750	6,285	28,276,525	-	-	-	28,282,810
Net income	-	-	-	2,980,495	45,024,911	-	48,005,406
Foreign currency translation gain	-	-	-	-	-	1,046,370	1,046,370
Balance , December 31 , 2010	23,452,270	$23,452	$66,567,560	$4,739,048	$9,221,924	$3,185,939	$83,737,923

See accompanying notes to the consolidated financial statements

Sino Clean Energy Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2010 and 2009

	Year ended December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$48,005,406	$(34,824,688)
Adjustments to reconcile net income (loss) to cash provided by operating activities :
Depreciation and amortization	2,166,551	1,530,238
Amortization of discount on convertible notes	8,601,975	3,942,185
Amortization of deferred debt issuance costs	-	274,278
Fair value of vested stock options	125,846	-
Gain on sales of property, plant and equipment	(2,738)	-
Fair value of common stock issued for interest	1,864,701	-
Fair value of shares issued for services	-	454,935
Expense related to escrow shares	-	11,125,071
Cost of private placement	-	24,977,114
Change in fair value of derivative liabilities	(2,197,831)	12,770,113
Gain on extinguishment of derivative liability	(28,404,181)	(7,046,556)

Change in operating assets and liabilities :
Accounts receivable	(73,205)	(2,755,844)
Receipt of government grants	-	146,314
Inventories	(329,428)	(847,541)
Prepaid inventories	(4,486,361)	(3,456,511)
Prepaid expenses	260,236	(172,669)
Refundable advance	-	731,861
Other receivables	17,731	(48,598)
Tax recoverable	139,707	(138,495)
Accounts payable and accrued expenses	(1,129,657)	1,759,335
Taxes payable	1,659,372	1,271,346
Net cash provided by operating activities	26,218,124	9,691,888

Cash flows from investing activities:
Prepayments and deposits	770,707	265,067
Advance to Suo’ang BST	(10,341,262)	-
Proceeds from disposal of property, plant and equipment	2,955	-
Deposits on land use rights, plant, and equipment	(9,174,176)	-
Purchase of property, plant and equipment	(2,735,696)	(4,654,910)
Net cash used in investing activities	(21,477,472)	(4,389,843)

Cash flows from financing activities:
Repayment of amount due to a director	(25,000)	(391,583)
Cash received from exercise of warrants and options	657,001	-
Proceeds from mortgage payable	163,983	-
Repayment of mortgage payable	(2,570)	-
Proceeds from sales of common stock, net of offering costs	28,282,810	9,874,370
Payment of convertible notes	-	(400,000)
Net cash provided by financing activities	29,076,224	9,082,787
Effect of foreign currency translation	(63,577)	3,420

	Year ended December 31,
	2010	2009

Net increase in cash and cash equivalents	33,753,299	14,388,252

Cash and cash equivalents, beginning of year	18,302,558	3,914,306

Cash and cash equivalents, end of year	$52,055,857	$18,302,558

Supplemental Disclosure Information:
Cash paid for Interest	$-	$640,406
Cash paid for taxes	$5,796,087	$1,161,346

Supplemental non-cash investing and financing activities:
Allocation of derivative liability to note discount	$-	$11,592,000
Cumulative effect of change in accounting principle upon adoption of new accounting pronouncement on January 1, 2009, reclassification of warrants and conversion feature to derivative liability	$-	$4,589,792
Issuance of shares upon conversion of convertible notes	$10,217,000	$1,035,567

See accompanying notes to the consolidated financial statements

Sino Clean Energy Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended December 31, 2010 and 2009

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

Until November 12, 2009, our business operations were conducted through Shaanxi Suo’ang Biological Science & Technology Co., Ltd., a PRC company (“Suo’ang BST”) that we controlled through contractual arrangements designed to comply with the law of People’s Republic of China (“PRC” or “China”) and Suo’ang BST’s PRC subsidiary, Shaanxi Suo’ang New Energy Enterprise Co., Ltd. (“Suo’ang New Energy”).  Beginning in June 2009, we effected a reorganization of our corporate structure in order to make Suo’ang New Energy wholly owned.  Pursuant to such reorganization, our business is now operated by Suo’ang New Energy through our indirect wholly-owned subsidiary Tongchuan Suoke Clean Energy Co., Ltd., a PRC limited liability company (“Suoke Clean Energy”), which is incorporated under PRC law and wholly owned by Wiscon Holdings Limited, a Hong Kong company (“Wiscon”), our directly owned Hong Kong subsidiary/holding company, which was incorporated in 2006 and acquired by us in June 2009.  On September 27, 2009, we received approval from the Tongchuan Bureau of Commerce for the transfer of all of Suo’ang New Energy’s equity interests to Suoke Clean Energy.  With the approval, Suo’ang New Energy has become a “domestic PRC enterprise wholly-owned by a foreign owned enterprise.”  Registration of the approval with the Tongchuan Administration of Industry and Commerce, the final step in completing this reorganization, was completed on November 12, 2009.  On October 12, 2009, Suo’ang New Energy established Shenyang Sou’ang Energy Co., Ltd., a wholly-owned PRC subsidiary (“Shenyang Energy”), to conduct the CWSF business in Shenyang, Liaoning province.

Corporate Organization and History

We were originally incorporated in Texas as "Discount Mortgage Services, Inc." on July 11, 2000. In September 2001, we purchased Endo Networks, Inc., a Canadian software developer, and changed our name to "Endo Networks, Inc." on November 5, 2001. We re-domiciled to the State of Nevada on December 13, 2001.

On October 20, 2006 we consummated a share exchange transaction with Hangson, a British Virgin Islands company, the stockholders of Hangson and a majority of our stockholders. We issued a total of 2,600,000 shares of our common stock to the Hangson shareholders and a consultant in the transaction, in exchange for 100% of the common stock of Hangson. As a result of the transaction we became engaged in the CWSF business, through the operations of Suo'ang BST and Shaanxi Suo'ang New Energy. On January 4, 2007, we changed our name from "Endo Networks, Inc." to "China West Coal Energy Inc.", and then on August 15, 2007, we changed our name again to our present name, Sino Clean Energy Inc.

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

On September 15, 2009, Suo'ang BST and Hangson entered into a share transfer agreement with Suoke Clean Energy pursuant to which Suo'ang BST and Hangson agreed to transfer 100% of the equity interests in Suo'ang New Energy to Suoke Clean Energy. However, since Mr. Zhou still owned 20% of Suo'ang New Energy, on November 10, 2009, Suo'ang BST and Hangson entered into a subsequent share transfer agreement with Suoke Clean Energy to transfer 80% of Suo'ang New Energy's equity interests to Suoke Clean Energy and, Mr. Zhou, with Hangson's consent, entered into a share transfer agreement with Suoke Clean Energy to transfer the remaining 20% equity interest of Suo'ang New Energy. On November 12, 2009, Suo'ang New Energy received a new business license from the Tongchuan Administration for Industry and Commerce, which reflected that the acquisition of 100% of the equity of Suo'ang New Energy by Suoke Clean Energy had been completed. As a result we were able, through Suoke Clean Energy to own 100% of the equity interests of Suo'ang New Energy.

On October 12, 2009, Suo'ang New Energy established a wholly-owned subsidiary to conduct the CWSF business in Shenyang, Liaoning Province .On December 31, 2009, we entered into a series of termination agreements to terminate the contractual arrangements by and among Suoke Clean Energy, Suo'ang BST and certain stockholders of Suo'ang BST. We no longer needed to keep such contractual arrangements in place due to the fact that Suo'ang BST was no longer engaged in any substantial business operations. In connection with the termination agreements, certain assets held by Suo'ang BST, such as office equipment, vehicles, bank deposits, and accounts receivable, were transferred to Suoke Clean Energy. Employees of Suo'ang BST signed new employment contracts with Suoke Clean Energy. All rights and obligations under certain business operation agreements and research and development contracts between Suo'ang BST and third parties were assigned to Suo'ang New Energy. Hangson has had no substantive operations of its own after the transfer and termination of the contractual arrangements.

Effective May 7, 2010, the Company announced a reverse stock split pursuant to which each ten shares of Company's common stock then issued and outstanding was automatically converted into one share of the Company's common stock. All share and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the financial statements of the Company. It’s wholly owned subsidiaries Wiscon, Tongchuan Suoke Clean Energy, Shaanxi Suo’ang New Energy and Shenyang Suo’ang New Energy.  Intercompany accounts and transactions have been eliminated in consolidation.

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

Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.  Revenues are presented net of value added tax (“VAT”). In our revenue arrangements, physical delivery is the point in time when customer acceptance occurs since title and risk of loss are transferred to the customer.  No return allowance is made as products are not returnable upon acceptance by the customers.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits.  For financial reporting purpose, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivables are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year. As of December 31, 2010 and 2009, accounts receivable were net of allowances of zero and zero, respectively.

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

Depreciation or amortization for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Building	20 years
Leasehold improvements	the shorter of the useful life or the lease term
Plant and machinery	10 years to 13 years
Office equipment	5 years
Motor vehicles	3 years

Land use rights

According to the law of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the related lease term of 50 years.

Goodwill

The Company accounts for acquisition of business in accordance with guidance issued by the Financial Accounting Standards Board (“FASB). This may result in the recognition of goodwill. Goodwill is related to the Company’s acquisition of the remaining 20% minority interest in Suo’ang New Energy on June 30, 2008 (see Note 2).  Goodwill is not amortized. Rather, goodwill is assessed for impairment at least annually.  The Company tests goodwill by using a two-step process.  In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  Based on management’s assessment, there were no indicators of impairment of recorded goodwill at December 31, 2010 or 2009, respectively.

Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

Based upon management’s assessment, there were no indicators of impairment of the Company’s long lived assets as of December 31, 2010 or 2009.

Comprehensive income

Under authoritative guidance of the FASB on reporting comprehensive income, disclosure of all components of comprehensive income and loss on an annual and interim basis is required.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  The Company had other comprehensive income of $1,046,370 and $16,344 for the years ended December 31, 2010 and 2009, respectively, from foreign currency translation adjustments.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2010 and December 31, 2009.

	December 31, 2010
	Level 1	Level 2	Level 3	Total

Fair value of warrants	$-	$-	$14,555,027	$14,555,027
	$-	$-	$14,555,027	$14,555,027

	December 31, 2009
	Level 1	Level 2	Level 3	Total

Fair value of convertible note conversion feature	$-	$-	$28,404,181	$28,404,181
Fair value of warrants	-	-	16,752,858	16,752,858
	$-	$-	$45,157,039	$45,157,039

See Notes 10 and 12 for more information on these financial instruments.

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

Stock based compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's common stock option grant is estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

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

	Year Ended December 31,
	2010	2009
Numerator
Net income (loss)	$48,005,406	$(34,824,688)

Denominator
Weighted average shares outstanding-basic	15,855,682	9,792,922
Effect of dilutive instruments:	-	-
Warrants	1,902,477	-
Weighted average shares outstanding-diluted	17,758,159	9,792,922

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

	2010	2009

Yearend RMB : US$ exchange rate	6.6000	6.8172

Average yearly RMB : US$ exchange rate	6.7690	6.8259

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Income taxes

The Company uses asset and liability approach for financial accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain

Research and Development

Research and development costs are expensed as incurred.  For the year ended December 31, 2010, research and   development expenses totaled $149,770 and are included in the general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive income.  For the year ended December 31, 2009, the Company did not record any research and development expenses.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured trade accounts receivable.

Cash denominated in RMB with a US dollar equivalent of $23,096,032 and $18,275,847 at December 31, 2010 and December 31, 2009, respectively, was held in accounts at financial institutions located in the PRC.  In addition, the Company maintains funds in bank accounts in the US which at times may exceed the federally insured balance of $250,000.  The Company and its subsidiaries have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

For the year ended December, 2010, one customer, Shenyang Haizhong Heat Resource, Ltd., (“Shenyang Haizhong”) accounted for 38%  of sales, and accounted for 25%% of accounts receivable at December 31,2010.  For the year ended December 31, 2009, Shenyang Haizhong accounted for 14% of sales and accounted for 9.4% of accounts receivable at December 31, 2009. Shenyang Haizhong is a subsidiary of Qingdao Haizhong Enterprise Co. (“Haizhong Boiler"), which the Company had an exclusive sales agency agreement to distribute CWSF boilers through December 31, 2010.  The Company also has an exclusive agreement with Shenyang Haizhong to supply it with CWSF.  Shenyang Haizhong is the sole supplier of heat to the commercial and residential customers in the new economic zone in Shenyang, Liaoning Province.  For the year ended December 31, 2010 and year ended December 31, 2009, there were no other customers who accounted for 10% or more of sales or accounts receivable.

For 2010, three vendors accounted for 91% of total purchases (36%, 32% and 23% respectively) and 90% of prepaid coal (36%, 32% and 22% respectively).  For 2009, two vendors accounted for 97% of total purchase (85%, and 12%) and three vendors accounted for 92% of accounts payable (56%, 24% and 12% respectively)

At December 31, 2010, 100% of deposits on land use rights, property, and equipment were made to two entities (55% and 45%). At December 31, 2009, there were no deposits on land use rights, property and equipment.

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

3.	DUE FROM RELATED PARTY – SUO’ANG BST

On December 29, 2010, the Company made a loan of RMB 70 million (US $ 10,307,912) to Suo’ang BST, which is a former consolidated variable interest entity of the Company (see Notes 1 and 2).  The Company’s chairman and CEO, is also a shareholder, director, chairman and legal representative of Suo’ang BST.  The loan was due March 31, 2010.  On March 22, 2011, Suo’ang BST repaid the full amount of the principal with interest to the Company.

The purpose of the loan was to provide funds to be contributed to the registered capital to Suo’ang BST, so that such registered capital was paid up at the time of Suo’ang BST’s annual inspection.  The Company believed that it was in its best interest to loan the funds, for if Suo’ang BST did not have sufficient registered capital it would have failed such annual inspections.  The consequences of such failure include fines and the disqualification of all directors and officers of Suo’ang BST, including the Company’s chairman and CEO, from serving as a director or senior officer of any PRC company, which would have included the Company’s PRC operating subsidiaries, for a period of three years.  The Company believes the removal of the chairman and CEO from his positions with the Company would have had a significant adverse impact on the management and operations of the Company.  The Company believes this was for a valid business purpose.  The Company has consulted with its SEC counsel and its Audit Committee and believes the transaction was appropriate.

4.	INVENTORIES

Inventories consist of the following at:	December 31,	December 31,
	2010	2009
Raw materials	$858,887	$635,536
Finished goods	402,447	257,073
	$1,261,334	$892,609

Prepaid Inventories

The Company has contracts with coal mines to deliver coal for use in the production of CWSF. At times, the Company makes payments in advance of delivery and accounts for these prepayments as prepaid inventory.  At December 31, 2010 and December 31, 2009, prepaid inventories totaled $10,242,878 and $5,453,095, respectively (see Note17).

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31,
	2010	2009

Buildings	$3,016,094	$2,564,638
Plant and machinery	14,493,705	11,762,449
Office equipment	80,880	76,639
Vehicles	153,138	148,020

	17,743,817	14,551,746
Less: Accumulated depreciation and amortization	(4,133,885)	(1,994,055)

	$13,609,932	$12,557,691

During 2010, the Company incurred approximately $2.9 million for purchases of property, plant and equipment.  In the first quarter of 2010, the Company received approximately $1.2 million (RMB 8,000,000) from a local governmental agency to help expand its third CWSF production line at Shaanxi Suo’ang New Energy in Tongchuan, PRC.  As the grant was based on capital expenditures, it was recorded as a reduction to the costs of the production line.

For the year ended December 31, 2010 and 2009, depreciation expense was $2,127,386 and $1,504,559, respectively.

6.	DEPOSITS ON LAND USE RIGHTS, PLANT, AND EQUIPMENT

Long term deposits consist of the following at December 31,

	2010	2009
Deposit for purchase of land lease and factory building	$4,227,272	$-
Deposit for purchase of production line machinery	5,181,819	-

	$9,409,091	$-

In August 2010, we entered into an agreement to purchase a land lease for approximately 5 acres of land and a factory building on the land for a total of approximately $5,550,000 (RMB 37,200,000). The land lease and factory are located in Dongguan, Guangdong. As of December 31, 2010, we had made deposits of approximately $4,141,000 (RMB 27,900,000) to acquire these assets. The balance of approximately $1,409,000 (RMB 9,300,000) will be due when the transfer of the land lease and factory building are completed, which is expected to be by mid-2011 (see Note 18).

In September 2010, we entered into an agreement to purchase two production lines with total capacity to process 300,000 metric tons of CWSF to be used in, Guangdong for approximately $5,372,000 (RMB 36,000,000). As at December 31, 2010, we had made deposits of approximately $5,099,000 (RMB 34,200,000) to acquire these assets. As of December 31, 2010, these assets were being tested at our facility. We formally accepted delivery of these assets in January 2011 when our testing was completed. The balance of approximately $273,000 (RMB 1,800,000) is due after the production lines have been in service for one year. Production at the, Guangdong facility commenced in January 2011 (see Note 18)

7.	LAND USE RIGHT

The Company has recorded as land use rights the costs paid to acquire a long-term interest to utilize the land underlying the building and production facility for its CWSF business.  The land use rights are amortized on the straight-line method over the term of the land use rights of 50 years. For the years ended December 31, 2010 and 2009, amortization expense was $39,165 and $25,679 respectively.

Land use right consists of the following at December 31,
	2010	2009
Cost	$2,003,949	$1,936,976
Less accumulated amortization	(163,981)	(119,675)

Net land use rights	$1,839,968	$1,817,301

	2010	2009
Current portion	$40,079	$38,739
Non-current portion	1,799,889	1,778,562

Net land use rights	$1,839,968	$1,817,301

The expected amortization of the land use right over each of the next five years and thereafter is summarized as follow:

Year ending December 31,	Amount
2011	$40,079
2012	40,079
2013	40,079
2014	40,079
2015	40,079
Thereafter	1,639,573
$1,839,968

8.	PREPAYMENTS AND LONG TERM DEPOSITS

Long term Deposits consist of the following at December 31,

	2010	2009
Deposit for boiler purchases	-	678,070
Other	-	51,258

	$-	$729,328

The Company was an agent for Haizhong Boiler, which manufactures boilers to use with CWSF and received commission from sales of boilers. The Company was required to provide Haizhong Boiler a deposit for boiler purchases that guaranteed the purchases of boilers by the third party customers. At December 31, 2010, the agreement between the Company and Haizhong Boiler expired and the deposit was returned to the Company.

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31,

	2010	2009

Accounts payable	$119,476	$132,852
Accrued operating expenses	988,763	847,975
Accrued staff welfare	223,169	235,167
Accrued interest	-	22,112
Due to contractors	228,775	1,434,105
	$1,560,183	$2,672,211

10.	CONVERTIBLE NOTES

Convertible notes consist of the following at:

	December 31,	December 31,
	2010	2009
10% convertible notes	$-	$10,217,000
Valuation discount	-	(8,601,975)
Convertible notes, net	$-	$1,615,025

In July 2009, the Company issued $11,592,000 of 10% senior secured convertible notes (the “Notes”) and issued warrants (the “Warrants”) to purchase up to 3,050,526 shares of common stock of the Company in a private placement.  The Notes bore interest at 10% per annum, were due in 2012, were unsecured, and were personally guaranteed by the Company’s Chief Executive Officer and certain shareholders.  The holders of the Notes had the right at any time to convert all or part of the outstanding principal amount of the Notes and any accrued and unpaid interest into common shares of the Company at the then effective conversion price, initially set at $1.90 per share.  In 2009, $1,375,000 of the convertible notes was converted at the stated conversion price of $1.90 per share into 723,684 shares of the Company’s common stock.  During the first quarter of 2010, the balance of the notes of $10,217,000 was converted at the stated conversion price of $1.90 per share into 5,377,368 shares of the Company’s common stock.  On March 5, 2010, the Company issued 266,387 shares of common stock to all holders of notes outstanding as of March 5, 2010, as consideration for their forfeiture of certain rights and interest payments.  The fair value of the additional 266,387 shares of common stock was $1,864,701 on the date the shares were issued, and is included in interest expense in the accompanying December 31, 2010 consolidated financial statements.

At December 31, 2009, the Company had recorded a derivative liability of $28,404,181 related to the conversion feature of the convertible notes.   When the notes converted, the derivative liability was extinguished and a gain on extinguishment of the derivative was recorded.  Also upon conversion, the unamortized balance of the note discount of $8,601,975 was fully amortized and included an interest expense in the accompanying consolidated financial statements.

Escrow shares related to the Notes

In connection with the issuance of the Notes and Warrants, the Company's Chief Executive Officer and a director of the Company (collectively the "Pledgors") entered into a pledge agreement pursuant to which they transferred 2,874,430 shares of the Company's common stock owned by them into an escrow account for the benefit of the investors as a guarantee against an event of default (as defined in the Notes) by the Company. Pursuant to the pledge agreement, the Pledgors agreed to transfer all the escrowed shares to the holders of the Notes if the Company defaults on the Notes. The escrowed shares revert back to the Pledgors at the conversion of the Notes.

The Company considered authoritative guidance issued by the FASB and determined the escrow shares represented a cost of the 10% senior secured convertible notes. The aggregate value of the 2,874,430 shares was valued at $10,649,400 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 1.5%; dividend yield of 0%; volatility factor of 147%; and an expected life of three years. As a discount of 100% of the face amount of the notes was already recorded, the Company expensed the $10,649,400.

11.	MORTGAGE PAYABLE

In January 2010 the Company agreed to purchase office space for approximately $255,000. The Company paid a deposit of approximately $90,000 and the balance was financed by a mortgage in the amount of approximately $165,000.  The mortgage term commenced on July 1, 2010, is secured by the office space, and is being amortized over a 20 year term, with a fixed interest rate of 4.46%, with payments due of approximately $1,000 per month. Principal payments are due as follows: $5,457 due in 2011, $5,706 due in 2012, $5,965 due in 2013, $6,237 due in 2014, $6,521 due in 2015, and $135,659 thereafter.

12.	DERIVATIVE LIABILITY

At December 31, 2010 and December 31, 2009, derivative liabilities were made up of the following values as determined by a Monte-Carlo Simulation Model with the following assumptions:

	December 31, 2010	December 31, 2009
Conversion feature:
Risk-free interest rate	-	1.5%
Expected volatility	-	148.47%
Expected life (in years)	-	2.75 years
Expected dividend yield	-	-

Warrants:
Risk-free interest rate	0.53%	1.32%
Expected volatility	111.14%	148.47%
Expected life (in years)	1.83 years	2.81 years
Expected dividend yield	-	-

Fair Value:
Conversion feature	$-	$28,404,181
Warrants	14,555,027	16,752,858
	$14,555,027	$45,157,039

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the volatility of five comparable guideline companies to estimate volatility for its common stock. The expected life of the conversion feature of the notes was based on the term of the notes and the expected life of the warrants was determined by the expiration date of the warrants. .The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

At December 31, 2009, the Company had recorded a derivative liability of $28,404,181 related to the conversion feature of the convertible notes.   When the notes converted, the derivative liability was extinguished and a gain on extinguishment of the derivative was recorded. (see Note 8).  For the year ended December 31, 2010 and 2009, change in derivative liability was $2,197,831 and $(12,770,113), respectively.

13.	COMMON STOCK

In December 2010, the Company issued 6,284,750 shares of common stock for total proceeds of $28,282,910, net of offering costs of $4,712,128.

During the first quarter of 2010, the Company issued 5,377,368 shares of common stock upon conversion of $10,217,000 of convertibles notes.  On March 5, 2010, the Company issued 266,387 shares of common stock to all holders of notes outstanding as of March 5, 2010, as consideration for certain rights and interest payments.  The fair value of the additional 266,387 shares of common stock was $1,864,701 on the date the shares were issued, and is included in interest expense in the accompanying December 31, 2010 consolidated financial statements.

During the year ended December 31, 2010, the Company issued 236,500 shares of common stock upon exercise of options and warrants for total proceeds of $657,001.

During the year ended December 31, 2010, warrants to purchase 740,532 shares of the Company's common stock were exercised on a cashless basis, and pursuant to the warrant agreement, the Company issued 436,652 shares of the Company's common stock. The Company did not receive any cash proceeds from the cashless exercise.

In 2009, the Company issued 233,000 shares of common stock in exchange for investor relations consulting services valued at $454,935, based on the closing price of the Company’s stock on the date of issuance.

On September 21, 2009, an amendment to increase the number of authorized shares of the Company’s common stock from 20,000,000 to 30,000,000 shares was approved by the Company’s shareholders at the annual meeting of shareholders.

14.	WARRANTS AND OPTIONS

At December 31, 2010 and 2009, outstanding warrants and options were as follows:

	Number of Shares under Warrants and Options	Weighted Average Exercise Price
Warrants and options outstanding at January 1, 2009	936,144	$1.52
Warrants and options granted	3,477,600	2.78
Warrants and options outstanding at December 31, 2009	4,413,744	2.52
Warrants and options granted	65,000	7.42
Warrants and options expired	(287,130)	1.50
Warrants and options exercised	(977,032)	2.21
Warrants and options outstanding at December 31, 2010	3,214,582	$2.66

The following table summarizes information about warrants and options outstanding at December 31, 2010, all of which were fully vested:

Outstanding and Exercisable Warrants and Options
Exercise price	Number of shares under warrants and options	Weighted average remaining contractual life (years)
$1.50	603,303	0.83
$2.28	212,857	1.83
$2.85	1,260,527	1.50
$2.85	1,072,895	1.55
$4.35	10,000	0.56
$5.70	5,000	1.15
$7.98	50,000	0.99
$2.66	3,214,582

At December 31, 2010, the aggregate intrinsic value of the warrants and options outstanding and exercisable was $12,805,366.

At December 31, 2010, warrants exercisable into 3,149,582 shares of common stock with an initial exercise price ranging from $1.50 to $2.85 per share, are subject to full ratchet anti-dilution adjustments in the event that the Company issues additional equity, equity linked securities or securities convertible into equity, at a purchase price less than the then applicable exercise price.

On February 12, 2010, the Company granted to its Chief Financial Officer an option to purchase 10,000 shares of common stock.  The options have an exercise price of $4.35 per share, an expiration date of 2 years from the date of grant, and vested immediately.  The Company determined the fair value of the options on the date of grant was $25,146 using the Black-Scholes option pricing model with the following assumptions: expected volatility, 114.35%; risk-free interest rate, 0.38%; expected weighted average life, 1 year; and expected dividend yield, 0%.  The Company has recorded $25,146 as fair value of the options granted during the year ended December 31, 2010.

On June 11, 2010, the Company granted to its Corporate Development consultant an option to purchase 50,000 shares of common stock. The options vested upon the completion of a public offering of the Company's common stock in December 2010.  The options have an exercise price of $7.98 per share and an expiration date of 2 years from the grant date.  The Company determined the fair value of the options on the date vested was $90,744 using the Black-Scholes option pricing model with the following assumptions: expected volatility, 87.18%; risk-free interest rate, 0.26%; expected weighted average life, .99 year; and expected dividend yield, 0%. The Company has recorded $90,744 as fair value of the options granted during the year ended December 31, 2010.

On August 24, 2010, the Company granted to one of its employees an option to purchase 5,000 shares of common stock.  The options have an exercise price of $5.70 per share, an expiration date of 2.75 years from the date of grant, and vested immediately.  The Company determined the fair value of the options on the date of grant was $9,956 using the Black-Scholes option pricing model with the following assumptions: expected volatility, 93.58%; risk-free interest rate, 0.38%; expected weighted average life, 2.75 years; and expected dividend yield, 0%.  The Company has recorded $9,956 as fair value of the options granted during the year ended December 31, 2010.

15.	STATUTORY RESERVES

Statutory reserves represent restricted retained earnings.  As stipulated by the PRC’s Company Law, net income after taxation can only be distributed as dividends after: (a) appropriation has been made to make up cumulative losses from prior years, if any, (b) allocations to the statutory capital reserve of at least 10% the after-tax income, as determined under PRC accounting rules and regulations, until the reserve amounts to 50% of the Company’s registered capital, (c) allocations of 5-10% of after-tax income, as determined under PRC accounting rules and regulations, to the Company’s statutory common welfare fund, which is restricted to capital expenditure for the collective benefits of the Company’s employees, and (d) allocations to the discretionary surplus reserve, if approved at the general meeting of the shareholders.

16.	INCOME TAXES

Companies in the PRC are generally subject to PRC Enterprise Income Tax at a uniform tax rate of 25% under the China's Unified Enterprise Income Tax Law ("New EIT Law"), which took effect on January 1, 2008. The New EIT Law provides a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment. Accordingly, Shenyang Suo'ang New Energy is subject to the uniform tax rate of 25%.  Shaanxi Suo'ang New Energy was entitled to a two year tax holiday for 2007 and 2008 and a 50% reduction on its EIT rate for the years 2009, 2010 and 2011.

The Company has not recorded a provision for U.S. federal income tax for the years ended December 31, 2010 and 2009 due to a net operating loss carry forward in the United States of America.  At December 31, 2010 and 2009, the Company had net operating loss carryforwards in the United States of America of approximately $2,600,000 and $1,700,000, respectively, which begin to expire in 2028.  The deferred tax asset created by the net operating loss has been offset by a 100% valuation allowance. At December 31, 2010 and 2009, there were no other significant deferred tax assets or deferred tax liabilities.  At December 31, 2010 and 2009, the Company’s operations in the PRC have not generated any significant temporary differences.

 Income tax expense consists of the following for the
	Year ended
	December 31,
	2010	2009

Current – PRC Enterprise Income Tax	$6,891,173	$2,243,088
Deferred	-	-
Total income tax expenses	$6,891,173	$2,243,088

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the:

	Year ended December 31,
	2010	2009

U.S. statutory rate	34%	(34)%
Permanent differences	(12)%	48%
Tax holiday	(3)%	(3)%
Effect of statutory rate differentia	(6)%	(4)%
Effective tax rate	13%	7%

Permanent differences are related to gain (loss) on change in the value of derivatives and the extinguishment of the derivatives liabilities.

Effective January 1, 2007, the Company adopted authoritative guidance issued by the FASB for uncertainty in income taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At the date of adoption, and as of December 31, the Company does not have a liability for unrecognized tax uncertainties except as described below. The Company and its Chinese subsidiaries have never been subject to a tax examination and all years are open to examination by the tax authorities.

The Company was delinquent in filing its U.S. federal income tax returns for its taxable years ended September 30, 2007 and 2008 and information reports for its bank accounts located in the PRC for 2006, 2007, and 2008. There is no U.S taxable income for the applicable years and the Company believes that its failure to file the information reports was not willful. Accordingly, no provision has been made for U.S. income taxes and the Company has recorded its estimate of total penalties that may be assessed for the delinquent U.S. tax returns and reports in the accompanying consolidated financial statements.

 The Company enjoys certain tax holidays under the New EIT Law. For the years ended December 31, 2010 and 2009, the tax holidays decreased income tax expense and the benefit of the tax holiday on net income per share (basic) was approximately:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Income (loss) per common share-basic	$3.03	$(3.56)
Effect of tax holiday	(0.12)	(0.13)
Pro forma income (loss) per common share-basic	$2.91	$(3.69)

17.	DUE TO RELATED PARTY

Amounts due to related parties at December 31, 2010 and December 31, 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Mr. Baowen Ren, Chairman, CEO, and Director of the Company	$48,457	$73,466
	$48,457	$73,466

Amounts due to related party are non-interest bearing, unsecured, and due on demand.

18.	COMMITMENTS AND CONTINGENCIES

Coal inventory purchase commitment

In November and December 2010, we entered into agreements with four coal mines (Tongchuan Mining Department Yu Hua Coal Mine, Tongchuan Yaozhou District Zhaojin Town Xinvuan Coal Mine, Coal Sales Sub-Co of Tie Fa Coal Industry (Group) Company Limited, and Fushun Teng Da Wash Coal Company Limited) to purchase approximately 750,000 tons of wash clean coal for approximately $74,893,848 (RMB 494,300,000) to be delivered in 2011.  As at December 31, 2010, we had made deposits of approximately $10,242,848 (RMB 67,602,994) which is included in Prepaid Inventory in the accompanying consolidated financial statements.  The balance of the purchase commitments of $64,651,000 (RMB 426,697,006) will be due on delivery of the coal.

Capital expenditure commitments

Guangdong facility

In August 2010, we entered into an agreement to purchase a land lease for approximately 5 acres of land and a factory building on the land for a total of approximately $5,550,000 (RMB 37,200,000). The land lease and factory are located in Dongguan, Guangdong. As of December 31, 2010, we had made deposits of approximately $4,141,000 (RMB 27,900,000) to acquire these assets. The balance of approximately $1,409,000 (RMB 9,300,000) will be due when the transfer of the land lease and factory building are completed, which is expected to be by mid-2011 (see Note 6).

In September 2010, we entered into an agreement to purchase two production lines with total capacity to process 300,000 metric tons of CWSF to be used in Dongguan, Guangdong for approximately $5,372,000 (RMB 36,000,000). As of December 31, 2010, we had made deposits of approximately $5,099,000 (RMB 34,200,000) to acquire these assets. The balance of approximately $273,000 (RMB 1,800,000) is due after the production lines have been in service for one year (see Note 6).

Tongchuan facility

We have entered into an agreement with Tongchuan City Investment and Development Co., Ltd. ("TCID") to develop a new heat supply company for the purpose of providing heating for the new district in Tongchuan. TCID has stated that 15 new heat supply plants will need to be built to supply an area of 16.4 million square meters. The plants are expected to be built and operational over five to seven years, and as of December 31, 2010, no operations or construction had commenced.  The newly formed heat supply company will require an investment of $12.5 million by TCID, for which it will receive an 85% stake in the new company, and $2.2 million by Suo'ang New Energy, for which it will receive a 15% stake in the new company.  The Company estimates the $2.2 million investment will be made in 2011.

Nanning facility

In November 2009, through our subsidiary, Suoke Clean Energy, we entered into a memorandum of understanding with the local government of Nanning, Guangxi Province, pursuant to which we plan to establish a 500,000 metric ton per annum CWSF production facility in the city of Nanning. We expect to commence construction on the facility before the end of 2011.

Operating lease commitments

As of December 31, 2010, the Company’s total future minimum lease payments under non-cancelable operating leases to be paid in each of the five succeeding years are as follows:

Year ending December 31,
2011	$35,456
2012	35,456
2013	35,456
2014	35,456
2015	35,456
2016 and thereafter	127,050
Total Operating Lease Commitments	$304,330

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

17.           SUBSEQUENT EVENT

In January, 2011, the Company completed its acceptance of the land use rights, plant, and equipment used at the Guangdong facility (see Note 6), and commenced production.

On March 10, 2011, the Company entered into an agreement to purchase an additional production line for the Guangdong facility for approximately $10,400,000 (RMB 69,500,000).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 5, 2011		SINO CLEAN ENERGY INC.

	By:	/s/ Baowen Ren
Baowen Ren Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Date

/s/ Baowen Ren	April 5, 2011
Baowen Ren Chief Executive Officer and Director (principal executive officer)

/s/ Wen (Wendy) Fu	April 5, 2011
Wen (Wendy) Fu Chief Financial Officer

/s/ Wenjie Zhang	April 5, 2011
Wenjie Zhang Director

/s/ Peng Zhou	April 5, 2011
Peng Zhou Director

/s/ Albert Ching-Hwa Pu	April 5, 2011
Albert Ching-Hwa Pu Director

/s/ Gang Sheng	April 5, 2011
Gang Sheng Director

/s/ Zhixin Jing	April 5, 2011
Zhixin Jing Director