Form 10-Q
period 2011-03-31
Sino Clean Energy Inc
filed 2011-05-16
CIK 1120096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). *Yes ☐  No ☐*The registrant has not yet been phased into the interactive data requirements.

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

Yes ☐  No ☑

As of May 12, 2011, 23,654,523    shares of the issuer’s common stock, par value $0.001, were outstanding.

i

PART I FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS
Sino Clean Energy Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$70,355,170	$52,055,857
Accounts receivable, net	8,501,108	3,856,941
Inventories	2,710,363	1,261,334
Prepaid inventories	7,358,686	10,242,878
Prepaid and other current assets	44,546	51,048
Due from related party-Suo’ang BST	-	10,307,912
Land use right – current portion	113,696	40,079
Total current assets	89,083,569	77,816,049

Land use right – non-current portion	5,377,424	1,799,889
Property, plant and equipment, net	19,769,101	13,609,932
Deposit on land use rights, plants and equipment	-	9,409,091
Goodwill	762,018	762,018
Total assets	$114,992,112	$103,396,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$2,891,915	$1,560,183
Payable on plant acquisition	2,329,409	-
Taxes payable	2,242,325	3,329,844
Mortgage payable – current portion	5,555	5,450
Amount due to directors	48,458	48,457
Derivative liabilities	10,544,397	14,555,027
Total current liabilities	18,062,059	19,498,961

Mortgage payable –non-current portion	159,948	160,095
Total liabilities	18,222,007	19,659,056

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized
None issued and outstanding
Common stock, $0.001 par value, 30,000,000 shares authorized,
23,467,940 and 23,452,270 issued and outstanding as of March
31, 2011 and December 31, 2010 respectively	23,467	23,452
Additional paid-in capital	66,601,745	66,567,560
Retained earnings	21,301,677	9,221,924
Statutory reserves	4,739,048	4,739,048
Accumulated other comprehensive income	4,104,168	3,185,939
Total shareholders’ equity	96,770,105	83,737,923
Total liabilities and shareholders’ equity	$114,992,112	$103,396,979

See accompanying notes to the condensed consolidated financial statements

Sino Clean Energy Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Other Comprehensive Income

(Unaudited)

	Three months ended March 31,
	2011	2010

Revenue	$33,780,732	$24,509,004

Cost of goods sold	(21,281,408)	(14,400,177)

Gross profit	12,499,324	10,108,827

Selling expenses	1,527,466	911,079
General and administrative expenses	1,031,542	719,182

Income from operations	9,940,316	8,478,566

Other income (expense)
Interest and finance cost	-	(10,444,563)
Interest income	44,187	12,871
Gain on extinguishment of derivative liability	-	28,404,181
Change in fair value of derivative liabilities	4,010,630	(4,239,929)

Total other income (expense)	4,054,817	13,732,560

Income before provision for income taxes	13,995,133	22,211,126

Provision for income taxes	1,915,380	1,750,505

Net income	12,079,753	20,460,621

Other comprehensive income
Foreign currency translation adjustment	918,229	12,206

Comprehensive income (loss)	$12,997,982	$20,472,827

Weighted average number of shares
-Basic	23,465,794	12,851,265
-Diluted	25,381,392	14,933,797

Income (loss) per common share
- Basic	$0.51	$1.59
- Diluted	$0.48	$1.37

See accompanying notes to the condensed consolidated financial statements

Sino-Clean Energy, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2011
(Unaudited)

	Common Stock					Accumulated other
	Share	Amount	Additional paid- in capital	Statutory reserve	Retained earnings	comprehensive income	Total
Balance , January1 , 2011	23,452,270	$23,452	$66,567,560	$4,739,048	$9,221,924	$3,185,939	$83,737,923
Shares issued for exercise of warrants	15,670	15	34,185	-	-	-	34,200
Net income	-	-	-	-	12,079,753	-	12,079,753
Foreign currency translation gain	-	-	-	-	-	918,229	918,229
Balance , March 31 , 2011	23,467,940	$23,467	$66,601,745	$4,739,048	$21,301,677	$4,104,168	$96,770,105

See accompanying notes to the condensed consolidated financial statements

Sino Clean Energy Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$12,079,753	$20,460,621
Adjustments to reconcile net income to cash provided by operating activities :
Depreciation and amortization	735,857	469,002
Amortization of discount on convertible notes	-	8,601,975
Fair value of vested stock options	-	18,152
Fair value of common stock issued for repayment of interest expense	-	1,864,701
Change in fair value of derivative liabilities	(4,010,630)	4,239,929
Gain on extinguishment of derivative liability	-	(28,404,181)

Change in operating assets and liabilities :
Accounts receivable	(4,592,187)	864,382
Inventories	(1,432,356)	83,332
Prepaid inventories	2,951,225	1,198,775
Prepaids and other current assets	6,871	284,658
Tax recoverable	-	138,495
Accounts payable and accrued expenses	(370,299)	933,026
Taxes payable	(312,674)	554,955
Net cash provided by operating activities	5,055,560	11,307,822

Cash flows from investing activities:
Prepayments and deposits	-	(499,062)
Payable on plant acquisition	2,318,540	-
Repayment from related party- Suo’ang BST	10,639,915	-
Purchase of property, plant and equipment	(47,751)	(3,532,523)
Net cash provided by (used in) investing activities	12,910,704	(4,031,585)

Cash flows from financing activities:
Cash received from exercise of warrants	34,200	173,980
Repayment of mortgage payable	(1,344)	-
Net cash provided by financing activities	32,856	173,980

Effect of foreign currency translation	300,193	7,851
Net increase in cash and cash equivalents	18,299,313	7,458,068

Cash and cash equivalents, beginning of period	52,055,857	18,302,558
Cash and cash equivalents, end of period	$70,355,170	$25,760,626

Supplemental Disclosure Information:
Cash paid for taxes	$2,127,983	$1,616,656

Supplemental non-cash investing and financing activities:
Deposits applied to purchase of land use rights, property, plant and equipment	$9,409,091	$-
Issuance of shares upon conversion of convertible notes	$-	$10,217,000

See accompanying notes to the condensed consolidated financial statements

Sino Clean Energy Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2011 and 2010

1.           ORGANIZATION AND BUSINESS ACTIVITIES

Sino Clean Energy Inc. (sometimes referred to in this quarterly report as the “Company”, “we” or “our”) is a holding company that, through its subsidiaries, is a leading third party commercial producer and distributor of coal-water slurry fuel (“CWSF”) in China.  CWSF is a clean fuel that consists of fine coal particles suspended in water.  Our CWSF products are mainly used to fuel boilers and furnaces to generate steam and heat for residential and industrial applications.  We sell our products in China and our customers include industrial, commercial, residential and government organizations.  Our strong reputation in the CWSF industry in China, together with our established track record for consistently delivering products in large quantities, has enabled us to expand our customer base.  We primarily use washed coal to produce CWSF.  We acquire the raw materials for each of our production facilities primarily from nearby coal mines.  We have established strong relationships with our suppliers and our ability to purchase large quantities of raw materials has allowed us to achieve favorable pricing and delivery terms.

Until November 12, 2009, our business operations were conducted through Shaanxi Suo’ang Biological Science & Technology Co., Ltd., a PRC company (“Suo’ang BST”) that we controlled through contractual arrangements designed to comply with the law of the People’s Republic of China (“PRC” or “China”) and Suo’ang BST’s PRC subsidiary, Shaanxi Suo’ang New Energy Enterprise Co., Ltd. (“Suo’ang New Energy”).  Beginning in June 2009, we effected a reorganization of our corporate structure in order to make Suo’ang New Energy wholly owned.  Pursuant to such reorganization, our business is now operated by Suo’ang New Energy through our indirect wholly-owned subsidiary Tongchuan Suoke Clean Energy Co., Ltd., a PRC limited liability company (“Suoke Clean Energy”), which is incorporated under PRC law and wholly owned by Wiscon Holdings Limited, a Hong Kong company (“Wiscon”), our directly owned Hong Kong subsidiary/holding company, which was incorporated in 2006 and acquired by us in June 2009.  On September 27, 2009, we received approval from the Tongchuan Bureau of Commerce for the transfer of all of Suo’ang New Energy’s equity interests to Suoke Clean Energy.  With the approval, Suo’ang New Energy became a “domestic PRC enterprise wholly-owned by a foreign owned enterprise.”  Registration of the approval with the Tongchuan Administration of Industry and Commerce, the final step in completing this reorganization, was completed on November 12, 2009.  On October 12, 2009, Suo’ang New Energy established Shenyang Sou’ang Energy Co., Ltd., a wholly-owned PRC subsidiary (“Shenyang Energy”), to conduct the CWSF business in Shenyang, Liaoning province.

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

On September 15, 2009, Suo'ang BST and Hangson entered into a share transfer agreement with Suoke Clean Energy pursuant to which Suo'ang BST and Hangson agreed to transfer 100% of the equity interests in Suo'ang New Energy to Suoke Clean Energy. However, since Mr. Zhou still owned 20% of Suo'ang New Energy, on November 10, 2009, Suo'ang BST and Hangson entered into a subsequent share transfer agreement with Suoke Clean Energy to transfer 80% of Suo'ang New Energy's equity interests to Suoke Clean Energy and, Mr. Zhou, with Hangson's consent, entered into a share transfer agreement with Suoke Clean Energy to transfer the remaining 20% equity interest of Suo'ang New Energy. On November 12, 2009, Suo'ang New Energy received a new business license from the Tongchuan Administration for Industry and Commerce, which reflected that the acquisition of 100% of the equity of Suo'ang New Energy by Suoke Clean Energy had been completed. As a result we were able, through Suoke Clean Energy, to own 100% of the equity interests of Suo'ang New Energy.

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

In August 2010, the Group through its subsidiary, Suoke, signed an agreement with Dongguan Clean Energy Water Coal  Mixture Company (“Dongguan Clean Energy”) to purchase all its equity interest.  At the time, the assets and liabilities of Dongguan Clean Energy consisted primarily of a business  license to manufacture and distribute CWSF in Guangdong, which the Company began to use effective January 1, 2011.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC.  The results of operations for interim periods are not necessarily indicative of the results expected for a full year or for any future period.

The consolidated financial statements include the financial statements of the Company, it’s wholly owned subsidiaries Wiscon, Tongchuan Suoke Clean Energy, Shaanxi Suo’ang New Energy, Shenyang Suo’ang New Energy and Dongguan Clean Energy Water Coal  Mixture Company.  Intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits.  For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable are recognized and carried at the original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year.  As of March 31, 2011 and 2010, there was no allowances recorded for accounts receivable.

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

Land use rights

According to the law of China, the government owns all the land in China.  Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government.  Land use rights are amortized using the straight-line method over the related lease terms of 50 years.

Goodwill

The Company accounts for acquisition of business in accordance with guidance issued by the Financial Accounting Standards Board (“FASB).  Goodwill is not amortized, rather, goodwill is assessed for impairment at least annually.  The Company tests goodwill by using a two-step process.  In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  Based on management’s assessment, there were no indicators of impairment of recorded goodwill at March 31, 2011 or 2010, respectively.

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

Based upon management’s assessment, there were no indicators of impairment of the Company’s long lived assets as of March 31, 2011 or 2010, respectively.

Comprehensive income

Under authoritative guidance of the FASB on reporting comprehensive income, disclosure of all components of comprehensive income and loss on an annual and interim basis is required.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  The Company had other comprehensive income of $918,229 and $12,206 for the three months ended March 31, 2011 and 2010, respectively, from foreign currency translation adjustments.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2011 and December 31, 2010:

	March 31, 2011 (unaudited)
	Level 1	Level 2	Level 3	Total

Fair value of warrants	$-	$-	$10,544,397	$10,544,397
	$-	$-	$10,544,397	$10,544,397

	December 31, 2010
	Level 1	Level 2	Level 3	Total

Fair value of warrants	$-	$-	$14,555,027	$14,555,027
	$-	$-	$14,555,027	$14,555,027

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

	Three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Numerator
Net income (loss)	$12,079,753	$20,460,621

Denominator
Weighted average shares outstanding-basic	23,465,794	12,851,265
Effect of dilutive instruments:
Warrants	1,915,598	2,082,532
Weighted average shares outstanding-diluted	25,381,392	14,933,797

Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rate as of the balance sheet date. Income and expenditures are translated at the average exchange rate for the period presented.

	March 31, 2011	December 31, 2010	March 31, 2010

Period end RMB : US$ exchange rate	6.5483	6.6000	6.8263

Average period end RMB : US$ exchange rate	6.5790	67690	6.8272

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Income taxes

The Company uses an asset and liability approach for financial accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Research and Development

Research and development costs are expensed as incurred.  For the quarter ended March 31, 2011, there were no research and   development expenses recorded. For the three months ended March 31, 2010, research and development expenses totaled $147,473 and are included in the general and administrative expenses in the accompanying condensed consolidated statements of income and other comprehensive income.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured trade accounts receivable.

Cash denominated in RMB with a US dollar equivalent of $68,796,736 and $23,096,032 at March 31, 2011 and December 31, 2010, respectively, was held in accounts at financial institutions located in the PRC.  In addition, the Company maintains funds in bank accounts in the US which at times may exceed the federally insured balance of $250,000.  The Company and its subsidiaries have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

For the quarter ended March 31, 2011, one customer, Shenyang Haizhong Heat Resource, Ltd., (“Haizhong Heating”) accounted for 34% of sales.  At March 31, 2011 and December 31, 2010, Haizhong Heating accounted for  25% and 25%, respectively, of accounts receivable.  The Company has an exclusive agreement with Haizhong Heating through October 2012 to supply it with CWSF.  Haizhong Heating is the sole supplier of heat to the commercial and residential customers in the new economic zone in Shenyang, Liaoning Province.  During the first quarter 2011, we agreed to reduce the selling price to Haizhong Heating approximately 8% from March 1, 2011 through October 31, 2012 due to government regulation on its heating price to residential users.  On April 20, 2011, Haizhong Heating notified us that due to government requirements, it has to change a pipeline in certain areas of the “Ming Fa” real estate development project.  The modification will take approximately two months in the second quarter, 2011, during which Haizhong Heating will stop operating its CWSF boilers.  We estimate the reduction in sales volume due to this business interruption will be approximately $4.7 million based on a reduction of approximately 41,000 metric tons to Haizhong Heating.

For the quarter ended March 31, 2011, there were no other customers who accounted for 10% or more of sales.  At March 31, 2011,Guangzhou Longzheng Eco-equipment Co., Ltd accounted for 13% of accounts receivable.  At March 31, 2011 and December 31, 2010, there were no other customers that accounted for 10% or more of accounts receivable.

For the quarter ended March 31, 2010, Haizhong Heating accounted for 51% of sales and 36% of the total balance of the accounts receivable at March 31 2010. For the quarter ended March 31, 2010, there were no other customers who accounted for 10% or more of sales.

For the quarter ended March 31, 2011, three vendors accounted for 80% of total purchases (33%, 32% and 15% respectively), two vendors accounted for 22% of account payable and accrued expenses (18% and 4%), and accounted for 96% of prepaid coal (37%, 35% and 24% respectively).  At December 31, 2010, three vendors accounted for 90% of prepaid coal (36%, 32% and 22% respectively).  For the quarter ended March 31, 2010, three vendors accounted for 100% of total purchases (50%, 40%, and 10%), and one vendor accounted for 11% of accounts payable and accrued expenses and one vendor accounted for 85% of prepaid coal.

At December 31, 2010, 100% of deposits on land use rights, property, and equipment were made to two entities (55% and 45%)

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

Recently issued accounting pronouncements

Recently issued accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") have either been implemented or are not significant to the Company.

3.	DUE FROM RELATED PARTY – SUO’ANG BST

At December 31, 2010, the Company had RMB 70 million (US $ 10,307,912) due from  Suo’ang BST, which is a former consolidated variable interest entity of the Company.  The Company’s chairman and CEO, is also a shareholder, director, chairman and legal representative of Suo’ang BST.  The loan was due March 31, 2011, and repaid in full on March 22, 2011.

4.	INVENTORIES

Inventories consist of the following at:	March 31, 2011	December 31,
	(unaudited)	2010
Raw materials	$2,028,478	$858,887
Finished goods	681,885	402,447
	$2,710,363	$1,261,334

Prepaid Inventories

The Company has contracts with coal mines to deliver coal for use in the production of CWSF. At times, the Company makes payments in advance of delivery and accounts for these prepayments as prepaid inventory.  At March 31, 2011 and December 31, 2010, prepaid inventories totaled $7,358,686 and $10,242,878, respectively.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31,
	(unaudited)	2010

Buildings	$5,055,697	$3,016,094
Plant and machinery	19,306,902	14,493,705
Office equipment	82,495	80,880
Vehicles	201,382	153,138

	24,646,476	17,743,817
Less: Accumulated depreciation and amortization	(4,877,375)	(4,133,885)

	$19,769,101	$13,609,932

At December 31, 2010, the Company had made deposits for land use rights, plant and equipment totaling $9,409,091 for its new facility in Dongguan, Guangdong province.   The deposits were reclassified to land use rights, plant and equipment when the Guangdong facility was completed in January 2011. As of March 31, 2011, a balance of $1,420,216 was due for the purchase of the Guangdong facility to the sellers and is included in payable on plant acquisition in the accompanying condensed consolidated balance sheets. Also included in payable on plant acquisition is $909,193 due for the purchase of raw materials. These amounts are expected to be paid by the end of May 2011.

For the three months ended March 31, 2011 and 2010, depreciation expense was $735,857 and $459,515, respectively.

6.	MORTGAGE PAYABLE

In January 2010, the Company agreed to purchase office space for approximately $255,000. The Company paid a deposit of approximately $90,000 and the balance was financed by a mortgage in the amount of approximately $165,000.  The mortgage term commenced on July 1, 2010, is secured by the office space, and is being amortized over a 20 year term, with a fixed interest rate of 4.46%, with payments due of approximately $1,000 per month. Principal payments are due as follows: $5,457 due in 2011, $5,706 due in 2012, $5,965 due in 2013, $6,237 due in 2014, $6,521 due in 2015, and $135,659 thereafter.

7.	DERIVATIVE LIABILITY

At March 31, 2011 and December 31, 2010, derivative liabilities were made up of the following values as determined by a Monte-Carlo Simulation Model with the following assumptions:

	March 31, 2011	December 31,
	(unaudited)	2010
Warrants:
Risk-free interest rate	0.59%	0.53%
Expected volatility	83.16%	111.14%
Expected life (in years)	1.58 years	1.83 years
Expected dividend yield	-	-

Fair Value:
Warrants	10,544,397	14,555,027
	$10,544,397	$14,555,027

The risk-free interest rate was based on rates established by the Federal Reserve Bank, volatility is based on the Company’s historical volatility, and the expected life of the warrants was determined by the expiration date of the warrants.  The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

For the three months ended March 31, 2011 and 2010, change in derivative liability was a gain of $4,010,630 and a loss of $(4,239,929), respectively.

8.	COMMON STOCK

During the quarter ended March 31, 2011, the Company issued 15,000 shares of common stock upon exercise of options and warrants for total proceeds of $34,200.

During the quarter ended March 31, 2011, warrants to purchase 1,000 shares of the Company's common stock were exercised on a cashless basis, and pursuant to the warrant agreement, the Company issued 670 shares of the Company's common stock.

9.	WARRANTS AND OPTIONS

At March 31, 2011, outstanding warrants and options were as follows:

	Number of Shares under Warrants and Options	Weighted Average Exercise Price
Warrants and options outstanding at January 1, 2011	3,214,582	2.66
Warrants and options granted	-	-
Warrants and options expired	-	-
Warrants and options exercised	(16,000)	2.28
Warrants and options outstanding at March 31, 2011	3,198,582	$2.65

The following table summarizes information about warrants and options outstanding at March 31, 2011, all of which were fully vested:

Outstanding and Exercisable Warrants and Options
Exercise price	Number of shares under warrants and options	Weighted average remaining contractual life (years)
$1.50	603,303	0.58
$2.28	196,857	1.58
$2.85	1,260,527	1.25
$2.85	1,072,895	1.30
$4.35	10,000	0.43
$5.70	5,000	1.03
$7.98	50,000	0.86
$2.65	3,198,582

At March 31, 2011, the aggregate intrinsic value of the warrants and options outstanding and exercisable was $9,756,876.

10.	INCOME TAXES

Companies in the PRC are generally subject to PRC Enterprise Income Tax at a uniform tax rate of 25% under China's Unified Enterprise Income Tax Law ("New EIT Law"), which took effect on January 1, 2008. The New EIT Law provides a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment. Accordingly, Shenyang Suo'ang New Energy is subject to the uniform tax rate of 25%.  Shaanxi Suo'ang New Energy was entitled to a two year tax holiday for 2007 and 2008 and a 50% reduction on its EIT rate for the years 2009, 2010 and 2011.

The Company has not recorded a provision for U.S. federal income tax for the quarters ended March 31, 2011 and 2010 due to a net operating loss carry forward in the United States of America.  At March 31, 2011 and 2010, the Company had net operating loss carry forwards in the United States of America of approximately 2,700,000 and $2,450,000, respectively, which begin to expire in 2029.  The deferred tax asset created by the net operating loss has been offset by a 100% valuation allowance. At March 31, 2011 and 2010, there were no other significant deferred tax assets or deferred tax liabilities.  At March 31, 2011 and 2010, the Company’s operations in the PRC have not generated any significant temporary differences.

Income tax expense consists of the following for the:

	Three months ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)

Current – PRC Enterprise Income Tax	$1,915,380	$1,750,505
Deferred	-	-
Total income tax expenses	$1,915,380	$1,750,505

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the:

	Three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)

U.S. statutory rate	34%	34%
Permanent differences (change in derivative liability)	(10)%	(24)%
Tax holiday	(4)%	(1)%
Effect of statutory rate differentia	(6)%	(1)%
Effective tax rate	14%	8%

Permanent differences are related to gain (loss) on change in the value of derivatives and the extinguishment of the derivatives liabilities.

Effective January 1, 2007, the Company adopted authoritative guidance issued by the FASB for uncertainty in income taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At the date of adoption, and as of March 31, 2011, the Company does not have a liability for unrecognized tax uncertainties except as described below. The Company and its Chinese subsidiaries have never been subject to a tax examination and all years are open to examination by the tax authorities.

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

The Company enjoys certain tax holidays under the New EIT Law. For the three months ended March 31, 2011 and 2010, the tax holidays decreased income tax expense and the benefit of the tax holiday on net income per share (basic) was approximately:

	Three months ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)

Income per common share-basic	$0.51	$1.59
Effect of tax holiday	(0.02)	(0.01)
Pro forma income per common share-basic	$0.48	$1.58

11.	DUE TO RELATED PARTY

Amounts due to related parties at March 31, 2011 and December 31, 2010 consisted of an advance from Mr. Baowen Ren, Chairman, CEO, and Director of the Company  of $48,457.  The amounts due are non-interest bearing, unsecured, and due on demand.

12.	COMMITMENTS AND CONTINGENCIES

Coal inventory purchase commitments

In November and December 2010, we entered into agreements with four coal mines (Tongchuan Mining Department Yu Hua Coal Mine, Tongchuan Yaozhou District Zhaojin Town Xinyuan Coal Mine, Coal Sales Sub-Co of Tie Fa Coal Industry (Group) Company Limited, and Fushun Teng Da Wash Coal Company Limited) to purchase approximately 750,000 tons of wash clean coal for approximately $75,485,000 (RMB 494,300,000) to be delivered in 2011.   In January 2011, we entered into agreements with a coal mine (Shen Mu Zheng Chang Coal Ltd) to purchase approximately 350,000 tons of wash clean coal for approximately $47,035,000 (RMB 308,000,000) to be delivered in 2011.

During the first quarter ended March 31, 2011, 211,246 tons of wash clean coal for approximately $21,551,870 (RMB 141,128,113) were purchased.  The balance of the purchase commitments of $100,967,000 (RMB 661,718,887) will be due on delivery of the coal during 2011.

Capital expenditure commitments

On March 10, 2011, the Company entered into an agreement to purchase an additional production line for the Guangdong facility for approximately $10.4 million (RMB 69.5 million).  In April, 2011, we paid $3.2 million advance for the production line. The balance of $7.2 million is expected to be paid when the machinery is delivered and installed in August 2011 in accordance with the contract terms. The Company also expects to spend approximately $3.0 million by August 2011 for construction costs related to the production line.

We have entered into an agreement with Tongchuan City Investment and Development Co., Ltd. ("TCID") to develop a new heat supply company for the purpose of providing heating for the new district in Tongchuan. TCID has stated that 15 new heat supply plants will need to be built to supply an area of 16.4 million square meters. The plants are expected to be built and operational over five to seven years, and as of March 31, 2011, no operations or construction had commenced.  The newly formed heat supply company will require an investment of $12.5 million by TCID, for which it will receive an 85% stake in the new company, and $2.2 million by Suo'ang New Energy, for which it will receive a 15% stake in the new company.  The Company estimates the $2.2 million investment will be made in 2011.

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

13.           SUBSEQUENT EVENTS

Legal Proceedings

On May 6, 2011, a shareholder class action complaint was filed against the Company and certain of its present and former officers and directors for alleged violations of federal securities laws.  The plaintiff seeks damages in an unspecified amount for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The plaintiff claims that the Company's SEC filings during the period between April 6, 2009, and May 5, 2011, contain materially false and misleading statements regarding the Company's revenues and operations.  The action is pending in the United States District Court for the Central District of California and is styled, Plaintiff Gary Redwen v.  Sino Clean Energy, Inc., Baowen Ren, Wen Fu, Albert Ching-Hwa Pu, Hon Wan Chan, Wenjie Zhang, Zhixin Jing, and Peng Zhou, Case No. CV11-03936.

The Company has reviewed the allegations contained in the complaint and believes they are without merit. The Company intends to defend the litigation vigorously. As such, based on the information known to the Company to date, we do not believe that it is probable that a material judgment against the Company will result and no liability has been accrued.

On May 9, 2011, the Company filed a complaint in the Supreme Court of the State of New York against Geoinvesting LLC, an individual calling himself "Alfred Little", the owners of the web site called Seeking Alpha, and unidentified persons acting with, for, or through them. The suit seeks, among other relief, $55 million in compensatory damages and $10 million in punitive damages resulting from the defendants' fraud, defamation, and tortious interference with the Company’s business relationships.

Warrants exercised during March 31 2011 and May 13, 2011

On May 4, 2011, the Company issued 186,667 shares and received $280,000 upon the exercise of warrants by the warrant holder. The warrants were originally issued in connection with convertible debt issued in 2008.

ITEM 2                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of the Company's Annual Report on Form 10-K filed with the SEC on April 5, 2011.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

After establishing as a dominant supplier in our current markets of Shan’xi and Shenyang, we are targeting large CWSF customers in Guangdong, as the province is one of the most economically developed in China, and has the largest consumer capacity for CWSF in China, according to Beijing Zhongjing Zongheng Information and Consulting Center. In early March of 2011, the City Government of Dongguan passed the Dongguan City Program for Removing and Upgrading Small- and Medium-Size Coal-Burning Boilers, clearly prescribing that small- and medium-size coal-burning boilers of up to and including 10 steam-tons (boiler power scale) must be removed. With the implementation of this policy, we believe that the demand for coal water slurry in Dongguan City will increase rapidly in the next year and a half.

In January 2011, two new production lines at the Guangdong facility became operational, with a total capacity of 300,000 metric tons. We plan to add a third production line in Guangdong with capacity of 750,000 metric tons in August 2011. The additional 750,000 metric tons of capacity in Guangdong is expected to require capital expenditures of approximately $13.6 million for the construction of production facilities. We intend to expand our total annual production capacity to 1,900,000 metric tons by the end of 2011.

Since we commenced production in Dongguan in January, 2011, we have signed 9 customers for 40.44 tons(contract demand) combined by May, 2011.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits.  For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year. As of March 31, 2011 and 2010, accounts receivable were net of allowances of zero and zero, respectively.

Derivative financial instruments

The Company evaluates all of its financial instruments, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a Monte-Carlo Simulation Model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated t the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated.

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Revenue	$33,780,732	$24,509,004
Cost of goods sold	(21,281,408)	(14,400,177)
Gross profit	12,499,324	10,108,827
Selling expenses	1,527,466	911,079
General and administrative expenses	1,031,542	719,182
Income from operations	9,940,316	8,478,566
Other income (expenses)
Interest expense	-	(10,444,563)
Interest income	44,187	12,871
Gain on extinguishment of derivative liability	-	28,404,181
Change in fair value of derivative liabilities	4,010,630	(4,239,929)
Total other income (expenses)	4,054,817	13,732,560
Income/ (loss) before provision for income taxes	13,995,133	22,211,126
Provision for income taxes	1,915,380	1,750,505
Net income (loss)	$12,079,753	$20,460,621

Three month period ended March 31, 2011 as compared to three month period ended March 31, 2010

Revenue. During the three-month period ended March 31, 2011, we had revenues from sales of our coal-water slurry fuel of $33,780,732 as compared to revenues of $24,509,004 during the three-month period ended March 31, 2010, representing an increase of 38%.  This significant increase is primarily attributable to the increased production from the new 300,000 metric ton production line added in January 2011 in Guangdong which led to an increase in sales to customers. We sold 290,934 metric tons as of March 31, 2011 as compared to 225,031 metric tons as at March 31 2010. At March 31, 2011 we had 47 customers under CWSF supply agreements totaling approximately 1,200,000 metric tons per year, as compared to 30 customers totaling approximately 600,000 tons of CWSF per year as at March 31 , 2010. Our sales and number of customers in the 2011 as compared to 2010 are indicative of the growing market acceptance of CWSF.

Cost of Goods Sold. Cost of goods sold, consisting of raw materials, direct labor and manufacturing overhead, depreciation of plant and machinery, was $21,281,408 for the three-month period ended March 31, 2011, as compared to $14,400,177 for the same period in 2010, representing an increase of 48%. The increase in cost of goods sold is in line with our increase in sales. However, gross profit margin decreased from 41% in 2010 to 37% in 2011 mainly as a result of i) lower selling price to our largest customer, Shenyang Haizhong Heat Resource, Ltd. due to government regulation on its heating price to residential users; and ii) much higher purchase price of coal in Guangdong which increased our cost of production; iii) higher depreciation costs on the machinery and plant of our Guangdong facility.

Selling Expenses. Selling expenses totaled $1,527,466 for the three-month period ended March 31, 2011, as compared to $911,079 for the three-month period ended March 31, 2010, representing an increase of 68%. This increase is mainly attributable to increased transportation costs as a result of the growth of our business in 2011.

General and Administrative Expenses. General and administrative expenses totaled $1,031,542 for the three-month period ended March 31, 2011, as compared to $719,182 for the three-month period ended March 31, 2010, representing an increase of 43%. This increase was primarily caused by our expansion in operation and the increased expenses related to our company being a public company.

Other Income (expense). Other income totaled $4,054,817 for the three-month period ended March 31, 2011, mainly as the result of the gain in change of fair value of the derivative liabilities of $4,010,630 as compared to other income of $13,732,560 for the three-month period ended March 31, 2010, primarily caused by the loss on change in fair value of derivative liabilities of $(4,239,929) and interest expenses $(10,444,563)  which was partially set off by the gain on extinguishment of derivative liability of $28,404,181 in 2010.

Provision for income taxes.    For the three month period ended March 31, 2011 and 2010, our provision for income taxes was $1,915,380 and $1,750,505, respectively. The increase in income taxes reflects the increase in taxable income from our operations in China. For the three months ended March 31, 2011 and 2010, our effective tax rate was 14%  and 8%, respectively, of income before provision for income taxes.  In 2011 and 2010, our effective tax rate reduced by 10% and 24%, respectively, due to change in derivative liability related to financings and derivatives that are classified as permanent differences.  Additionally, in 2011 and 2010, our effective tax rate was reduced by 4% and 1%, respectively, for certain tax holidays that we enjoy in the PRC.

Net Income. We had net income of $12,079,753 for the three-month period ended March 31, 2011, as compared to net income of $20,460,621 for the same period in 2010.  The decrease in net income is primarily attributable to the gain on extinguishment of derivative liability of $28,404,181 in the first quarter of 2010.

Reconciliation of net income (loss) to adjusted earnings

The following table provides a reconciliation of net income (loss) to adjusted earnings

	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)

Net income	$12,079,753	$20,460,621

Non-GAAP adjustments
Amortization of discount on convertible notes	-	8,601,975
Value of shares issued for bonus interest	-	1,864,701
Gain on extinguishment of derivative liability	-	(28,404,181)
Change in fair value of derivative liabilities	(4,010,630)	4,239,929

Non-GAAP Adjusted Earnings (Unaudited)	$8,069,123	$6,763,045

This table excludes from Net Income (loss) certain items related to the change in fair value of these derivatives during the period as well as the extinguishment of a portion of the derivative upon conversion of the notes, and amortization of the valuation discount recorded as interest expense relating to these convertible notes and the fair value of shares issued for bonus interest. The Company believes that these non-GAAP financial measures are useful to investors because they exclude non-cash charges that our management excludes when it internally evaluates the performance of the Company’s business and makes operating decisions, including internal budgeting, and performance measurement, because these measures provide a consistent method of comparison to historical periods. Moreover, management believes these non-GAAP measures reflect the essential operating activities of Sino Clean Energy. Accordingly, management excludes these items when making operational decisions. The Company believes that providing the non-GAAP measures that management uses to its investors is useful to investors for a number of reasons. The non-GAAP measures provide a consistent basis for investors to understand the Company’s financial performance in comparison to historical periods. In addition, it allows investors to evaluate the Company’s performance using the same methodology and information as that used by our management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment of which charges are excluded from the non-GAAP financial measure. However, our management compensates for these limitations by providing the relevant disclosure of the items excluded.

Liquidity and Capital Resources

For the three-month period ended March 31, 2011, we generated $5,055,560 from operating activities, as compared to $11,307,822 that we generated from operating activities for the three-month period ended March 31, 2010.  This decrease is primarily due to the decrease in fair value of derivative liabilities $(4,010,630) and the increase in accounts receivables $(4,592,187).

For the three-month period ended March 31, 2011, we generated $12,910,704 in investing activities, of which $10,639,951 was repayment from related party and $47,751 was used for purchase of a vehicle. For the three-month period ended March 31, 2010, the net cash used in investing activities was $(4,031,585).

For the three-month period ended March 31, 2011, we provided $32,856 from financing activities, which was primarily cash received from exercise of warrants.

As of March 31, 2011, we had cash and cash equivalents of $70,355,170.  Our total current assets were $89,083,569 and our total current liabilities were $18,062,059 which resulted in a net working capital of $71,021,510.

Our contract for the 750,000 metric ton production line to be complete in August, 2011 in Guangdong facility amounts to $10.4 million. In April 2011 we paid $3.2 million and the balance of $7.2 million is expected to be paid when the machinery is delivered and installed in August 2011 in accordance with contract terms.

The company, as authorized by the board of directors on May 9, 2011, will repurchase of up to $20 million of its common shares over the next 12 months.

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

Inflation

We do not believe that inflation has had a material effect on our operations to date.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.

Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011 our disclosure controls and procedures were not effective because of the material weaknesses described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the Company’s internal control over financial reporting during the period covered by this report, our management concluded that our internal control over financial reporting was subject to the following material weaknesses:

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

3. As of March 31, 2011, we have not kept a complete set of ledgers of the parent company. The parent company has been mainly functioning as a pass-through legal entity for financing subsidiary companies that are operating overseas. The parent company’s operations include accounting for equity, derivative and corporate transactions.

The company has hired Ernst &Young (Beijing) to consult on SOX 404 compliance and plans to improve its internal control over financial reporting process by consulting with Ernst &Young and apply proper measures on risk management.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

During the quarter ended March 31, 2011, we were not a party to any legal or administrative proceedings and were not aware of any pending or threatened legal or administrative proceedings filed against us in all material aspects during this period. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

ITEM 1A.	RISK FACTORS

This information has been omitted based on the Company’s status as a smaller reporting company.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	REMOVED AND RESERVED

ITEM 5	OTHER INFORMATION

None.

ITEM 6                      EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

(a)           Exhibits:
Exhibit No.	Description
10.1	Director Offer Letter by and between the Company and Mr. Gang Sheng, dated as of March 4, 2011 (1)
10.2	Director Offer Letter by and between the Company and Mr. Zhixin Jing, dated as of March 7, 2011 (2)
10.3	Director Offer Letter by and between the Company and Mr. Brock Silvers, dated as of April 15, 2011 (3)
10.4	Director Offer Letter by and between the Company and Mr. Joseph Levinson, dated as of April 27, 2011 (4)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2011 and incorporated herein by reference.

(2) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011 and incorporated herein by reference.

(3) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2011 and incorporated herein by reference.

(4) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2011
SINO CLEAN ENERGY INC.

By:	/s/ Baowen Ren
Name: Baowen Ren
Title: Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Director Offer Letter by and between the Company and Mr. Gang Sheng, dated as of March 4, 2011 (1)
10.2	Director Offer Letter by and between the Company and Mr. Zhixin Jing, dated as of March 7, 2011 (2)
10.3	Director Offer Letter by and between the Company and Mr. Brock Silvers, dated as of April 15, 2011 (3)
10.4	Director Offer Letter by and between the Company and Mr. Joseph Levinson, dated as of April 27, 2011 (4)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2011 and incorporated herein by reference.

(2) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011 and incorporated herein by reference.

(3) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2011 and incorporated herein by reference.

(4) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2011 and incorporated herein by reference.