Form 10-Q
period 2011-06-30
Sino Clean Energy Inc
filed 2011-08-15
CIK 1120096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ❑

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

Yes ☐  No ☑

As of July 31, 2011, 23,781,546 shares of the issuer’s common stock, par value $0.001, were outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1                  FINANCIAL STATEMENTS

Sino Clean Energy Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$61,067,550	$52,055,857
Accounts receivable, net of allowance for doubtful accounts of $1,083,006 and $0 at June 30, 2011 and December 31, 2010, respectively	12,970,771	3,856,941
Inventories	1,786,422	1,261,334
Prepaid inventories	9,320,158	10,242,878
Prepaid and other current assets	216,911	51,048
Due from related party-Suo’ang BST	-	10,307,912
Note receivable	300,000	-
Land use right – current portion	115,188	40,079
Total current assets	85,777,000	77,816,049

Land use right – non-current portion	5,419,156	1,799,889
Property, plant and equipment, net	19,309,714	13,609,932
Deposit on land use rights, plant and equipment	3,225,806	9,409,091
Goodwill	762,018	762,018
Total assets	$114,493,694	$103,396,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,387,273	$1,560,183
Payable on plant acquisition	186,138	-
Taxes payable	1,411,904	3,329,844
Mortgage payable – current portion	5,691	5,450
Amount due to director	48,457	48,457
Derivative liabilities	1,081,179	14,555,027
Total current liabilities	4,120,642	19,498,961

Mortgage payable –non-current portion	160,600	160,095
Total liabilities	4,281,242	19,659,056

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 30,000,000 shares authorized, 23,677,034 and 23,452,270 issued and outstanding as of June 30, 2011 and December 31, 2010 respectively	23,654	23,452
Additional paid-in capital	66,881,558	66,567,560
Treasury stock, at cost, 321,100 and 0 shares, respectively	(799,423)	-
Retained earnings	34,019,456	9,221,924
Statutory reserves	4,739,048	4,739,048
Accumulated other comprehensive income	5,348,159	3,185,939
Total shareholders’ equity	110,212,452	83,737,923
Total liabilities and shareholders’ equity	$114,493,694	$103,396,979

See accompanying notes to the condensed consolidated financial statements

Sino Clean Energy Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Other Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenue	$23,017,357	$24,149,761	$56,798,089	$48,658,765

Cost of goods sold	(14,878,987)	(14,779,016)	(36,160,395)	(29,179,193)

Gross profit	8,138,370	9,370,745	20,637,694	19,479,572

Selling expenses	1,294,452	1.136,019	2,821,918	2,047,098
General and administrative expenses	2,512,591	626,053	3,544,133	1,345,235

Income from operations	4,331,327	7,608,673	14,271,643	16,087,239

Other income (expense)
Interest and finance cost	-	(13,591)	-	(10,458,154)
Interest income	71,712	19,353	115,899	32,224
Gain on extinguishment of derivative liability	482,837	-	482,837	28,404,181
Change in fair value of derivative liabilities	8,980,381	2,862,263	12,991,011	(1,377,666)
Sundry income	-	4,688	-	4,688

Total other income (expense)	9,534,930	2,872,713	13,589,747	16,605,273

Income before provision for income taxes	13,866,257	10,481,386	27,861,390	32,692,512

Provision for income taxes	1,148,478	1,540,627	3,063,858	3,291,132

Net income	12,717,779	8,940,759	24,797,532	29,401,380

Other comprehensive income
Foreign currency translation adjustment	1,243,991	269,266	2,162,220	281,472

Comprehensive income	$13,961,770	$9,210,025	$26,959,752	$29,682,852

Weighted average number of shares
-Basic	23,593,887	16,557,000	23,593,887	14,714,742
-Diluted	23,593,887	19,216,041	23,593,887	17,161,540

Income (loss) per common share
- Basic	$0.54	$0.54	$1.05	2.00
- Diluted	$0.54	$0.47	$1.05	$1.71

See accompanying notes to the condensed consolidated financial statements

Sino-Clean Energy, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended June 30, 2011
(Unaudited)

							Accumulated
			Additional				other
	Common Stock		paid-in	Treasury	Statutory	Retained	comprehensive
	Share	Amount	capital	stock	reserve	earnings	income	Total
Balance, January 1, 2011	23,452,270	$23,452	$66,567,560	$-	$4,739,048	$9,221,924	$3,185,939	$83,737,923
Share issued for exercise of warrants and options	224,764	202	313,998	-	-	-	-	314,200
Purchase of treasury stock				(799,423)				(799,423)
Net income	-	-	-	-	-	24,797,532	-	24,797,532
Foreign currency translation gain	-	-	-	-	-	-	2,162,220	2,162,220
Balance, June 30, 2011	23,677,034	$23,654	$66,881,558	$(799,423)	$4,739,048	$34,019,456	$5,348,159	$110,212,452

See accompanying notes to the condensed consolidated financial statements

Sino Clean Energy Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$24,797,532	$29,401,380
Adjustments to reconcile net income to cash provided by operating activities :
Depreciation and amortization	1,483,020	1,008,832
Amortization of discount on convertible notes	-	8,601,975
Fair value of vested stock options	-	18,152
Fair value of common stock issued for repayment of interest expense	-	1,864,701
Change in fair value of derivative liabilities	(12,991,011)	1,377,666
Gain on extinguishment of derivative liability	(482,837)	(28,404,181)
Bad debt expense	1,072,124	-

Change in operating assets and liabilities :
Accounts receivable	(10,247,498)	(6,215,393)
Inventories	(541,636)	147,892
Prepaid inventories	788,335	672,922
Prepaid and other current assets	(166,533)	287,106
Prepaid sales taxes	-	138,495
Accounts payable and accrued expenses	33,697	236,559
Taxes payable	(1,874,253)	1,111,028
Net cash provided by operating activities	1,870,940	10,247,134

Cash flows from investing activities:
Deposits on land use rights, plant and equipment	(3,193,396)	(97,320)
Repayment from related party- Suo’ang BST	10,172,674	-
Purchase of property, plant and equipment	(1,280,304)	(2,606,556)
Note receivable	(300,000)	-
Net cash provided by (used in) investing activities	5,398,974	(2,703,876)

Cash flows from financing activities:
Prepayment and deposits related to deferred offering costs	-	(652,053)
Cash received from exercise of warrants and options	314,200	173,980
Repayment of mortgage payable	(2,752)	-
Purchase of treasury stock	(799,423)	-
Net cash used in financing activities	(487,975)	(478,073)

Effect of foreign currency translation	2,229,754	207,596

Net increase in cash and cash equivalents	9,011,693	7,272,781

Cash and cash equivalents, beginning of period	52,055,857	18,302,558
Cash and cash equivalents, end of period	$61,067,550	$25,575,339

Supplemental Disclosure Information:
Cash paid for taxes	$8,857,920	$2,641,771

Supplemental non-cash investing and financing activities:
Deposits applied to purchase of land use rights, property, plant and equipment	$9,285,645	$-
Issuance of shares upon conversion of convertible notes	$-	$10,217,000

See accompanying notes to the condensed consolidated financial statements

Sino Clean Energy Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2011 and 2010

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

On October 20, 2006 we consummated a share exchange transaction with Hangson, a British Virgin Islands company, the stockholders of Hangson and a majority of our stockholders. We issued a total of 2,600,000 shares of our common stock to the Hangson shareholders and a consultant in the transaction, in exchange for 100% of the common stock of Hangson. As a result of the transaction we became engaged in the CWSF business, through the operations of Suo'ang BST and Suo'ang New Energy. On January 4, 2007, we changed our name from "Endo Networks, Inc." to "China West Coal Energy Inc.", and then on August 15, 2007, we changed our name again to our present name, Sino Clean Energy Inc.

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

In August 2010, the Group through its subsidiary, Suoke Clean Energy, signed an agreement with Dongguan Clean Energy Water Coal Mixture Company (“Dongguan Clean Energy”) to purchase all its equity interest.  At the time, the assets and liabilities of Dongguan Clean Energy consisted primarily of a business license to manufacture and distribute CWSF in Guangdong, which the Company began to use effective January 1, 2011.

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

The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries Wiscon, Tongchuan Suoke Clean Energy, Shaanxi Suo’ang New Energy, Shenyang Suo’ang New Energy and Dongguan Clean Energy Water Coal  Mixture Company.  Intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Those estimates and assumptions include estimates for allowance for doubtful accounts, inventory valuation, impairment consideration, and assumptions used in the valuation of derivative liabilities.

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

Cost of goods sold

Expenses which comprise cost of goods sold are the direct cost of raw materials (coal, ferrous sulfate, and coal water mixture chemicals), the costs incurred to get the raw materials to our production plants, salaries of production workers, electricity use for production equipment, water used for production, and manufacturing overhead. Manufacturing overhead includes materials, depreciation and amortization related to property, plant, and equipment used directly in production of inventory, rent related to plant used directly in the production of inventory, and other such costs associated with preparing our CWSF for sale. For the three and six month periods ended June 30, 2011 and 2010, cost of goods sold was $14,878,987, $14,779,016, $36,160395, and $29,179,193, respectively.

The transportation costs of shipping CWSF to our customers of $1,259,764, $1,118,572, $2,771,586, and $2,015,330 for the three and six month periods ended June 30, 2011 and 2010, respectively, are included in selling expenses on the condensed consolidated statements of income and other comprehensive income.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits.  For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable are recognized and carried at the original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year. During the three month period ended June 30, 2011, the Company recorded bad debt expense of $1,072,124 to provide an allowance for accounts receivable related to customers who had stopped using the Company for deliveries of CWSF or who have become slow, based on historical experience, in payment of amounts due to the Company. As of June 30, 2011, the allowance for doubtful accounts was $1,083,006. As of December 31, 2010 there was no bad debt allowance for accounts receivable.

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

Depreciation or amortization for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20 years
Plant and machinery	10 years to 13 years
Office equipment	5 years
Vehicles	3 years

Land use rights

According to the law of China, the government owns all the land in China.  Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government.  Land use rights are amortized using the straight-line method over the related lease terms of 50 years.

Goodwill

The Company accounts for acquisition of business in accordance with guidance issued by the Financial Accounting Standards Board (“FASB).  Goodwill is not amortized; rather, goodwill is assessed for impairment at least annually.  The Company tests goodwill by using a two-step process.  In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  Based on management’s assessment, there were no indicators of impairment of recorded goodwill at June 30, 2011.

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

Based upon management’s assessment, there were no indicators of impairment of the Company’s long lived assets as of June 30, 2011 or 2010, respectively.

Comprehensive income

Under authoritative guidance of the FASB on reporting comprehensive income, disclosure of all components of comprehensive income and loss on an annual and interim basis is required.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  The Company had other comprehensive income of $2,162,220 and $281,472 for the six months ended June 30, 2011 and 2010, respectively, from foreign currency translation adjustments.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2011 and December 31, 2010:

	June 30, 2011 (unaudited)
	Level 1	Level 2	Level 3	Total

Fair value of warrants	$-	$-	$1,081,179	$1,081,179
	$-	$-	$1,081,179	$1,081,179

	December 31, 2010
	Level 1	Level 2	Level 3	Total

Fair value of warrants	$-	$-	$14,555,027	$14,555,027
	$-	$-	$14,555,027	$14,555,027

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

Income (loss) per common share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The diluted earnings (loss) per share calculation give effect to all potentially dilutive common shares outstanding during the period using the treasury stock method for warrants and options. As of June 30, 2011, common stock equivalents were composed of warrants convertible into 2,893,284 shares of the Company’s common stock and options convertible into 65,000 shares of the Company’s common stock. For the three and six month periods ended June 30, 2011, respectively, common equivalent shares have been excluded from the calculation of earnings per share as their effect is anti-dilutive.

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Numerator
Net income	$12,717,779	$8,940,759	$24,797,532	$29,401,380

Denominator
Weighted average shares outstanding-basic	23,593,887	16,557,000	23,593,887	14,714,742
Effect of dilutive instruments:
Warrants and options	-	2,659,041	-	2,446,798
Weighted average shares outstanding-diluted	23,593,887	19,216,041	23,593,887	17,161,540

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

	June 30, 2011	December 31, 2010	June 30, 2010

Period end RMB : US$ exchange rate	6.4635	6.6000	6.7909

Average period end RMB : US$ exchange rate	6.5291	6.7690	6.8251

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

Research and Development

Research and development costs are expensed as incurred.  For the six months ended June 30, 2011 and 2010, there were $147,732 and $147,518 research and   development expenses recorded and are included in the general and administrative expenses in the accompanying condensed consolidated statements of income and other comprehensive income.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured trade accounts receivable.

Cash denominated in RMB with a US dollar equivalent of $60,758,146 and $23,096,032 at June 30, 2011 and December 31, 2010, respectively, was held in accounts at financial institutions located in the PRC.  In addition, the Company maintains funds in bank accounts in the US which at times may exceed the federally insured balance of $250,000.  The Company and its subsidiaries have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

For the six months ended June 30, 2011, one customer, Shenyang Haizhong Heat Resource, Ltd., (“Haizhong Heating”) accounted for 22% of sales and 8% of accounts receivable. (See Note 12).

For the six months ended June 30, 2011, Shen Heng Group accounted for 10% of sales and accounted for 21% of accounts receivable.  At June 30, 2011 there were no other customers that accounted for 10% or more of accounts receivable.

For the six months ended June 30, 2010, one customer, Haizhong Heating accounted for 47% of sales and 68% of accounts receivable.  For the six months ended June 30, 2010, there were no other customers who accounted for 10% or more of sales.

For the six months ended June 30, 2011, four vendors accounted for 90% of the Company’s total purchases  (35%, 20%, 20% and 15% respectively), and accounted for 100% of prepaid coal (47%, 26%, 23% and 4% respectively).  One vendor accounted for 20% of account payable and accrued expenses. At December 31, 2010, three vendors accounted for 90% of prepaid coal (36%, 32% and 22% respectively).  For the six months ended June 30, 2010, three vendors accounted for 85% of total purchases (33%, 30% and 22% respectively).  At June 30, 2010, two vendors accounted for 100% of accounts payable and one vendor accounted for 92% of prepaid coal.

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

Recently issued accounting pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no effect on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.           NOTE RECEIVABLE

On May 3, 2011, the Company issued a note receivable for $300,000. The note was unsecured, bore interest at 10% per annum, and was due July 3, 2011. The note and applicable accrued interest was repaid in August 2011.

4.           INVENTORIES

	June 30, 2011 (unaudited)	December 31, 2010
Inventories consist of the following at:
Raw materials	$1,429,745	$858,887
Finished goods	356,677	402,447
	$1,786,422	$1,261,334

Prepaid Inventories

The Company has contracts with coal mines to deliver coal for use in the production of CWSF. At times, the Company makes payments in advance of delivery and accounts for these prepayments as prepaid inventory.  At June 30, 2011 and December 31, 2010, prepaid inventories totaled $9,320,158 and $10,242,878, respectively.

5.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011 (unaudited)	December 31, 2010

Buildings	$5,122,027	$3,016,094
Plant and machinery	19,560,251	14,493,705
Office equipment	85,066	80,880
Vehicles	204,025	153,138

	24,971,369	17,743,817
Less: Accumulated depreciation and amortization	(5,661,655)	(4,133,885)

	$19,309,714	$13,609,932

At June 30, 2011, the Company had made a deposit of $3,225,804 on a 750,000 ton production line that will be installed in Guangdong during the fourth quarter of  2011.

At December 31, 2010, the Company had made deposits for land use rights, plant and equipment totaling $9,409,091 for its new facility in Dongguan, Guangdong province.   The deposits were reclassified to land use rights, plant and equipment when the Guangdong facility was completed in January 2011.

For the six months ended June 30, 2011 and 2010, depreciation expense was $1,280,304 and $989,410, respectively.

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

7.           DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity's own stock. Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The strike price of the warrants issued by the Company in connection with certain convertible note offerings made during 2008 and 2009 are exercisable at $1.50 to $2.85 per share, and contain exercise prices that may fluctuate based on the occurrence of future offerings or events. Additionally, the strike price of the warrants is denominated in US dollars, a currency other than the Company's functional currency, the RMB. As a result, theses warrants are not considered indexed to the Company's own stock. The FASB's guidance requires the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of income.

At June 30, 2011 and December 31, 2010, derivative liabilities were made up of the following values as determined by a Monte-Carlo Simulation Model with the following assumptions:

	June 30, 2011 (unaudited)	December 31, 2010

Warrants:
Risk-free interest rate	0.04% to 0.27%	0.53%
Expected volatility	96.98% to 148.5%	111.14%
Expected life (in years)	0.33years to 1.33years	1.83 years
Expected dividend yield	-	-

Fair Value:
Warrants	1,081,179	14,555,027
	$1,081,179	$14,555,027

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

For the six months ended June 30, 2011 and 2010, change in derivative liability was a gain of $12,991,011 and a loss of $(1,377,666)  respectively.

8.           COMMON STOCK

During the six months ended June 30, 2011, the Company issued 201,667 shares of common stock upon exercise of options and warrants for total proceeds of $314,200.

On May 9, 2011, the Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock. During the 3 month period ended June 30, 2011, the Company purchased 321,100 shares of common stock for $799,423.

During the six months ended June 30, 2011, warrants to purchase 54,631 shares of the Company's common stock were exercised on a cashless basis, and pursuant to the warrant agreement, the Company issued 23,097 shares of the Company's common stock.

9.           WARRANTS AND OPTIONS

At June 30, 2011, outstanding warrants and options were as follows:

	Number of Shares under Warrants and Options	Weighted Average Exercise Price
Warrants and options outstanding at January 1, 2011	3,214,582	$2.50
Warrants and options granted	-	-
Warrants and options expired	-	-
Warrants and options exercised	(256,298)	$2.28
Warrants and options outstanding at June 30, 2011	2,958,284	$2.72

The following table summarizes information about warrants and options outstanding at June 30, 2011, all of which were fully vested:

Outstanding and Exercisable Warrants and Options
Exercise price	Number of shares under warrants and options	Weighted average remaining contractual life (years)
$1.50	416,636	0.33
$2.28	195,857	1.33
$2.85	1,260,527	1.00
$2.85	1,020,264	1.05
$4.35	10,000	0.31
$5.70	5,000	0.90
$7.98	50,000	0.74
$2.72	2,958,284

At June 30, 2011, the warrants and options outstanding and exercisable had no intrinsic value.

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

The Company has not recorded a provision for U.S. federal income tax for the six months ended June 30, 2011 and 2010 due to a net operating loss carry forward in the United States of America.  At June 30, 2011 and 2010, the Company had net operating loss carry forwards in the United States of America of approximately $3,970,000 and $2,450,000, respectively, which begin to expire in 2029.  The deferred tax asset created by the net operating loss has been offset by a 100% valuation allowance. At June 30, 2011 and 2010, there were no other significant deferred tax assets or deferred tax liabilities.  At June 30, 2011 and 2010, the Company’s operations in the PRC have not generated any significant temporary differences.

    Income tax expense consists of the following for the:

	Three months ended June 30 (unaudited)		Six months ended June 30 (unaudited)
	2011	2010	2011	2010
Current-PRC Enterprise Income Tax	$1,148,478	$1,540,627	3,063,858	3,291,132
Deferred tax	-	-	-	-
Total income tax expense	$1,148,478	$1,540,627	3,063,858	3,291,132

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the:

	Three months ended		Six months ended
	June 30		June 30
	(unaudited)		(unaudited)
	2011	2010	2011	2010
U.S. statutory rate	34%	34%	34%	34%
Permanent differences	(21)%	(9)%	(16)%	(17)%
Tax holiday	(2)%	(3)%	(3)%	(2)%
Effect of statutory rate differential	(3)%	(7)%	(4)%	(5)%
Effective tax rate	8%	15%	11%	10%

Permanent differences are related to gain (loss) on change in the value of derivatives and the extinguishment of the derivatives liabilities.

Effective January 1, 2007, the Company adopted authoritative guidance issued by the FASB for uncertainty in income taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At the date of adoption, and as of June 30, 2011, the Company does not have a liability for unrecognized tax uncertainties except as described below. The Company and its Chinese subsidiaries have never been subject to a tax examination and all years are open to examination by the tax authorities.

The Company was delinquent in filing its U.S. federal income tax returns for its taxable years ended September 30, 2007 and 2008 and information reports for its bank accounts located in the PRC for 2006, 2007, and 2008. There is no U.S taxable income for the applicable years and the Company believes that its failure to file the information reports was not willful. Accordingly, no provision has been made for U.S. income taxes and the Company has recorded its estimate of total penalties that may be assessed for the delinquent U.S. tax returns and reports in the accompanying consolidated financial statements. There was no delinquency in 2009 and 2010 US tax filings.

The Company enjoys certain tax holidays under the New EIT Law. For the six months ended June 30, 2011 and 2010, the tax holidays decreased income tax expense and the benefit of the tax holiday on net income per share (basic) was approximately:

	Three months ended June 30 (unaudited)		Six months ended June 30 (unaudited)
	2011	2010	2011	2010

Income per common share-basic	$0.54	$0.54	$1.05	$2.00
Effect of tax holiday	(0.01)	(0.01)	(0.09)	(0.01)
Pro forma income per common share-basic	$0.53	$0.53	$0.96	$1.99

11.         DUE TO RELATED PARTY

Amount due to related parties at June 30, 2011 and December 31, 2010 consisted of advances from Mr. Baowen, Chairman, CEO and Director of the Company of $48,457. The advances due are non-interest bearing, unsecured, and due on demand.

12.         COMMITMENTS AND CONTINGENCIES

Coal inventory purchase commitments

In November, December 2010 and January 2011, we entered into agreements with five coal mines (Tongchuan Mining Department Yu Hua Coal Mine, Tongchuan Yaozhou District Zhaojin Town Xinyuan Coal Mine, Coal Sales Sub-Co of Tie Fa Coal Industry (Group) Company Limited, Fushun Teng Da Wash Coal Company Limited and Shen Mu Zheng Chang Coal Limited) to purchase approximately 1,100,000 tons of washed clean coal for approximately $122,880,000 (RMB 802,300,000) to be delivered in 2011.  The purchase price of coal from two of the coal mines, Yu Hua Coal Mine and Xinyuan Coal Mine, specifically, increased about 5% starting from June 1, 2011.

During the six months ended June 30, 2011, 322,991 tons of wash clean coal purchased under the agreements referenced above in the amount of approximately $34,831,428 (RMB 227,417,113) were purchased.  The balance of the purchase commitments of $88,049,214 (RMB 574,882,125) will be due on delivery of the coal during 2011.

Capital expenditure commitments

On March 10, 2011, the Company entered into an agreement to purchase an additional production line for the Guangdong facility for approximately $10.4 million (RMB 69.5 million).  In April, 2011, we paid $3.2 million advance for the production line. The balance of $7.2 million was expected to be paid when the machinery was to be delivered and installed in August 2011 in accordance with the contract terms. The delivery of the production line has been postponed until December 31, 2011 because of the vendor’s inability to secure funds from a bank loan to cover the increase in the price of steel to manufacture the production line. The Company also expects to spend approximately $3.0 million by December 2011 for construction costs related to the production line.

We have entered into an agreement with Tongchuan City Investment and Development Co., Ltd. ("TCID") to develop a new heat supply company for the purpose of providing heating for the new district in Tongchuan. TCID has stated that 15 new heat supply plants will need to be built to supply an area of 16.4 million square meters. The plants are expected to be built and operational over five to seven years, and as of June 30, 2011, no operations or construction had commenced.  The newly formed heat supply company will require an investment of $12.5 million by TCID, for which it will receive an 85% stake in the new company, and $2.2 million by The Company, for which it will receive a 15% stake in the new company. At this time the project has been delayed due to central government review of local government investments in local projects.

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

Shenyang Facility

The Company has an exclusive agreement with Haizhong Heating through October 2012 to supply it with CWSF.  Haizhong Heating is the sole supplier of heat to the commercial and residential customers in the new economic zone in Shenyang, Liaoning Province.  During the first quarter of 2011, we agreed to reduce the selling price to Haizhong Heating approximately 8% from March 1, 2011 through October 31, 2012 due to government regulation on its heating price to residential users. On April 20, 2011, Haizhong Heating notified us that due to government requirements, it had to change a pipeline in certain areas of the “Ming Fa” real estate development project.  The modification was originally estimated to take approximately only two months to complete during the second quarter of 2011, and during such time Haizhong Heating would suspend operation of its CWSF boilers.  Haizhong Heating accounted for more than 80% of our Shengyang facility’s production volume prior to April 2011. Due to the cessation of the Haizhong Heating CWSF boiler operation and the suspension of its business during the pipeline modification, it became uneconomical for the Shengyang facility to continue operations for only a small number of customers, which represented less than 20% of revenues at Shenyang.  As a result, our Shengyang facility ceased operations in late April 2011. On June 17, 2011, we received an updated notification from Haizhong Heating stating it needed to extend the modification period to the end of September, 2011. We plan to resume production at the end of September of 2011 when Haizhong Heating resumes its operations. The total reduction in revenue for the six months ending on June 30, 2011 was approximately $8.35 million, based on a reduction of approximately 65,477 metric tons, compared with the same period of 2010.

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

13.         SUBSEQUENT EVENTS

Equity Acquisition

On July 11, 2011, Sino Clean Energy, Inc (the “Company”) entered into an Equity Acquisition Agreement (the “Agreement”) to purchase 100% of the outstanding equity interest in Crown Energy Limited (“Crown Energy”) from Mr. Zhongrui Deng, the sole stockholder. Crown Energy owns 60% of the equity interest in Nanhai Clean Energy Fuel Co., Ltd., a company primarily engaged in the production and sale of clean energy coal-water slurry fuel.

Pursuant to the terms of the Agreement, the Company will engage a valuation expert chosen by the parties to appraise the value of Crown Energy’s assets.  The parties will then determine the purchase price of the equity interest and determine the payment terms, with all such terms to be memorialized in a supplemental agreement.  The Agreement also provides that the current management of Crown Energy and its board of directors will be reappointed after the consummation of the acquisition. The acquisition is expected to be completed by the end of 2011.

Warrants exercised during July 2011

On July 18, 2011, the Company issued 104,512 shares of common stock for $156,768 upon the exercise of warrants by a warrant holder. The warrants were originally issued in connection with convertible debt issued in 2008.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Sino Clean Energy Inc. is a holding company that, through its subsidiaries, is a commercial producer and distributor of coal-water slurry fuel (“CWSF”) in China. CWSF is a clean fuel that consists of fine coal particles suspended in water.  Our CWSF products are mainly used to fuel boilers and furnaces to generate steam and heat for residential and industrial applications.  We sell our products in China and our customers include industrial, commercial, residential and government organizations. Our strong reputation in the CWSF industry in China, together with our established track record for consistently delivering products in large quantities, has enabled us to expand our customer base.  We primarily use washed coal to produce CWSF. We acquire the raw materials for each of our production facilities primarily from three nearby coal mines.  We have established strong relationships with our suppliers and our ability to purchase large quantities of raw materials has allowed us to achieve favorable pricing and delivery terms.

We have been targeting large CWSF customers in Guangdong, as the province is one of the most economically developed in China, and has the largest consumer capacity for CWSF in China, according to Beijing Zhongjing Zongheng Information and Consulting Center. In early March of 2011, the City Government of Dongguan passed the Dongguan City Program for Removing and Upgrading Small- and Medium-Size Coal-Burning Boilers, clearly prescribing that small- and medium-size coal-burning boilers of up to and including 10 steam-tons (boiler power scale) must be removed. With the implementation of this policy, we believe that the demand for coal water slurry in Dongguan City will increase rapidly in the next year and a half.

In January 2011, two new production lines at the Guangdong facility became operational, with a total capacity of 300,000 metric tons. We plan to add a third production line in Guangdong with capacity of 750,000 metric tons in December 2011. The additional 750,000 metric tons of capacity in Guangdong is expected to require capital expenditures of approximately $13.6 million for the construction of production facilities. We intend to expand our total annual production capacity to 1,900,000 metric tons by the end of 2011.

Since we commenced production in Dongguan in January, 2011, we have signed 9 customers for 404,400 tons (contract demand) combined

Shengyang Facility

Haizhong Heating accounted for more than 80% of our Shengyang facility’s production volume in 2011 and 2010. On April 20, 2011, Haizhong Heating notified us that due to government requirements, it has to change a pipeline in certain areas of the “Ming Fa” real estate development project.  The modification was originally estimated to take approximately only two months to complete during the second quarter of 2011, and during such time Haizhong Heating would stop operating its CWSF boilers. On June 17, 2011, we received an updated notification from Haizhong Heating stating it needed to extend the modification period to the end of September 2011.

Due to the cessation of the Haizhong Heating CWSF boiler operation and the suspension of its business during the pipeline modification, it has become uneconomical for the Shengyang facility to continue operations for only a small number of customers, which represented only less than 20% of revenues at Shenyang.  As a result, since receiving the notification, our Shengyang facility ceased operations in late April 2011.  We plan to resume production at the end of September of 2011 when Haizhong Heating resumes its operation. The total reduction in revenue due to the suspension of operations for the three months ended June 30, 2011 was approximately $7,436,306 based on a reduction of approximately 53,000 metric tons, compared with the same period of 2010. The total reduction in revenue for the six months ending on June 30, 2011 was approximately $8.35 million, based on a reduction of approximately 65,477 metric tons, compared with the same period of 2010.

Tongchuan Facility

In an effort to fight against inflation, the central government has tightened the cash supply and as a result, some small business enterprises have encountered difficulty in obtaining banks loans for working capital. In the Tongchuan area, four customers have had difficulty obtaining bank loans to continue their business with our subsidiary, Suo'ang New Energy.  Suo'ang New Energy also lost five customers to a new competitor in the second quarter of 2011. The total reduction in revenue from the loss of business with these nine customers for the three months ended June 30, 2011 was approximately $2,434,893 based on a reduction of approximately 21,155 metric tons, compared with the same period of 2010. The total reduction in revenue for the six months ended on June 30, 2011 was approximately $5.8 million, based on a reduction of approximately 53,066 metric tons, compared with the same period of 2010.

Critical Accounting Policies and Estimates

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Those estimates and assumptions include estimates for allowance for doubtful accounts, inventory valuation, impairment consideration, and assumptions used in the valuation of derivative liabilities.

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

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year. During the three month period ended June 30, 2011, the Company recorded bad debt expense of $1,072,124 to provide an allowance for accounts receivable related to customers who had stopped using the Company for deliveries of CWSF or who have become slow, based on historical experience, in payment of amounts due to the Company. As of June 30, 2011, we accrued $1,083,006 bad debt allowance for accounts receivable. As of June 30, 2010, there was no bad debt allowance for accounts receivable.

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

Recently issued accounting pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no effect on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Results of Operations

Three month period ended June 30, 2011 as compared to the three month period ended June 30, 2010

The following tables set forth key components of our results of operations for the periods indicated.

	Three months ended June 30
	2011	2010
	(unaudited)	(unaudited)
Revenue	$23,017,357	$24,149,761
Cost of goods sold	(14,878,987)	(14,779,016)
Gross profit	8,138,370	9,370,745
Selling expenses	1,294,452	1,136,019
General and administrative expenses	2,512,591	626,053
Income from operations	4,331,327	7,608,673
Other income (expenses)
Interest expense	-	(13,591)
Interest income	71,712	19,353
Gain on extinguishment of derivative liability	482,837	-
Change in fair value of derivative liabilities	8,980,381	2,862,263
Sundry income	-	4,688
Total other income	9,534,930	2,872,713
Income before provision for income taxes	13,866,257	10,481,386
Provision for income taxes	1,148,478	1,540,627
Net income	$12,717,779	$8,940,759

Revenue. During the three-month period ended June 30, 2011, we had revenues from sales of our coal-water slurry fuel of $23,017,357 as compared to revenues of $24,149,761 during the three-month period ended June 30, 2010, representing a decrease of 5%.  This decrease is primarily attributable to a decrease in sales to our major customer, Haizhong Heating, which, due to modification of a pipeline  in certain areas of the “Ming Fa” real estate development project due to government requirements in the second quarter of 2011, suspended operation of its CWSF boilers.  The reduction in sales volume due to this business interruption is 53,000 metric tons compared with the same period of 2010.  In addition, Shanxi Suo’ang New Energy has lost five customers to a new competitor in the second quarter of 2011. Another four customers experienced difficulties in obtaining bank loans to continue business with us. The reduction in sales volume because of these customers was 21,155 metric tons as compared with sales in same period of 2010.

Increased production from the new 300,000 metric ton production line added in January 2011 in Guangdong led to an increase in production capacity, but the decrease in sales to a major customer, Haizhong Heating, decreased our total sales to customers. We sold 187,833 metric tons as of June 30, 2011 as compared to 226,986 metric tons as at June 30 2010. At June 30, 2011 we had 48 customers under CWSF supply agreements totaling approximately 1,200,000 metric tons per year, as compared to 43 customers totaling approximately 600,000 tons of CWSF per year as at June 30, 2010.

Cost of Goods Sold. Cost of goods sold, consisting of raw materials, direct labor and manufacturing overhead, depreciation of plant and machinery, was $14,878,987 for the three-month period ended June 30, 2011, as compared to $14,779,016 for the same period in 2010, representing an increase of 1%. The increase in cost of goods sold is due to higher purchase price of coal. Gross profit margin decreased from 39% in 2010 to 35% in 2011 mainly as a result of (i) lower selling price to our largest customer, Shenyang Haizhong Heat Resource, Ltd. due to government regulation on its heating price to residential users; (ii) the significantly higher purchase price for coal in Guangdong which increased our cost of production; and (iii) higher depreciation costs on the machinery and plant of our Guangdong facility.

Selling Expenses. Selling expenses totaled $1,294,452 for the three-month period ended June 30, 2011, as compared to $1,136,019 for the three-month period ended June 30, 2010, representing an increase of 14%. This increase is mainly attributable to increased transportation costs and marketing cost due to an increased number of customers.

General and Administrative Expenses. General and administrative expenses totaled $2,512,591 for the three-month period ended June 30, 2011, as compared to $626,053 for the three-month period ended June 30, 2010, representing an increase of 301%. This increase was primarily due to the bad debt expense of $1,072,124, the expansion of our operations and the increased expenses related to our company being a public company.

Other Income (expense). Other income totaled $9,534,930 for the three-month period ended June 30, 2011, comprised primarily of a gain in change of fair value of the derivative liabilities of $8,980,381, as compared to other income of $2,872,713 for the three-month period ended June 30, 2010, which was caused by the gain in change in fair value of derivative liabilities of $2,862,263.

Provision for income taxes.    For the three-month period ended June 30, 2011 and 2010, our provision for income taxes was $1,148,478 and $1,540,627, respectively. The decrease in income taxes reflects the decrease in taxable income from our operations in China. For the three-month periods ended June 30, 2011 and 2010, our effective tax rate was 8% and 15%, respectively, on income before provision for income taxes.  In 2011 and 2010, our effective tax rate reduced by 21% and 9%, respectively, due to the change in derivative liability related to financings and derivatives that are classified as permanent differences.  Additionally, in 2011 and 2010, our effective tax rate was reduced by 2% and 3%, respectively, for certain tax holidays that we enjoy in the PRC.

Net Income. We had net income of $12,717,779 for the three-month period ended June 30, 2011, as compared to net income of $8,940,759 for the same period in 2010.  The increase  in net income is primarily attributable to the gain in fair value  of derivative liability of $8,980,381 in the three-month period ended June 30, 2011.

Six month period ended June 30, 2011 as compared to the six month period ended June 30, 2010

The following tables set forth key components of our results of operations for the periods indicated.

	Six months ended June 30
	2011	2010
	(unaudited)	(unaudited)
Revenue	$56,798,089	$48,658,765
Cost of goods sold	(36,160,395)	(29,179,193)
Gross profit	20,637,694	19,479,572
Selling expenses	2,821,918	2,047,098
General and administrative expenses	3,544,133	1,345,235
Income from operations	14,271,643	16,087,239
Other income (expenses)
Interest expense	-	(10,458,154)
Interest income	115,899	32,224
Gain on extinguishment of derivative liability	482,837	28,404,181
Change in fair value of derivative liabilities	12,991,011	(1,377,666)
Sundry income	-	-
Total other income (expenses)	13,589,747	16,605,273
Income/ (loss) before provision for income taxes	27,861,390	32,692,512
Provision for income taxes	3,063,858	3,291,132
Net income (loss)	$24,797,532	$29,401,380

Revenue. During the six-month period ended June 30, 2011, we had revenues from sales of our coal-water slurry fuel of $56,798,089 as compared to revenues of $48,658,765 during the six-month period ended June 30, 2010, representing an increase of 17%.  This increase is primarily attributable to increased production from the new 300,000 metric ton production line added in January 2011 in Guangdong, which led to an increase in sales to customers.  We sold 478,756 metric tons as of June 30, 2011, as compared to 452,288 metric tons as at June 30, 2010. At June 30, 2011, we had 38 active customers under CWSF supply agreements totaling approximately 1,090,000 metric tons per year, as compared to 30 customers totaling approximately 600,000 tons of CWSF per year as at June 30, 2010. Our sales and number of customers in the 2011 as compared to 2010 are indicative of the growing market acceptance of CWSF.

Cost of Goods Sold. Cost of goods sold, consisting of raw materials, direct labor and manufacturing overhead, depreciation of plant and machinery, was $36,160,395 for the six-month period ended June 30, 2011, as compared to $29,179,193 for the same period in 2010, representing an increase of 24%. The increase in cost of goods sold is in line with our increase in sales. However, gross profit margin decreased from 40% in 2010 to 36% in 2011, mainly as a result of ( i)a  lower selling price to our largest customer, Shenyang Haizhong Heat Resource, Ltd. due to new government regulations on heating prices to residential users; (ii) the significantly higher purchase price for coal in Guangdong, which increased our cost of production; and (iii) higher depreciation costs on the machinery and plant of our Guangdong facility.

Selling Expenses. Selling expenses totaled $2,821,918 for the six-month period ended June 30, 2011, as compared to $2,047,098 for the six-month period ended June 30, 2010, representing an increase of 38%. This increase is mainly attributable to increased transportation costs as a result of the growth of our business in the first half of 2011.

General and Administrative Expenses. General and administrative expenses totaled $3,544,133 for the six-month period ended June 30, 2011, as compared to $1,345,235 for the six-month period ended June 30, 2010, representing an increase of 163%. This increase was primarily caused by bad debt expense of $1,072,124, our expansion in operations and increased expenses related to our company being a public company.

Other Income (expense). Other income totaled $13,589,747 for the six-month period ended June 30, 2011, mainly as comprised of a gain in change of fair value of the derivative liabilities of $12,991,011, as compared to other income of $16,605,273 for the six-month period ended June 30, 2010, primarily caused by the gain in change in fair value of derivative liabilities of $12,991,011 in the first half of 2011. The loss on change in fair value of derivative liabilities of $(1,377,666) and interest expenses $(10,458,154)  was partially set off by the gain on extinguishment of derivative liability of $28,404,181 in the six-month period ended June 30, 2010.

Provision for income taxes.    For the six month period ended June 30, 2011 and 2010, our provision for income taxes was $3,063,858 and $3,291,132, respectively. The decrease in income taxes reflects the decrease in taxable income from our operations in China. For the six months ended June 30, 2011 and 2010, our effective tax rate was 11% and 10%, respectively, of income before provision for income taxes.  In 2011 and 2010, our effective tax rate reduced by 16% and 17%, respectively, due to change in derivative liability related to financings and derivatives that are classified as permanent differences.  Additionally, in 2011 and 2010, our effective tax rate was reduced by 3% and 2%, respectively, for certain tax holidays that we enjoy in the PRC.

Net Income. We had net income of $24,797,532 for the six-month period ended June 30, 2011, as compared to net income of $29,401,380 for the same period in 2010.  The decrease in net income is primarily attributable to the gain on extinguishment of derivative liability of $28,404,181 in the first half of 2010.

Reconciliation of net income to adjusted earnings

The following table provides a reconciliation of net income to adjusted earnings

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	12,717,779	8,940,759	24,797,532	29,401,380

Non-GAAP adjustments
Amortization of discount on convertible notes	-	-	-	8,593,453
Value of shares issued for bonus interest				1,864,701
Gain on extinguishment of derivative liability	(482,837)	-	(482,837)	(28,404,181)
Change in fair value of derivative liabilities	(8,980,381)	(2,862,263)	(12,991,011)	1,377,666

Non-GAAP Adjusted Earnings (Unaudited)	$3,254,561	$6,078,496	$11,323,684	$12,833,019

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

Liquidity and Capital Resources

For the six-month period ended June 30, 2011, we provided $1,870,940 to operating activities, as compared to $10,247,134 that we generated from operating activities for the six-month period ended June 30, 2010.  This decrease in cash generated is primarily due to the decrease in fair value of derivative liabilities $(12,991,011) and the increase in accounts receivables $(10,247,498).

For the six-month period ended June 30, 2011, we generated $5,398,974 in investing activities, of which $10,172,674 was repayment from related party and $(3,193,396) was used for prepayment of purchase of plant and  equipment. For the six-month period ended June 30, 2010, the net cash used in investing activities was $(2,703,876).

For the six-month period ended June 30, 2011, we used $(487,975) from financing activities, which was primarily payment on common stock repurchase $(799,423) which is partially off-set by the cash received from exercise of warrants and options.

As of June 30, 2011, we had cash and cash equivalents of $61,067,550.  Our total current assets were $85,777,000 and our total current liabilities were $4,120,642 which resulted in a net working capital of $81,656,358.

Our contract for the 750,000 metric ton production line in our Guangdong facility, which was originally scheduled to be completed in August 2011, amounted to $10.4 million. In April 2011, we paid $3.2 million of this amount, and the balance of $7.2 million is expected to be paid when the machinery is delivered and installed in December 2011 in accordance with certain amendments to the original contract.

During the three months ended June 30, 2011, the Company recorded bad debt expense of $1,072,124 related to customers who had stopped using the Company or who had become slow in payment of accounts receivable.

On May 9, 2011, the Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock.  As of June 30, 2011, 321,100 shares for $799,423, has been repurchased.

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

Inflation

In an effort to fight against inflation, the central government has tightened the cash supply and as a result, some small business enterprises have encountered difficulties in getting bank loans for working capital. In the Tongchuan area, four customers have experienced difficulties in obtaining bank loans to continue business with our subsidiary, Suo'ang New Energy. The total reduction in revenue from the loss of business with these four customers for the three months ended June 30, 2011 was approximately $1,249,000, based on a reduction of approximately 7,329 metric tons compared with the same period of 2010. However, the total increase in revenue from business with these four customers for the six months ended June 30, 2011 was approximately $109,953, even though sale volume was reduced by approximately 7,256 metric tons as compared with the same period of 2010. This is because the sales price for CWSF in the first quarter rose due to the increase in coal price.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.

Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011 our controls and procedures were not effective because of the material weaknesses described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the Company’s internal control over financial reporting during the period covered by this report, our management concluded that our internal controls over financial reporting were subject to the following material weaknesses:

 1. Although we have hired additional accounting and operations personnel, we are still in the progress of developing proper financial reporting procedures and policies for (i) accounting for complex and non-routine transactions, (ii) closing our financial statements at the end of a period, and (iii) disclosure requirements and processes for SEC reporting.

2. As a small company, we do not have sufficient personnel to set up adequate review functions at each reporting level .

3. As of June 30, 2011, we have not kept a complete set of ledgers of the parent company. The parent company has been mainly functioning as a pass-through legal entity for financing subsidiary companies that are operating overseas. The parent company’s operations include accounting for equity, derivative and corporate transactions.

Changes in Internal Controls Over Financial Reporting

During the quarter ended June 30, 2011, we failed to obtain prior approval from our board of directors for a loan that was made outside the course of ordinary business. The Company intends to work with its audit committee to implement additional internal controls guidelines to establish procedures for obtaining proper board approval for all transactions made outside the course of ordinary business.

Other than as described above, there were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company has hired Ernst &Young (Beijing) to consult on SOX 404 compliance and plans to improve its internal control over financial reporting process by consulting with Ernst &Young and apply proper measures on risk management. We are in the progress of implementing recommended controls by Ernst & Young (Beijing).

PART II

OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

On May 6, 2011, a shareholder class action complaint was filed against the Company and certain of its present and former officers and directors for alleged violations of federal securities laws.  The plaintiff seeks damages in an unspecified amount for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The plaintiff claims that the Company's SEC filings during the period between April 6, 2009, and May 5, 2011, contain materially false and misleading statements regarding the Company's revenues and operations.  The action is pending in the United States District Court for the Central District of California and is titled, Plaintiff Gary Redwen v.  Sino Clean Energy, Inc., Baowen Ren, Wen Fu, Albert Ching-Hwa Pu, Hon Wan Chan, Wenjie Zhang, Zhixin Jing, and Peng Zhou, Case No. CV11-03936.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to our approved Company stock purchase program, the Company and its affiliates made the following repurchases of our equity securities during the second quarter of 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
April 1 through April 30, 2011	-	-	-
May 1 through May 31, 2011	259,500	2.5919	259,500
June 1 through June 30, 2011	61,600	1.8401	61,600
Total	321,100	2.3413		$19,248,208.57	(1)

(1) Based on the previously announced $20 million repurchase plan.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                (REMOVED AND RESERVED)

ITEM 5.                OTHER INFORMATION

None.

ITEM 6                 EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

(a)           Exhibits:
Exhibit No.	Description
10.1	Amendment to Director Offer Letter by and between the Company and Mr. Brock Silvers, dated as of May 19, 2011.
10.2	Crown Energy Acquisitions Agreement by and between the Company and Zhongrui Deng, dated as of July 11, 2011. (1)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2011
SINO CLEAN ENERGY INC.

By:	/s/ Baowen Ren
Name: Baowen Ren
Title: Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment to Director Offer Letter by and between the Company and Mr. Brock Silvers, dated as of May 19, 2011.
10.2	Crown Energy Acquisition Agreement by and between the Company and Zhongrui Deng, dated as of July 11, 2011. (1)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011, and incorporated herein by reference.