Form 10-Q/A
period 2011-06-30
Sino Clean Energy Inc
filed 2011-08-23
CIK 1120096

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). *Yes ❑  No ❑*The registrant has not yet been phased into the interactive data requirements.

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Sino Clean Energy Inc.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarterly period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 15, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

ITEM 6.                      EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

(a)           Exhibits:

Exhibit No.	Description
10.1	Amendment to Director Offer Letter by and between the Company and Mr. Brock Silvers, dated as of May 19, 2011.(2)
10.2	Crown Energy Acquisitions Agreement by and between the Company and Zhongrui Deng, dated as of July 11, 2011. (1)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
32.1	Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101
I The following financial statements from Yongye International Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited); (iv) the Consolidated Statements of Cash Flows (unaudited); and, (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

*Filed herewith. Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s original Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 23, 2011
SINO CLEAN ENERGY INC.

By:	/s/ Baowen Ren
Name: Baowen Ren
Title: Chief Executive Officer