Form 10-Q
period 2011-09-30
Sino Clean Energy Inc
filed 2011-11-18
CIK 1120096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to                  .

Commission File Number 001-34773

SINO CLEAN ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	75-2882833

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 1502, Building D, Wangzuo International City Building
No. 1 Tangyuan Road, Gaoxin District
Xi’an, Shaanxi Province, People’s Republic of China
(Address of Principal Executive Offices Including Zip Code)

+86 29 8844-7960
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).

Yes ☐  No ☒

As of November 10, 2011, 23,863,701 shares of the issuer’s common stock, par value $0.001, were outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Sino Clean Energy Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$59,410,230	$52,055,857
Accounts receivable, net of allowance for doubtful accounts of $1,083,006 and $0 at September 30, 2011 and December 31, 2010, respectively	12,152,648	3,856,941
Inventories	2,158,712	1,261,334
Prepaid inventories	14,547,285	10,242,878
Prepaid and other current assets	41,370	51,048
Due from related party-Suo’ang BST	-	10,307,912
Land use right – current portion	75,200	40,079
Total current assets	88,385,445	77,816,049

Land use right – non-current portion	5,499,758	1,799,889
Property, plant and equipment, net	18,823,510	13,609,932
Deposit on land use rights, plant and equipment	6,263,308	9,409,091
Goodwill	762,018	762,018
Total assets	$119,734,039	$103,396,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	2,844,059	1,560,183
Taxes payable	1,829,071	3,329,844
Mortgage payable – current portion	5,762	5,450
Amount due to director	48,454	48,457
Derivative liabilities	659,949	14,555,027
Total current liabilities	5,387,295	19,498,961

Mortgage payable –non-current portion	161,208	160,095
Total liabilities	5,548,503	19,659,056

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 30,000,000 shares authorized, 23,863,701 and 23,452,270 issued and outstanding as of September 30, 2011 and December 31, 2010 respectively	23,841	23,452
Additional paid-in capital	67,291,387	66,567,560
Treasury stock, at cost, 321,100 and 0 shares, respectively	(799,423)	-
Retained earnings	37,288,125	9,221,924
Statutory reserves	4,739,048	4,739,048
Accumulated other comprehensive income	5,642,558	3,185,939
Total shareholders’ equity	114,185,536	83,737,923
Total liabilities and shareholders’ equity	$119,734,039	$103,396,979

See accompanying notes to the condensed consolidated financial statements

Sino Clean Energy Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Other Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenue	$17,150,169	$24,913,134	$73,948,258	$73,571,899

Cost of goods sold	(11,415,576)	(15,269,720)	(47,575,971)	(44,448,913)

Gross profit	5,734,593	9,643,414	26,372,287	29,122,986

Selling expenses	852,075	1,156,147	3,673,993	3,203,245
General and administrative expenses	1,229,089	579,837	4,773,222	1,925,072

Income from operations	3,653,429	7,907,430	17,925,072	23,994,669

Other income (expense)
Interest and finance cost	(5,437)	(5,735)	(5,437)	(10,459,201)
Interest income	77,695	29,889	193,594	62,113
Gain on extinguishment of derivative liability	3,107,884	-	3,590,721	28,404,181
Change in fair value of derivative liabilities	(2,686,654)	(970,813)	10,304,357	(2,348,479)

Total other income (expense)	493,488	(946,659)	14,083,235	15,658,614

Income before provision for income taxes	4,146,917	6,960,771	32,008,307	39,653,283

Provision for income taxes	878,248	1,349,424	3,942,106	4,640,556

Net income	3,268,669	5,611,347	28,066,201	35,012,727

Other comprehensive income
Foreign currency translation adjustment	294,399	67,493	2,456,619	348,965

Comprehensive income	$3,563,068	$5,678,840	$30,522,820	$35,361,692

Weighted average number of shares
-Basic	23,499,604	16,703,844	23,482,939	15,385,062
-Diluted	23,499,604	18,780,537	23,482,939	18,668,856

Income (loss) per common share
- Basic	$0.14	$0.34	$1.20	$2.28
- Diluted	$0.14	$0.30	$1.20	$1.88

See accompanying notes to the condensed consolidated financial statements

Sino-Clean Energy, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended September 30, 2011
(Unaudited)
							Accumulated
							other
	Common Stock		Additional	Treasury	Statutory	Retained	comprehensive
	Share	Amount	paid-in capital	Stock	Reserve	earnings	income	Total
Balance, January 1, 2011	23,452,270	$23,452	$66,567,560	-	$4,739,048	$9,221,924	$3,185,939	$83,737,923
Share issued for exercise of warrants and options	411,431	389	593,827	-	-	-	-	594,216
Purchase of treasury stock	-	-	-	(799,423)	-	-	-	(799,423)
Fair value of vested stock options	-	-	130,000	-	-	-	-	130,000
Net income	-	-	-	-	-	28,066,201	-	28,066,201
Foreign currency translation gain	-	-	-	-	-	-	2,456,619	2,456,619
Balance, September 30, 2011	23,863,701	$23,841	$67,291,387	(799,423)	$4,739,048	$37,288,125	$5,642,558	$114,185,536

See accompanying notes to the condensed consolidated financial statements

Sino Clean Energy Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$28,066,201	$35,012,727
Adjustments to reconcile net income to cash provided by operating activities :
Depreciation and amortization	2,221,025	1,593,325
Amortization of discount on convertible notes	-	8,601,975
Fair value of vested stock options	130,000	34,152
Fair value of common stock issued for repayment of interest expense	-	1,864,701
Change in fair value of derivative liabilities	(10,304,357)	2,348,479
Gain on extinguishment of derivative liability	(3,590,721)	(28,404,181)
Bad debt expense	1,072,124	-

Change in operating assets and liabilities :
Accounts receivable	(9,478,656)	171,480
Inventories	(930,043)	(418,740)
Prepaid inventories	(4,569,666)	(86,835)
Prepaid and other current assets	8,356	269,146
Tax recoverable	-	138,984
Accounts payable and accrued expenses	1,324,280	(491,938)
Taxes payable	(1,414,540)	644,310
Net cash provided by operating activities	2,534,003	21,277,585

Cash flows from investing activities:
Deposits on land use rights, plant and equipment	(6,262,212)	(2,239,737)
Repayment from related party- Suo’ang BST	10,172,674	-
Purchase of property, plant and equipment	(1,280,304)	(2,621,605)
Issuance of note receivable	(300,000)	-
Collection of note receivable	300,000	-
Net cash provided by (used in) investing activities	2,630,158	(4,861,342)

Cash flows from financing activities:
Prepayment and deposits related to deferred offering costs	-	(652,053)
Cash received from exercise of warrants	594,216	263,256
Proceed of mortgage payable	-	163,135
Repayment of mortgage payable	(2,636)	(2,039)
Purchase of treasury stock	(799,423)	-
Net cash used in financing activities	(207,843)	(227,701)

Effect of foreign currency translation	2,398,055	(143,004)

Net increase in cash and cash equivalents	7,354,373	16,045,538

Cash and cash equivalents, beginning of period	52,055,857	18,302,558
Cash and cash equivalents, end of period	$59,410,230	$34,348,096

Supplemental Disclosure Information:
Cash paid for taxes	$4,948,779	$4,296,422

Supplemental non-cash investing and financing activities:
Deposits applied to purchase of land use rights, property, plant and equipment	$9,285,645	$-
Increase in property, plant and equipment and accounts payable and accrued expenses	$-	$1,175,144
Issuance of shares upon conversion of convertible notes	$-	$10,217,000

See accompanying notes to the condensed consolidated financial statements

Sino Clean Energy Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the nine months ended September 30, 2011 and 2010

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

Hangson was a holding company that controlled Suo’ang BST and Suo’ang BST’s 80%-owned subsidiary Suo’ang New Energy, through a series of contractual arrangements. The remaining 20% of Suo’ang New Energy was owned by Mr. Peng Zhou, a member of our board of directors and, at that time, the chief operating officer of Suo’ang BST. Suo’ang BST, through Suo’ang New Energy, commenced CWSF production in July 2007. Although Hangson was entitled to acquire the remaining 20% of Suo’ang New Energy from Mr. Zhou, the transfer was not completed and Mr. Zhou remained as the record shareholder of Suo’ang New Energy.

In 2009, we effected a reorganization of our corporate structure in order to make Suo’ang New Energy a wholly-owned subsidiary which included entering into a series of agreements transferring the contractual arrangements, through which Hangson controlled Suo’ang BST, to Suoke Clean Energy.

On September 15, 2009, Suo’ang BST and Hangson entered into a share transfer agreement with Suoke Clean Energy pursuant to which Suo’ang BST and Hangson agreed to transfer 100% of the equity interests in Suo’ang New Energy to Suoke Clean Energy. However, since Mr. Zhou still owned 20% of Suo’ang New Energy, on November 10, 2009, Suo’ang BST and Hangson entered into a subsequent share transfer agreement with Suoke Clean Energy to transfer 80% of Suo’ang New Energy’s equity interests to Suoke Clean Energy and, Mr. Zhou, with Hangson’s consent, entered into a share transfer agreement with Suoke Clean Energy to transfer the remaining 20% equity interest of Suo’ang New Energy. On November 12, 2009, Suo’ang New Energy received a new business license from the Tongchuan Administration for Industry and Commerce, which reflected that the acquisition of 100% of the equity of Suo’ang New Energy by Suoke Clean Energy had been completed. As a result we were able, through Suoke Clean Energy, to own 100% of the equity interests of Suo’ang New Energy.

On October 12, 2009, Suo’ang New Energy established a wholly-owned subsidiary to conduct the CWSF business in Shenyang, Liaoning Province. On December 31, 2009, we entered into a series of termination agreements to terminate the contractual arrangements by and among Suoke Clean Energy, Suo’ang BST and certain stockholders of Suo’ang BST. We no longer needed to keep such contractual arrangements in place due to the fact that Suo’ang BST was no longer engaged in any substantial business operations. In connection with the termination agreements, certain assets held by Suo’ang BST, such as office equipment, vehicles, bank deposits, and accounts receivable, were transferred to Suoke Clean Energy. Employees of Suo’ang BST signed new employment contracts with Suoke Clean Energy. All rights and obligations under certain business operation agreements and research and development contracts between Suo’ang BST and third parties were assigned to Suo’ang New Energy. Hangson has had no substantive operations of its own after the transfer and termination of the contractual arrangements.

Effective May 7, 2010, the Company announced a reverse stock split pursuant to which each ten shares of Company’s common stock then issued and outstanding was automatically converted into one share of the Company’s common stock. All share and per share amounts in the accompanying condensed consolidated financial statements have been adjusted to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

In August 2010, the Company acquired all the outstanding capital stock of Dongguan Clean Energy Water Coal Mixture Company (“Dongguan Clean Energy”).  At the time, the assets and liabilities of Dongguan Clean Energy consisted primarily of a business license to manufacture and distribute CWSF in Guangdong, which the Company began to use in January 2011.

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

Cost of goods sold

Expenses which comprise cost of goods sold are the direct cost of raw materials (coal, ferrous sulfate, and coal water mixture chemicals), the costs incurred to get the raw materials to our production plants, salaries of production workers, electricity use for production equipment, water used for production, and manufacturing overhead. Manufacturing overhead includes materials, depreciation and amortization related to property, plant, and equipment used directly in production of inventory, rent related to plants used directly in the production of inventory, and other such costs associated with preparing our CWSF for sale. For the three month period ended September 30, 2011 and 2010, cost of goods sold was $11,415,576 and $15,269,720 respectively. For the nine month period ended September 30, 2011 and 2010, cost of goods sold was $47,575,971, and $44,448,913 respectively.

The transportation costs of shipping CWSF to our customers of $803,836 and $1,262,115 for the three month period ended September 30, 2011and 2010 respectively and $3,575,422 and $3,511,414 for the nine month period ended September 30, 2011 and 2010 respectively, are included in selling expenses on the condensed consolidated statements of income and other comprehensive income.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits.  For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable are recognized and carried at the original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that an adjustment to the bad debt allowance should be made, this is recorded as a change in estimate in the current year. As of September 30, 2011, the allowance for doubtful accounts was $1,083,006. As of December 31, 2010 there was no allowance for doubtful accounts.

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

Goodwill

The Company accounts for acquisition of business in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”).  Goodwill is not amortized; rather, goodwill is assessed for impairment at least annually.  The Company tests goodwill by using a two-step process.  In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  Based on management’s assessment, there were no indicators of impairment of recorded goodwill at September 30, 2011.

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

Based upon management’s assessment, there were no indicators of impairment of the Company’s long lived assets as of September 30, 2011 or 2010.

Comprehensive income

Under authoritative guidance of the FASB on reporting comprehensive income, disclosure of all components of comprehensive income and loss on an annual and interim basis is required.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  For the nine months ended September 30, 2011 and 2010, the Company had other comprehensive income of $2,456,619 and $348,965, respectively, from foreign currency translation adjustments. For the three months ended September 30, 2011 and 2010, the Company had other comprehensive income of $294,399 and $67,493, respectively, from foreign currency translation adjustments.

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

Level 3—Unobservable inputs based on the Company’s assumptions.

The Company is required to use observable market data if available without undue cost and effort.

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2011 and December 31, 2010:

	September 30, 2011 (unaudited)
	Level 1	Level 2	Level 3	Total
Fair value of warrants	$-	$-	$659,949	$659,949

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Fair value of warrants	$-	$-	$14,555,027	$14,555,027

The changes in level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value of Warrants

Balance at January 1, 2011	$14,555,027
Gain on extinguishment of derivatives for the nine month period ended September 30, 2011 on conversion and expiration of 672,935 warrants	(3,590,721)
Fair value adjustment for the nine month period ended September 30, 2011	(10,304,357)
Balance at September 30, 2011	$659,949

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a Monte-Carlo Simulation of Black-Scholers-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Stock based compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board, whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board, whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s common stock option grant is estimated using the Black-Scholes-Merton option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton option pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton option pricing model could materially affect compensation expense recorded in future periods.

Income (loss) per common share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The diluted earnings (loss) per share calculation give effect to all potentially dilutive common shares outstanding during the period using the treasury stock method for warrants and options. As of September 30, 2011, common stock equivalents were composed of warrants convertible into 2,476,647 shares of the Company’s common stock and options convertible into 165,000 shares of the Company’s common stock. For the three and nine month periods ended September 30, 2011, common stock equivalents  have been excluded from the calculation of earnings per share as their effect is anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net income	$3,268,669	$5,611,437	$28,066,201	$35,012,727
Denominator
Weighted average shares outstanding-basic	23,499,604	16,703,844	23,482,939	15,385,062
Effect of dilutive instruments:
Warrants and options	-	2,076,693	-	3,283,794
Weighted average shares outstanding-diluted	23,499,604	18,780,537	23,482,939	18,668,856

Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (“RMB”). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rate as of the balance sheet date. Income and expenditures are translated at the average exchange rate for the period presented.

	September 30, 2011	December 31, 2010	September 30, 2010
Period end RMB : US$ exchange rate	6.3830	6.6000	6.7011
Average period end RMB : US$ exchange rate	6.4859	6.7690	6.8042

The Renminbi (“RMB”) is the functional currency of Tongchuan Suoke Clean Energy, Shaanxi Suo’ang New Energy and Shenyang Suo’ang New Energy (the “Operating Subsidiaries”) as it is the currency of the Peoples Republic of China, which is the primary economic environment the Operating Subsidiaries operate in and the environment in which the Company primarily generates and expends cash.  The strike price of the Company’s options and warrants is denominated in US dollars, a currency other than the Company’s functional currency, the RMB.

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Income taxes

The Company uses an asset and liability approach for financial accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

Research and development

Research and development costs are expensed as incurred.  For the nine months ended September 30, 2011 and 2010, there were $0 and $146,968 research and  development expenses recorded and are included in the general and administrative expenses in the accompanying condensed consolidated statements of income and other comprehensive income.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured trade accounts receivable.

Cash denominated in RMB with a US dollar equivalent of $58,925,232 and $23,096,032 at September 30, 2011 and December 31, 2010, respectively, was held in accounts at financial institutions located in the PRC.  In addition, the Company maintains funds in bank accounts in the US which at times may exceed the federally insured balance of $250,000.  The Company and its subsidiaries have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

For the nine months ended September 30, 2011, one customer, Shenyang Haizhong Heat Resource, Ltd., (“Haizhong Heating”) accounted for 19% of sales and 10% of accounts receivable.  At September 30, 2011 another customer, Xin Xing Industry Group, accounted for  15% of sales and  34% of accounts receivable.  For the nine months ended September 30, 2010,  Haizhong Heating accounted for 37% of sales and 25% of accounts receivable.  For the nine months ended September 30, 2011 and 2010, there were no other customers who accounted for 10% or more of sales or accounts receivable.

For the nine months ended September 30, 2011,four vendors accounted for 90% of the Company’s total purchases  (35%, 26%, 15% and 15% respectively), and accounted for 97% of prepaid coal (40%, 26%, 19% and 12% respectively).  At September 30, 2011, one vendor accounted for 39% of account payable and accrued expenses.. At December 31, 2010, three vendors accounted for 90% of prepaid coal (36%, 32% and 22% respectively).  For the nine months ended September 30, 2010, three vendors accounted for 84% of total purchases (32%, 27% and 25% respectively).  At September 30, 2010, one vendor accounted for 13% of accounts payable and accrued expenses and three vendors accounted for 97% of prepaid coal (38%, 32% and 27% respectively).

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

Recently issued accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no affect on the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  The Company is currently evaluating the affects adoption of ASU 2011-08 may have on its goodwill impairment testing.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.	INVENTORIES

	September 30, 2011 (unaudited)	December 31, 2010
Inventories consist of the following :
Raw materials	$1,351,364	$858,887
Finished goods	807,348	402,447
	$2,158,712	$1,261,334

Prepaid Inventories

The Company has contracts with coal mines to deliver coal for use in the production of CWSF. At times, the Company makes payments in advance of delivery and accounts for these prepayments as prepaid inventory.  At September 30, 2011, December 31, 2010 and September 30, 2010, prepaid inventories totaled $14,547,285, $10,242,878 and $5,644,695, respectively.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011 (unaudited)	December 31, 2010
Buildings	$5,186,624	$3,016,094
Plant and machinery	19,804,698	14,493,705
Office equipment	86,139	80,880
Vehicles	206,597	153,138

	25,284,058	17,743,817
Less: Accumulated depreciation and amortization	(6,460,548)	(4,133,885)

	$18,823,510	$13,609,932

At September 30, 2011, the Company had made a deposit of $3,266,489 (RMB 20,850,000) on a 750,000 ton production line that will be installed in Guangdong during the fourth quarter of 2011 at a total cost of approximately $10.6 million plus approximately $3.0 million for construction costs related to the production line. Also at September 30, 2011, the Company had made a deposit of $2,995,723 (RMB 19,121,700)  for construction of office building, road formation and warehouse facility at the production plant of Tongchuan that is expected to be completed in the early 2012 at total cost of $3,791,000(RMB24,000,000).

At December 31, 2010, the Company had made deposits for land use rights, plant and equipment totaling $9,409,091 (RMB 62,100,000) for its new facility in Dongguan, Guangdong province.  The deposits were reclassified to land use rights, plant and equipment when the Guangdong facility was completed in January 2011.

For the nine months ended September 30, 2011 and 2010, depreciation expense was $2,221,025 and $1,564,103, respectively.

5.	MORTGAGE PAYABLE

In January 2010, the Company agreed to purchase office space for approximately $255,000. The Company paid a deposit of approximately $90,000 and the balance was financed by a mortgage in the amount of approximately $165,000.  The mortgage term commenced on July 1, 2010, is secured by the office space, and is being amortized over a 20 year term, with a fixed interest rate of 4.46%, with interest payments due of approximately $1,000 per month. Principal payments are due as follows: $5,457 due in 2011, $5,706 due in 2012, $5,965 due in 2013, $6,237 due in 2014, $6,521 due in 2015, and $135,114 thereafter up to 2030 at an average of $9,007 per annum.

6.	DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The strike price of the warrants issued by the Company in connection with certain convertible note offerings made during 2008 and 2009 are exercisable at $1.50 to $2.85 per share, and contain exercise prices that may fluctuate based on the occurrence of future offerings or events. Additionally, the strike price of the warrants is denominated in US dollars, a currency other than the Company’s functional currency, the RMB. As a result, theses warrants are not considered indexed to the Company’s own stock. The FASB’s guidance requires the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of income.

At September 30, 2011 and December 31, 2010, derivative liabilities were made up of the following values as determined by a Monte-Carlo Simulation of Black-Scholers-Merton option pricing model with the following assumptions:

	September 30, 2011 (unaudited)	December 31, 2010

Warrants:
Risk-free interest rate	0.08% to 0.11%	0.53%
Expected volatility	107.3% to 135.0%	111.14%
Expected life (in years)	0.18 years to 1.08 years	1.83 years
Expected dividend yield

Fair Value:	$659,949	$14,555,027
Warrants	$659,949	$14,555,027

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

At December 31, 2010, the Company had recorded a derivative liability of $3,590,721 related to the conversion feature of 672,935 warrants.  When the warrants were exercised or expired, the derivative liability was extinguished and a gain on extinguishment of the derivative was recorded.  For the nine months ended September 30, 2011 and 2010, change in derivative liability was a gain of $10,304,357 and a loss of $(2,348,479), respectively.

7.	COMMON STOCK

During the nine months ended September 30, 2011, the Company issued 388,334 shares of common stock upon exercise of options and warrants for total proceeds of $594,216.

On May 9, 2011, the Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock. As of September 30, 2011, the Company had purchased 321,100 shares of common stock for $799,423.

During the nine months ended September 30, 2011, warrants to purchase 54,631 shares of the Company's common stock were exercised on a cashless basis, and pursuant to the warrant agreement, the Company issued 23,097 shares of the Company's common stock.

8.	WARRANTS AND OPTIONS

On August 8, 2011, the Company granted to a director an option to purchase 100,000 shares of common stock.  The options have an exercise price of $1.52 per share, an expiration date of 6 years from the date of grant, and vested immediately.  The Company determined the fair value of the options on the date vested was $130,000 using the Black-Scholes option pricing model with the following assumptions: expected volatility, 124%; risk-free interest rate, 1.4%; expected life of 6 years; and expected dividend yield of 0%. The Company has recorded $130,000 as fair value of the options granted during the nine months ended September 30, 2011.

At September 30, 2011, outstanding warrants and options were as follows:

	Number of Shares under Warrants and Options	Weighted Average Exercise Price
Warrants and options outstanding at January 1, 2011	3,214,582	$2.50
Options granted	100,000	$1.52
Warrants expired	(229,970)	$1.50
Warrants exercised	(442,965)	$1.67
Warrants and options outstanding at September 30, 2011	2,641,647	$2.92

The following table summarizes information about warrants and options outstanding at September 30, 2011, all of which were fully vested:

Outstanding and Exercisable Warrants and Options
Exercise price	Number of shares under warrants and options	Weighted average remaining contractual life (years)
$2.28	195,857	1.08
$2.85	1,260,527	0.75
$2.85	1,020,263	0.80
$1.52	100,000	5.50
$4.35	10,000	0.18
$8.00	5,000	0.78
$7.98	50,000	0.61
$2.92	2,641,647

At September 30, 2011, the warrants and options outstanding and exercisable had no intrinsic value.

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The strike price of the warrants issued by the Company in connection with certain convertible note offerings made during 2008 and 2009 are exercisable at $1.50 to $2.85 per share, and contain exercise prices that may fluctuate based on the occurrence of future offerings or events. Additionally, the strike price of the warrants is denominated in US dollars, a currency other than the Company’s functional currency, the RMB.  As a result, these warrants are not considered indexed to the Company’s own stock.  The FASB’s guidance requires the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of income.

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

The Company has not recorded a provision for U.S. federal income tax for the nine months ended September 30, 2011 and 2010 due to a net operating loss carry forward in the United States of America.  At September 30, 2011 and 2010, the Company had net operating loss carry forwards in the United States of America of approximately $3,970,000 and $2,600,000, respectively, which begin to expire in 2029.  The deferred tax asset created by the net operating loss has been offset by a 100% valuation allowance. At September 30, 2011 and 2010, there were no other significant deferred tax assets or deferred tax liabilities.  At September 30, 2011 and 2010, the Company’s operations in the PRC have not generated any significant temporary differences.

Income tax expense consists of the following for the:

	Three months ended September 30 (unaudited)		Nine months ended September 30 (unaudited)
	2011	2010	2011	2010
Current-PRC Enterprise Income Tax	$878,248	$1,349,424	3,942,106	4,640,556
Deferred tax	-	-	-	-
Total income tax expense	$878,248	$1,349,424	3,942,106	4,640,556

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the:

	Three months ended September 30 (unaudited)		Nine months ended September 30 (unaudited)
	2011	2010	2011	2010
U.S. statutory rate	34%	34%	34%	34%
Permanent differences	(3)%	(5)%	(16)%	(13)%
Tax holiday	2%	1%	2%	(3)%
Effect of statutory rate differential	(12)%	(11)%	(8)%	(6)%
Effective tax rate	21%	19%	12%	12%

Permanent differences are related to gain (loss) on change in the value of derivatives and the extinguishment of the derivatives liabilities.

Effective January 1, 2007, the Company adopted authoritative guidance issued by the FASB for uncertainty in income taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At the date of adoption, and as of September 30, 2011, the Company does not have a liability for unrecognized tax uncertainties except as described below. The Company and its Chinese subsidiaries have never been subject to a tax examination and all years are open to examination by the tax authorities.

The Company was delinquent in filing its U.S. federal income tax returns for its taxable years ended September 30, 2007 and 2008 and information reports for its bank accounts located in the PRC for 2006, 2007, and 2008. There was no U.S. taxable income for the applicable years and the Company believes that its failure to file the information reports was not willful. Accordingly, no provision has been made for U.S. income taxes and the Company has recorded its estimate of total penalties that may be assessed for the delinquent U.S. tax returns and reports in the accompanying consolidated financial statements. There was no delinquency in the Company’s 2009 and 2010 U.S. tax filings.

At December 31, 2010 and 2009, we have provided an accrual of $110,000 in our consolidated balance sheets for a tax provision of $110,000 in our consolidated statement of operations and comprehensive income for the year ended December 31, 2009 for what we believe to be the potential liabilities for the untimely filing of IRS Forms 5471 and IRS Report of Foreign Bank and Financial Accounts. However, the potential liabilities could be the greater of $100,000 or 50% of the balance in the foreign bank account if the IRS were to so determine our failure to file was willful.  We believe the likelihood of the IRS finding our failure to file as being willful is remote.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company enjoys certain tax holidays under the New EIT Law. For the three and nine months ended September 30, 2011 and 2010, the tax holidays decreased income tax expense and the benefit of the tax holiday on net income per share (basic) was approximately:

	Three months ended September 30 (unaudited)		Nine months ended September 30 (unaudited)
	2011	2010	2011	2010
Income per common share-basic	$0.14	$0.34	$1.20	$2.28
Effect of tax holiday	(0.01)	(0.04)	(0.03)	(0.09)
Pro forma income per common share-basic	$0.13	$0.30	$1.17	$2.19

10.	DUE TO RELATED PARTY

Amount due to related parties at September 30, 2011 and December 31, 2010 consisted of advances from Mr. Baowen Ren, Chairman, CEO and Director of the Company of $48,454 and $48,457, respectively. The advances due are non-interest bearing, unsecured, and due on demand.

11.	COMMITMENTS AND CONTINGENCIES

Coal inventory purchase commitments

In November, December 2010 and January 2011, we entered into agreements with five coal mines (Tongchuan Mining Department Yu Hua Coal Mine, Tongchuan Yaozhou District Zhaojin Town Xinyuan Coal Mine, Coal Sales Sub-Co of Tie Fa Coal Industry (Group) Company Limited, Fushun Teng Da Wash Coal Company Limited and Shen Mu Zheng Chang Coal Limited) to purchase approximately 1,100,000 tons of washed clean coal for approximately $122,880,000 (RMB 802,300,000) to be delivered in 2011.  The purchase price for coal from Yu Hua Coal Mine and Xinyuan Coal Mine increased by approximately 5% beginning on June 1, 2011. Yu Hua and Xin Yuan represent 36.3% and 15.8% of the total purchase price respectively. During the nine months ended September 30, 2011, 431,170 tons of wash clean coal purchased under the agreements referenced above in the amount of approximately $43,891,364 (RMB 298,106,991) were purchased.  The balance of the purchase commitments of $78,988,636 (RMB 504,193,009) will be due on delivery of the coal during 2011. It is noted that part of this purchase commitments, if still outstanding as of December 31, 2011, will be paid and become part of our prepaid inventory (See Note 3). As coal price is on a rising trend, management believes that we can resell any unused coal commitments if needed. We also plan to build up our coal inventory at Tongchuan facility as the coal supply in the Tongchuan vicinity becomes tight and coal prices rise significantly as a result of suspension of operations of local coal mines (See Note 12).

On July 20, 2011 the Company entered into a purchase agreement with Tongchuan Hua Neng Commerce and Trading Co. Ltd. for the purchase of 60,000 tons of wash clean coal at $106 (RMB670) per ton, starting in Oct. 2011 with a minimum delivery of 10,000 tons per month. The total contract price is $6,350,000 (RMB 40,200,000) out of which $4,763,000 (RMB 30,150,000) was paid on August 15 2011, and the balance due after completion of the contract.

Capital expenditure commitments

In July 2011, the Company entered into 3 construction contracts with Tongchuan New District Gui Qin Construction Co. Ltd. for the construction of main office building, road formation and coal storage facility, at our Tongchuan facility. The 3 contracts total $3,791,000 (RMB24,000,000).Construction commenced in July 2011 and is expected to be completed in February, 2012 at a total cost of $3,791,000. As of September 30, 2011, the Company had paid a deposit of $2,995,723 on this project (See Note 4).

In March 2011, the Company entered into an agreement to purchase an additional production line for the Guangdong facility for approximately $10.4 million (RMB 69,500,000).  In April 2011, we paid a $3.2 million advance for the production line. The balance of $7.2 million was expected to be paid when the machinery was to be delivered and installed in August 2011 in accordance with the contract terms. The delivery of the production line has been postponed until December 31, 2011 because of the vendor’s inability to secure funds from a bank loan to cover the increase in the price of steel to manufacture the production line. The Company also expects to spend approximately $3.0 million by December 2011 for construction costs related to the production line (See Note 4).

In November 2010, the Company entered into an agreement with Tongchuan City Investment and Development Co., Ltd. (“TCID”) to develop a new heat supply company for the purpose of providing heating for the new district in Tongchuan.  TCID has stated that 15 new heat supply plants will need to be built to supply an area of 16.4 million square meters. The plants are expected to be built and operational over five to seven years, and as of September 30, 2011, no operations or construction had commenced.  The newly formed heat supply company will require an investment of $12.5 million by TCID, for which it will receive an 85% stake in the new company, and $2.2 million by the Company, for which it will receive a 15% stake in the new company. At this time the project has been delayed due to central government review of local government investments in local projects.

In November 2009, the Company entered into a memorandum of understanding with the local government of Nanning, Guangxi Province, pursuant to which we plan to establish a 500,000 metric ton per annum CWSF production facility in the city of Nanning. Due to problems encountered in the verification of land usage rights at this time, this project will most likely be delayed and no construction contracts will be signed pending the clearance of this issue.

Equity Acquisition

On July 11, 2011, the Company entered into an Equity Acquisition Agreement (the “Agreement”) to purchase 100% of the outstanding equity interest in Crown Energy Limited (“Crown Energy”).Crown Energy owns 60% of the equity interest in Nanhai Clean Energy Fuel Co., Ltd., a company primarily engaged in the production and sale of clean energy coal-water slurry fuel. Pursuant to the terms of the Agreement, the Company will engage a valuation expert chosen by the parties to appraise the value of Crown Energy’s assets. The parties will then determine the purchase price of the equity interest and determine the payment terms, with all such terms to be memorialized in a supplemental agreement. The Agreement also provides that the current management of Crown Energy and its board of directors will be reappointed after the consummation of the acquisition. The Company engaged Shaanxi Rongde Law Firm to conduct a comprehensive investigation and evaluation of Nanhai Clean Energy Fuel Co., Ltd’s assets, ownership structure, liabilities, and credit worthiness. This investigation and evaluation is still under progress. The acquisition is expected to be completed in early 2012.

Legal Proceedings

On May 6, 2011, a shareholder class action complaint was filed against the Company and certain of its present and former officers and directors for alleged violations of federal securities laws.  The plaintiff seeks damages in an unspecified amount for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The plaintiff claims that the Company’s SEC filings during the period between April 6, 2009, and May 5, 2011, contain materially false and misleading statements regarding the Company’s revenues and operations.  The action is pending in the United States District Court for the Central District of California and is styled, Plaintiff Gary Redwen v.  Sino Clean Energy, Inc., Baowen Ren, Wen Fu, Albert Ching-Hwa Pu, Hon Wan Chan, Wenjie Zhang, Zhixin Jing, and Peng Zhou, Case No. CV11-03936.

The Company has reviewed the allegations contained in the complaint and believes they are without merit. The Company intends to defend the litigation vigorously. As such, based on the information known to the Company to date, we do not believe that it is probable that a material judgment against the Company will result and no liability has been accrued.

On May 9, 2011, the Company filed a complaint in the Supreme Court of the State of New York against Geoinvesting LLC, an individual calling himself “Alfred Little”, and unidentified persons acting with, for, or through them. The suit seeks, among other relief, $55 million in compensatory damages and $10 million in punitive damages resulting from the defendants’ fraud, defamation, and tortious interference with the Company’s business relationships. The complaint has been served on Geoinvesting LLC and the individual calling himself  “Alfred Little,” both of which have moved to dismiss the complaint, primarily on jurisdictional grounds.

Shenyang Facility

The Company has an exclusive agreement with Haizhong Heating through October 2012 to supply it with CWSF.  Haizhong Heating is the sole supplier of heat to the commercial and residential customers in the new economic zone in Shenyang, Liaoning Province.  Haizhong Heating accounted for more than 80% of our Shengyang facility’s production volume prior to April 2011. During the first quarter of 2011, we agreed to reduce the selling price of CWSF to Haizhong Heating approximately 8% for the period commencing on March 1, 2011 and ending on October 31, 2012 due to government regulation of heating prices to residential users. On April 20, 2011, Haizhong Heating notified us that due to government requirements, it had to change a pipeline in certain areas of the “Ming Fa” real estate development project.  The modification was originally estimated to take approximately only two months to complete during the second quarter of 2011, and during such time Haizhong Heating would suspend operation of its CWSF boilers.  Due to the cessation of the Haizhong Heating CWSF boiler operation and the suspension of its business during the pipeline modification, it became uneconomical for the Shengyang facility to continue operations for only a small number of customers, which represented less than 20% of revenues at Shenyang.  As a result, our Shengyang facility suspended operations in late April 2011. On June 17, 2011, we received an updated notification from Haizhong Heating stating it needed to extend the modification period to the end of September, 2011. We resumed production in October 2011 and Haizhong Heating resumed operation on November 1, 2011. For the nine months ended September 30, 2011, sales to Haizhong Heating totaled $12,459,183 (RMB80,809,015), For the nine months ended September 30, 2010, sales to Haizhong Heating totaled $27,113,919 (RMB184,488,529).

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

Contingent Value Right

On May 24, 2011, the Company’s Board of Directors approved a special dividend in the form of a contingent value right, or CVR.  This CVR entitles each holder of a CVR the right to receive a portion of the proceeds, if any, the Company may receive from a favorable judgment or settlement relating to the complaint filed by the Company on May 9, 2011 in the Supreme Court of the State of New York against Geoinvesting LLC, Alfred Little and other unidentified persons acting with, for or through them.  Shareholders of common stock of the Company as of June 13, 2011, the record date used to determine the shareholders of the Company entitled to receive a CVR, will receive one CVR for each share of common stock outstanding as of such record date.   Each holder will be entitled to receive such holder's pro rata share of 90% of the proceeds of the lawsuit, if any, that may be received by the Company, less certain legal and other expenses that will be deducted from such proceeds.  Each holder entitled to receive a CVR has been evidenced in a register to be maintained by the Company's transfer agent.  The actual distribution date of the proceeds is unknown at this time, and will be based upon whether the company is successful in obtaining a judgment in its favor, or a settlement, in connection with the lawsuit. If such judgment or settlement is achieved, then a distribution date will be declared at such time.  The CVRs will expire upon the entry of a final, non-appealable judgment or settlement in the underlying lawsuit.

12.	SUBSEQUENT EVENTS

Explosion of Tongchuan coal mine

In October 2011, a serious gas explosion resulting in 11 deaths occured in the Tian Yu Coal Mine in Zhaojin Town Yaozhou District, Tongchuan City, Shaanxi Province, PRC. As a result of this gas explosion, operations at coal mines in the Tongchuan and neighboring districts were suspended, as the authorities have instituted very strict safety guidelines and each coal mine has to pass stringent safety inspections before being allowed to resume coal production. Our Tongchuan facility has not been affected as our operation is ongoing with the supply coming from our existing inventory. When normal coal producing operations are resumed in the Tongchuan area, we expect that the coal supply in Tongchuan area will be greatly affected and the price of coal will increase. It is expected that our CWSF selling price will increase also as a result.

ITEM 2          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed with the SEC on April 5, 2011.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States. See “Foreign Currency Translation” in note 2 to the Condensed Consolidated Financial Statements for information concerning the exchanges rates at which Renminbi were translated into U.S. Dollars at various pertinent dates and for pertinent periods. In this Quarterly Report on Form 10-Q, references to “we”, “our”, “us”, the “Company” or the “Registrant” refer to Sino Clean Energy Inc., a Nevada corporation, and its subsidiaries and affiliated companies.

Overview

We are a holding company that, through our subsidiaries, is a commercial producer and distributor of coal-water slurry fuel (“CWSF”) in China. CWSF is a clean fuel that consists of fine coal particles suspended in water.  Our CWSF products are mainly used to fuel boilers and furnaces to generate steam and heat for residential and industrial applications.  We sell our products in China and our customers include industrial, commercial, residential and government organizations. Our strong reputation in the CWSF industry in China, together with our established track record for consistently delivering products in large quantities, has enabled us to expand our customer base.  We primarily use washed coal to produce CWSF. We acquire the raw materials for each of our production facilities primarily from three nearby coal mines.  We have established strong relationships with our suppliers and our ability to purchase large quantities of raw materials has allowed us to achieve favorable pricing and delivery terms.

We have been targeting large CWSF customers in Guangdong, as this province is one of the most economically developed in China, and has the largest consumer capacity for CWSF in China, according to Beijing Zhongjing Zongheng Information and Consulting Center. In early March of 2011, the City Government of Dongguan passed the Dongguan City Program for Removing and Upgrading Small- and Medium-Size Coal-Burning Boilers, clearly prescribing that small- and medium-size coal-burning boilers of up to and including 10 steam-tons (boiler power scale) must be removed. With the implementation of this policy, we believe that the demand for coal water slurry in Dongguan City will increase rapidly in the next year and a half.

In January 2011, two new production lines at the Guangdong facility became operational, with a total capacity of 300,000 metric tons. We plan to add a third production line in Guangdong with capacity of 750,000 metric tons in December 2011. The additional 750,000 metric tons of capacity in Guangdong is expected to require capital expenditures of approximately $13.6 million for the construction of production facilities of which $3.2 million has already been advanced as a deposit. We intend to expand our total annual production capacity to 1,900,000 metric tons by the end of 2011.

Since we commenced production in Dongguan in January, 2011, we have entered into agreements with 9 customers for the purchase of an aggregate of 404,400 tons of CWSF.

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

Due to the cessation of the Haizhong Heating CWSF boiler operation and the suspension of its business during the pipeline modification, it has become uneconomical for the Shengyang facility to continue operations for only a small number of customers, which represented less than 20% of revenues at Shenyang.  As a result, since receiving the notification, our Shengyang facility suspended operations in late April 2011. We resumed production in October 2011 and Haizhong Heating resumed operation on November 1, 2011. The total reduction in revenue due to the suspension of operations for the three months ended September 30, 2011 was approximately  $10.3 million based on a reduction of approximately 81,251 metric tons, compared with the same period of 2010. The total reduction in revenue for the nine months ending on September 30, 2011 was approximately $14.7 million, based on a reduction of approximately 136,261 metric tons, compared with the same period of 2010.

Tongchuan Facility

In an effort to fight against inflation, the central government has tightened the cash supply and as a result, some small business enterprises have encountered difficulty in obtaining bank loans for working capital. In the Tongchuan area, four customers have had difficulty obtaining bank loans to continue their business with our subsidiary, Suo’ang New Energy. By the end of September of 2011, the four customers have not resumed operation yet. Also, one more customer, Li Hua Wine, suspended operation because of  lack of  working capital in the third quarter.  Suo’ang New Energy also lost five customers to a new competitor in the second quarter of 2011, and in the third quarter one customer, Xi’an Zhonghe Aluminum Ware Co., Ltd., was lost to the competitor as well. The total reduction in revenue from the loss of business from these nine customers for the three months ended September 30, 2011 was approximately $6.9 million (43.8%) based on a reduction of approximately 71,910 metric tons, compared with the same period of 2010. The total reduction in revenue for the nine months ended on September 30, 2011 was approximately $3.9 (8.9%) million, based on a reduction of approximately 66,587 metric tons, compared with the same period of 2010.

Guangdong facility

In August 2010, we entered into an agreement to purchase a land lease for approximately 5 acres of land and a factory building on the land for a total of approximately $5,550,000 (RMB 37,200,000). The land lease and factory are located in Dongguan, Guangdong. As of December 31, 2010, we had made deposits of approximately $4,141,000 (RMB 27,900,000) to acquire these assets. The balance of approximately $1,409,000 (RMB 9,300,000) will be due when the transfer of the land lease and factory building are completed, which is expected to be by the end of 2011.

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

On March 10, 2011, the Company entered into an agreement to purchase an additional production line for the Guangdong facility for approximately $10.4 million (RMB 69.5 million).  In April 2011, we paid a $3.2 million advance for the production line. The balance of $7.2 million was expected to be paid when the machinery was to be delivered and installed in August 2011 in accordance with the contract terms. The delivery of the production line has been postponed until December 31, 2011 because of the vendor’s inability to secure funds from a bank loan to cover the increase in the price of steel to manufacture the production line. The Company also expects to spend approximately $3.0 million by December 2011 for construction costs related to the production line.

Seasonality

The Company’s sales are usually higher in the winter months as the demand for our thermal or heat supply is greater.
There is more seasonality in the northern part of China, like Shenyang where the temperatures are colder in the winter months.

We realize that seasonality plays a large part with respect to residential CWSF use, because of the peak usage during the months of October through March. In response to this business risk, we have expanded our customer base to introduce more industrial customers who are not seasonal customers, since their need for CWSF does not change during the year. We entered into contracts with four new customers, who together took 15% of total production capacity and 17% of sales of Shenyang in 2010. During the year 2010, 53.8% of the total sales served industrial industry and 46.2% served residential or commercial industry. The seasonal effect on the Company’s overall performance in 2010 was not material because of these four new customers in the second quarter which compensated for the decrease in revenues in summer months.

Furthermore, the Company will continue to develop different sources of customers in the southern part of China where there is limited seasonality risk. The Company realizes that it is important to balance our customer portfolio in order to utilize our production facilities throughout the year.

In 2011, with the development in southern part of China, Guangdong province, which focuses primarily on industrial business, we anticipate that the percentage of our industrial customer base will increase so that the seasonal impact on our revenues and net income as a result of seasonality will be even further diminished.

Currency Fluctuations

The majority of our business is transacted in China and we use Renminbi as the functional and operational currency. Currency fluctuations do not have a significant impact on revenues or expenses.

Government Regulations on Revenues and Gross Profit

In China's 2010 Report on Central and Local Budgets, the Chinese Government states that it has budgeted approximately US$12 billion for energy conservation and pollution reduction and to promote the development of low-carbon technologies. The CWSF industry is highly encouraged by the PRC Government, and as a result the number of competitors is expected to increase in the future. During the first quarter of 2011, we agreed to reduce the selling price to Haizhong Heating by approximately 8% from March 1, 2011 through October 31, 2012 due to government regulation on its heating price to residential users. As a result, it is likely that the gross profit margin is in a decreasing trend.

According to Frost & Sullivan, overall CWSF demand is expected to grow at a CAGR of 24.7% from 2008 to 2014. In the highly competitive market, it is expected that we have a large competitive advantage because we have established a first mover advantage as one of the first commercial CWSF producers in China. With a dominant market position and exclusive agreements with select strategic partners, it is expected that our revenues and gross profit are going to increase due to increase in demand and our increase in market share.

Transportation Costs

Transportation costs consist mostly of fees paid to third party logistic companies. In 2009 and prior, transportation cost were paid mostly by our customers. During the year ended 2010, the Company re-negotiated our annual contracts with all customers (including customers of the Tongchuan and Shenyang facilities), and we became responsible for paying the transportation costs. As part of the re-negotiated contracts, selling prices were adjusted upward to offset the transportation expenses now being paid by the Company. As a result, the Company encountered a large fluctuation in transportation cost which was previously borne by our customers in 2009 and in prior years.

Transportation cost is not directly related to the production of our CWSF, rather, it occurs when our product is sold to our customers. This cost represents a variable in the selling price since it will be adjusted to reflect the distance of the transported product, which is customer-specific. As a result, we classify the transportation costs as selling expenses and do not include it in the cost of goods sold.

With respect to our accounting treatment with the transportation costs, our gross profit amounts may not be comparable to those of other entities, since some entities include all of their transportation costs in cost of goods sold and others like us exclude a portion of them from gross profit.

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

Our revenues are from sales of CWSF.

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

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. We use the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year. As of September 30, 2011, we accrued $1,083,006 bad debt allowance for accounts receivable. As of September 30, 2010, there was no bad debt allowance for accounts receivable.

Derivative financial instruments

We evaluate all of our financial instruments, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the we use a Monte-Carlo Simulation Model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Stock based compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of our common stock option grant is estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Recently issued accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no affect on the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  The Company is currently evaluating the affects adoption of ASU 2011-08 may have on its goodwill impairment testing.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Results of Operations

Three month period ended September 30, 2011 as compared to the three month period ended September 30, 2010

The following tables set forth key components of our results of operations for the periods indicated.

	Three months ended September 30
	2011	2010
	(unaudited)	(unaudited)
Revenue	$17,150,169	$24,913,134
Cost of goods sold	(11,415,576)	(15,269,720)
Gross profit	5,734,593	9,643,414
Selling expenses	852,075	1,156,147
General and administrative expenses	1,229,089	579,837
Income from operations	3,653,429	7,907,430
Other income (expenses)
Interest expense	(5,437)	(5,735)
Interest income	77,695	29,889
Gain on extinguishment of derivative liability	3,107,884	-
Change in fair value of derivative liabilities	(2,686,654)	(970,813)
Total other income (expenses)	493,488	(946,659)
Income before provision for income taxes	4,146,917	6,960,771
Provision for income taxes	878,248	1,349,424
Net income	$3,268,669	$5,611,347

Revenue. During the three-month period ended September 30, 2011, we had revenues from sales of our coal-water slurry fuel of $17,150,169 as compared to revenues of $24,913,134 during the three-month period ended September 30, 2010, representing a decrease of $7,762,965 or 31%.  This decrease is primarily attributable to a decrease in sales to our major customer, Haizhong Heating, which, due to modification of a pipeline in certain areas of the “Ming Fa” real estate development project due to government requirements in the second quarter of 2011, suspended operation of its CWSF boilers. Due to the cessation of the Haizhong Heating CWSF boiler operation and the suspension of its business during the pipeline modification, it has become uneconomical for the Shengyang facility to continue operations for only a small number of customers, which represented less than 20% of revenues at Shenyang.  As a result, since receiving the notification, our Shengyang facility suspended operations in late April 2011. We resumed production in October 2011 and Haizhong Heating resumed operation on November 1, 2011.  The reduction in sales volume due to this business interruption is 81,251 metric tons, approximately $10.3 million, compared with the same period of 2010.  In addition, Shanxi Suo’ang New Energy has lost eleven customers to a new competitor as of September 30, 2011.The reduction in sales volume because of these customers was 71,910 metric tons, approximately $6.8 million, as compared with sales in same period of 2010.

Increased production from the new 300,000 metric ton production line added in January 2011 in Guangdong led to an increase in production capacity, but the decrease in sales to a major customer, Haizhong Heating, decreased our total sales to customers. We sold 125,235 metric tons as of September 30, 2011 as compared to 261,496 metric tons as at September 30 2010. At September 30, 2011 we had 37 customers under CWSF supply agreements totaling approximately 1,200,000 metric tons per year, as compared to 43 customers totaling approximately 600,000 tons of CWSF per year as at September 30, 2010.

The following table set forth the impact of the change in the quantity and average price of our CWSF on our revenue.

	Three months ended September 30,				Attributable
	2011	2010	(Decrease)	Average	to decrease
	Quantity	Quantity	in quantity	unit price	in revenue
	MT	MT	MT	$/MT	$'000

Total	125,235	261,496	(136,261)	95.27	(12,982)

	Three months ended September 30,
	2011	2010	Increase		Attributable
	Average	Average	in average		to increase
	unit price	unit price	unit price	Quantity	in revenue
	$/MT	$/MT	$/MT	MT	$'000

Total	136.94	95.27	41.67	125,235	5,219

Net decrease in revenue					(7,763)

The following table set forth the capacity and the actual production volume by facility.

		Three months ended September 30, 2011
	Capacity		Actual
	per annum	Capacity	production
	MT	MT	MT

Tongchuan facility	550,000	137,500	73,645
Shenyang facility	300,000	75,000	-
Guangdong facility	300,000	75,000	51,590

	1,150,000	287,500	125,235

Cost of Goods Sold. Expenses which comprise cost of goods sold are the direct cost of raw materials (coal, ferrous sulfate, and coal water mixture chemicals), the costs incurred to get the raw materials to our production plants, salaries of production workers, electricity use for production equipment, water used for production, and manufacturing overhead. Manufacturing overhead includes materials, depreciation and amortization related to property, plant, and equipment used directly in production of inventory, rent related to plants used directly in the production of inventory, and other such costs associated with preparing our CWSF for sale. For the three month period ended September 30, 2011 and 2010, cost of goods sold was $11,415,576 and $15,269,720 respectively, representing an decrease of $3,854,144 or 25%. The decrease in cost of goods sold is in line with the decrease in selling volume. Gross profit margin decreased from 38.7% in 2010 to 33.4% in 2011 mainly as a result of (i) the significantly higher purchase price for coal in Guangdong which increased our cost of production; and (ii) higher depreciation costs on the machinery and plant of our Guangdong facility.

The following table set forth the impact of the change in the market price of coal and CWSF on our gross profit.

	Three months ended September 30,
	2011			2010
		Unit			Unit
	Quantity	Price	Amount	Quantity	Price	Amount
	MT	$/MT	$’000	MT	$/MT	$’000

Revenue	125,235	136.94	17,150	261,496	95.27	24,913
Cost of goods sold
- coal	125,235	74.75	9,361	261,496	47.88	12,521
- others	125,235	16.41	2,055	261,496	10.51	2,749
		91.16	11,416		58.39	15,270

Gross profit		45.78	5,734		36.88	9,643

Gross margin		33.4%	33.4%		38.7%	38.7%

Selling Expenses. Selling expenses totaled $852,075 for the three-month period ended September 30, 2011, as compared to $1,156,147 for the three-month period ended September 30, 2010, representing a decrease of $304,072 or 26%. This decrease is mainly attributable to decreased transportation costs and marketing cost due to a decrease in revenue.

The transportation costs of shipping CWSF to our customers of $803,836 and $1,262,115 for the three month period ended September 30, 2011and 2010 respectively, are included in selling expenses on the condensed consolidated statements of income and other comprehensive income. The transportation cost represented 4.7% and 5.1% of the Company’s revenue for the three months ended September 30, 2011 and 2010, respectively.

General and Administrative Expenses. General and administrative expenses totaled $1,229,089 for the three-month period ended September 30, 2011, as compared to $579,837 for the three-month period ended September 30, 2010, representing an increase of $649,252 or 112%. This increase was primarily due to the increase in legal expense and professional fees of our operations. Audit, legal consulting, and other legal and professional fees totaling $487,000 accounted for 75% of the total increase of general and administrative expenses. The increase in those costs resulted from increased public company reporting costs, acquisition due diligence expenses and advisory services on legal and financial reporting.

The general expenses associated with the development of our new plant in southern China also contributed to the significant increase in general and administrative expenses including travelling expenses, entertainment, marketing expenses and office supplies.

Other Income (expense). Other income totaled $493,488 for the three-month period ended September 30, 2011, comprised primarily of a gain on extinguishment of derivative liability of $3,107,884 and a loss in change of fair value of the derivative liabilities of $(2,686,654), as compared to other expenses of $946,659 for the three-month period ended September 30, 2010, which was caused by the loss in change in fair value of derivative liabilities of $(970,813).

Provision for income taxes.    For the three-month period ended September 30, 2011 and 2010, our provision for income taxes was $878,248 and $1,349,424, respectively. The decrease in income taxes reflects the decrease in taxable income from our operations in China. For the three-month periods ended September 30, 2011 and 2010, our effective tax rate was 21% and 19%, respectively, on income before provision for income taxes.  In 2011 and 2010, our effective tax rate (decreased)/ increased by (3%) and 5%, respectively, due to the change in derivative liability related to financings and derivatives that are classified as permanent differences.  Additionally, in 2011 and 2010, our effective tax rate was reduced by (2%) and 9%, respectively, for certain tax holidays that we enjoy in the PRC.

Net Income. We had net income of $3,268,669 for the three-month period ended September 30, 2011, as compared to net income of $5,611,347 for the same period in 2010.  The decrease in net income is primarily attributable to the decrease in gross profit of $3,908,821 for the three-month period ended September 30, 2011.

Nine month period ended September 30, 2011 as compared to the nine month period ended September 30, 2010

The following tables set forth key components of our results of operations for the periods indicated.

	Nine months ended September 30
	2011	2010
	(unaudited)	(unaudited)
Revenue	$73,948,258	$73,571,899
Cost of goods sold	(47,575,971)	(44,448,913)
Gross profit	26,372,287	29,122,986
Selling expenses	3,673,993	3,203,245
General and administrative expenses	4,773,222	1,925,072
Income from operations	17,925,072	23,994,669
Other income (expenses)
Interest expense	(5,437)	(10,459,201)
Interest income	193,594	62,113
Gain on extinguishment of derivative liability	3,590,721	28,404,181
Change in fair value of derivative liabilities	10,304,357	(2,348,479)
Total other income	14,083,235	15,658,614
Income before provision for income taxes	32,008,307	39,653,283
Provision for income taxes	3,942,106	4,640,556
Net income	$28,066,201	$35,012,727

Revenue. During the nine-month period ended September 30, 2011, we had revenues from sales of our coal-water slurry fuel of $73,948,258 as compared to revenues of $73,571,899 during the nine-month period ended September 30, 2010, representing an increase of $376,359 or 0.5%.  This increase is primarily attributable to increased in average selling price of our CWSF from $107.5 per metric tons for the nine months ended September 30, 2010 to $120.2 per metric tons for the same period ended September 30, 2011. This favorable variance in revenue was partially net-off by the decrease in selling volume. We sold 615,420 metric tons as of September 30, 2011, as compared to 684,728 metric tons as at September 30, 2010. This decrease is primarily attributable to a decrease in sales to our major customer, Haizhong Heating, which, due to modification of a pipeline in certain areas of the “Ming Fa” real estate development project due to government requirements in the second quarter of 2011, suspended operation of its CWSF boilers. Due to the cessation of the Haizhong Heating CWSF boiler operation and the suspension of its business during the pipeline modification, it has become uneconomical for the Shengyang facility to continue operations for only a small number of customers, which represented less than 20% of revenues at Shenyang.  As a result, since receiving the notification, our Shengyang facility suspended operations in late April 2011. We resumed production in October 2011 and Haizhong Heating resumed operation on November 1, 2011. The total reduction in revenue for the nine months ending on September 30, 2011 was approximately $14.7 million, based on a reduction of approximately 136,261 metric tons, compared with the same period of 2010.At September 30, 2011, we had 37 active customers under CWSF supply agreements totaling approximately 1,090,000 metric tons per year, as compared to 43 customers totaling approximately 600,000 tons of CWSF per year as at September 30, 2010.

The following table set forth the impact of the change in the quantity and average price of our CWSF on our revenue.

	Nine months ended September 30,				Attributable
	2011	2010	(Decrease)	Average	to decrease
	Quantity	Quantity	in quantity	unit price	in revenue
	MT	MT	MT	$/MT	$'000

Total	615,420	684,728	(69,308)	107.45	(7,447)

	Nine months ended September 30,
	2011	2010	Increase		Attributable
	Average	Average	in average		to increase
	unit price	unit price	unit price	Quantity	in revenue
	$/MT	$/MT	$/MT	MT	$'000

Total	120.16	107.45	12.71	615,420	7,823

Net increase in revenue					376

The following table set forth the capacity and the actual production volume by facility.

		Nine months ended September 30, 2011
	Capacity		Actual
	per annum	Capacity	production
	MT	MT	MT

Tongchuan facility	550,000	412,500	360,137
Shenyang facility	300,000	225,000	122,305
Guangdong facility	300,000	225,000	132,978

	1,150,000	862,500	615,420

Cost of Goods Sold. Expenses which comprise cost of goods sold are the direct cost of raw materials (coal, ferrous sulfate, and coal water mixture chemicals), the costs incurred to get the raw materials to our production plants, salaries of production workers, electricity use for production equipment, water used for production, and manufacturing overhead. Manufacturing overhead includes materials, depreciation and amortization related to property, plant, and equipment used directly in production of inventory, rent related to plants used directly in the production of inventory, and other such costs associated with preparing our CWSF for sale. For the nine month period ended September 30, 2011 and 2010, cost of goods sold was $47,575,971, and $44,448,913 respectively, representing an increase of $3,127,058 or 7%. The increase in cost of goods sold is in line with our increase in sales. However, gross profit margin decreased from 39.6% in 2010 to 35.7% in 2011, mainly as a result of ( i)a  lower selling price to our largest customer, Shenyang Haizhong Heat Resource, Ltd. due to new government regulations on heating prices to residential users; (ii) the significantly higher purchase price for coal in Guangdong, which increased our cost of production; and (iii) higher depreciation costs on the machinery and plant of our Guangdong facility.

The following table set forth the impact of the change in the market price of coal and CWSF on our gross profit.

	Nine months ended September 30,
		2011				2010
		Unit				Unit
	Quantity	Price	Amount		Quantity	Price	Amount
	MT	$/MT	$	’000	MT	$/MT	$	’000

Revenue	615,420	120.16		73,948	684,728	107.45		73,572
Cost of goods sold
- coal	615,420	63.39		39,012	684,728	53.23		36,448
- others	615,420	13.92		8,564	684,728	11.69		8,001
		77.31		47,576		64.92		44,449

Gross profit		42.85		26,372		42.53		29,123

Gross margin		35.7%		35.7%		39.6%		39.6%

Selling Expenses. Selling expenses totaled $3,673,993 for the nine-month period ended September 30, 2011, as compared to $3,203,245 for the nine-month period ended September 30, 2010, representing an increase of $470,748 or 15%. This increase is mainly attributable to increased transportation costs as a result of the growth of our business in the first half of 2011.

The transportation costs of shipping CWSF to our customers of $3,575,422 and $3,511,414 for the nine month period ended September 30, 2011 and 2010 respectively, are included in selling expenses on the condensed consolidated statements of income and other comprehensive income. The transportation cost represented 4.8% and 4.8% of the Company’s revenue for the nine months ended September 30, 2011 and 2010, respectively.

General and Administrative Expenses. General and administrative expenses totaled $4,773,222 for the nine-month period ended September 30, 2011, as compared to $1,925,072 for the nine-month period ended September 30, 2010, representing an increase of $2,848,150 or 148%. This increase was primarily caused by bad debt expense of $1,072,124, our expansion in operations and increased legal and professional fees.  Audit, legal consulting, and other legal and professional fees totaling $1,510,000 accounted for 53% of the total increase of general and administrative expenses. The increase in those costs resulted from increased public company reporting costs, acquisition due diligence expenses and advisory services on legal and financial reporting.

The general expenses associated with the development of our new plant in southern China also contributed to the significant increase in general and administrative expenses including travelling expenses, entertainment, marketing expenses and office supplies.

Other Income. Other income totaled $14,083,235 for the nine-month period ended September 30, 2011, mainly as comprised of a gain in change of fair value of the derivative liabilities of $10,304,357 and a gain on extinguishment of derivative liability of $3,590,721, as compared to other income of $15,658,614 for the nine-month period ended September, 2010 mainly as comprised of a gain on extinguishment of derivative liability of $28,404,181 and finance cost of $10,459,201.

Provision for income taxes.    For the nine month period ended September 30, 2011 and 2010, our provision for income taxes was $3,942,106 and $4,640,556, respectively. The decrease in income taxes reflects the decrease in taxable income from our operations in China. For the nine months ended September 30, 2011 and 2010, our effective tax rate was 12% and 12%, respectively, of income before provision for income taxes.  In 2011 and 2010, our effective tax rate reduced by 16% and 13%, respectively, due to change in derivative liability related to financings and derivatives that are classified as permanent differences.  Additionally, in 2011 and 2010, our effective tax rate was reduced by 2% and 3%, respectively, for certain tax holidays that we enjoy in the PRC.

Net Income. We had net income of $28,066,201 for the nine-month period ended September 30, 2011, as compared to net income of $35,012,727 for the same period in 2010.  The decrease in net income is primarily attributable to the gain on extinguishment of derivative liability of $28,404,181 in the first half of 2010.

Reconciliation of net income to adjusted earnings

The following table provides a reconciliation of net income to adjusted earnings:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	3,268,669	5,611,347	28,066,201	35,012,727

Non-GAAP adjustments
Amortization of discount on convertible notes	-	-	-	8,593,453
Value of shares issued for bonus interest				1,864,701
Gain on extinguishment of derivative liability	(3,107,884)	-	(3,590,721)	(28,404,181)
Change in fair value of derivative liabilities	2,686,654	970,813	(10,304,357)	2,348,479

Non-GAAP Adjusted Earnings (Unaudited) $	$2,847,439	$6,582,160	$14,171,123	$19,415,179

This table excludes from Net Income certain items related to the change in fair value of derivatives during the period as well as the extinguishment of a portion of the derivative upon conversion of the notes and exercise of warrants, and amortization of the valuation discount recorded as interest expense relating to convertible notes and the fair value of shares issued for bonus interest. We believe that these non-GAAP financial measures are useful to investors because they exclude non-cash charges that our management excludes when it internally evaluates the performance of our business and makes operating decisions, including internal budgeting, and performance measurement, because these measures provide a consistent method of comparison to historical periods. Moreover, management believes these non-GAAP measures reflect the essential operating activities of Sino Clean Energy. Accordingly, management excludes these items when making operational decisions. We believes that providing the non-GAAP measures that management uses to its investors is useful to investors for a number of reasons. The non-GAAP measures provide a consistent basis for investors to understand our financial performance in comparison to historical periods. In addition, it allows investors to evaluate out performance using the same methodology and information as that used by our management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment of which charges are excluded from the non-GAAP financial measure. However, our management compensates for these limitations by providing the relevant disclosure of the items excluded.

Liquidity and Capital Resources

For the nine-month period ended September 30, 2011, cash provided by operating activities was $2,534,003, as compared to $21,277,585 that we generated from operating activities for the nine-month period ended September 30, 2010.  This decrease in cash generated by operating activities is primarily due to (i) the decrease in net income of $6,946,526; (ii) amortization of discount on convertible notes of $8,601,975 in 2010; (iii) change in fair value of derivative liabilities of $10,304,357; (iv) gain on extinguishment of derivative liabilitiey of $3,590,721;  (v) the increase in accounts receivables of $9,478,656, prepaid inventory of $4,569,666, inventories of $930,043 and tax payable of $1,414,540; and (vi) the decrease in accounts payable and accrued expenses of $1,324,280.

For the nine-month period ended September 30, 2011, cash provided by investing activities was $2,630,158, of which $10,172,674 was repayment from related party and $(7,542,516) was used for purchase of plant and  equipment and payment of deposits on long term assets. For the nine-month period ended September 30, 2010, the net cash used in investing activities was $(4,861,342) which was for purchase of plant and  equipment and payment of deposits on long term assets.

For the nine-month period ended September 30, 2011, we used $(207,843) from financing activities, which was primarily payment on common stock repurchase $(799,423) which is partially off-set by the cash received from exercise of warrants of $594,216.  For the nine-month period ended September 30, 2010, the net cash used in investing activities was $(227,701) which was primarily prepayment and deposits related to deferred offering costs and was partially off-set by the cash received from exercise of warrants of $263,256 and proceed of mortgage payable of $163,135.

As of September 30, 2011, we had cash and cash equivalents of $59,410,230, of which $58,925,232 was held in accounts at financial institutions located in the PRC. The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China.

We receive all of our revenue in Renminbi. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from the SAFE or its local counterparts is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, and we may not be able to pay dividends in foreign currencies to our shareholders.

As of September 30, 2011, our total current assets were $88,385,445 and our total current liabilities were $5,387,295 which resulted in a net working capital of $82,998,150.

In November, December 2010 and January 2011, we entered into agreements with five coal mines (Tongchuan Mining Department Yu Hua Coal Mine, Tongchuan Yaozhou District Zhaojin Town Xinyuan Coal Mine, Coal Sales Sub-Co of Tie Fa Coal Industry (Group) Company Limited, Fushun Teng Da Wash Coal Company Limited and Shen Mu Zheng Chang Coal Limited) to purchase approximately 1,100,000 tons of washed clean coal for approximately $122,880,000 (RMB 802,300,000) to be delivered in 2011.  The purchase price for coal from Yu Hua Coal Mine and Xinyuan Coal Mine increased by approximately 5% beginning on June 1, 2011. Yu Hua and Xin Yuan represent 36.3% and 15.8% of the total purchase price respectively. During the nine months ended September 30, 2011, 431,170 tons of wash clean coal purchased under the agreements referenced above in the amount of approximately $43,891,364 (RMB 298,106,991) were purchased.  The balance of the purchase commitments of $78,988,636 (RMB 504,193,009) will be due on delivery of the coal during 2011.  It is noted that part of this purchase commitments, if still outstanding as of December 31, 2011, will be paid and become part of our prepaid inventory. As coal price is on a rising trend, management believes that we can resell any unused coal commitments if needed. We also plan to build up our coal inventory at Tongchuan facility as the coal supply in the Tongchuan vicinity becomes tight and coal prices rise significantly as a result of suspension of operations of local coal mines.

On July 20, 2011 the Company entered into a purchase agreement with Tongchuan Hua Neng Commerce and Trading Co. Ltd. for the purchase of 60,000 tons of wash clean coal at $106 (RMB670) per ton, starting in Oct. 2011 with a minimum delivery of 10,000 tons per month. The total contract price is $6,350,000(RMB 40,200,000) of which $4,763,000 (RMB 30,150,000 was paid on August 15 2011, and the balance due after completion of the contract.

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

In July 2011, the Company entered into 3 construction contracts with Tongchuan New District Gui Qin Construction Co. Ltd. for the construction of main office building, road formation and coal storage facility, at our Tongchuan facility.  The 3 contracts total $3,791,000 (RMB 24,000,000.  Construction commenced in July 2011 and is expected to be completed in February 2012 at a total cost of $3,791,000.  As of September 30, 2011, the Company had paid a deposit of $2,995,723 on this project

On July 11, 2011, the Company entered into an Equity Acquisition Agreement (the “Agreement”) to purchase 100% of the outstanding equity interest in Crown Energy Limited (“Crown Energy”).  Crown Energy owns 60% of the equity interest in Nanhai Clean Energy Fuel Co., Ltd., a company primarily engaged in the production and sale of clean energy coal-water slurry fuel. Pursuant to the terms of the Agreement, the Company will engage a valuation expert chosen by the parties to appraise the value of Crown Energy’s assets. The parties will then determine the purchase price of the equity interest and determine the payment terms, with all such terms to be memorialized in a supplemental agreement. The Agreement also provides that the current management of Crown Energy and its board of directors will be reappointed after the consummation of the acquisition. The Company engaged Shaanxi Rongde Law Firm to conduct a comprehensive investigation and evaluation of Nanhai Clean Energy Fuel Co., Ltd’s assets, ownership structure, liabilities, and credit worthiness. This investigation and evaluation is still under progress. The acquisition is expected to be completed in 2012.

On May 9, 2011, the Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock.  As of September 30, 2011, 321,100 shares for $799,423, has been repurchased.

 The Company’s Board of Directors declared June 13, 2011 as the record date for holders of shares of common stock of the company to receive a special dividend in the form of a contingent value right, or CVR.  This CVR entitles each holder of CVRs to receive a portion of the proceeds, if any, we may receive from a favorable judgment or settlement relating to the complaint filed by us on May 9, 2011 in the Supreme Court of the State of New York against Geoinvesting LLC, Alfred Little and other unidentified persons acting with, for or through them.  Shareholders of our common stock as of June 13, 2011 will receive one CVR for each share of common stock outstanding as of such date. Each holder will be entitled to receive such holder's pro rata share of 90% of the proceeds of the lawsuit, if any, that may be received by the company, less certain legal and other expenses that will be deducted from such proceeds.  Each holder entitled to receive CVRs will be evidenced in a register to be maintained by our transfer agent.  The actual distribution date of the proceeds is unknown at this time, and will be based upon whether we are successful in obtaining a judgment in our favor, or a settlement, in connection with the lawsuit. If such judgment or settlement is achieved, then a distribution date will be declared at such time.  The CVRs will expire upon the entry of a final, non-appealable judgment or settlement in the underlying lawsuit. We believe that we have sufficient cash flow to meet our obligations on a timely basis in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Inflation

In an effort to fight against inflation, the central government has tightened the cash supply and as a result, some small business enterprises have encountered difficulties in getting bank loans for working capital. In the Tongchuan area, one more customer  experienced difficulties in obtaining bank loans to continue business with our subsidiary, Suo'ang New Energy for the three months ended September 2011. The total reduction in revenue from the loss of business with the five  customers for the three months ended September 30, 2011 was approximately $576,425, based on a reduction of approximately 56,807 metric tons compared with the same period of 2010.  However the latest CPI released showed China’s inflation rate has moderated to 5.5% from 6.5% early this year.
It is widely expected the government will adopt a more flexible easing policy towards bank lending, and indirectly Small and Medium enterprises will find it easier  to secure bank loans for working capital purposes.

The central government’s tightening policies have been taking effect. In October 2011, the CPI in China went down to 5% from 6.5% in summer months. The stock markets appear to be making bottom. The employment and earnings are still strong. The market’s liquidity may ease now that inflation pressure appear to be under control. The government may ease policies that restrict bank lending in the short term as Premier Wen said government may fine-tune lending policy guidelines.

Business Development

Acquisition of Crown Energy (Foshan Nanhai Clean Energy)

The Company has engaged Shaanxi Rongde Law Firm (“Rongde”) to conduct a comprehensive investigation and evaluation of Foshan Nan Hai’s assets, ownership structure, liabilities, and credit worthiness. This investigation and evaluation is still under progress.

ITEM 3          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4          CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.

Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011 our controls and procedures were not effective because of the material weaknesses described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the Company’s internal control over financial reporting during the period covered by this report, our management concluded that our internal controls over financial reporting were subject to the following material weaknesses:

1.           Although we have hired additional accounting and operations personnel, we are still in the process of developing proper financial reporting procedures and policies for (i) accounting for complex and non-routine transactions, (ii) closing our financial statements at the end of a period, and (iii) disclosure requirements and processes for SEC reporting.

2.           As a small company, we do not have sufficient personnel to set up adequate review functions at each reporting level . However, with the engagement of a specialist team in October, 2011, we expect we will rectify this as at December 31, 2011.

As noted below we have taken positive measures to address and remedy the above weaknesses identified which would be implemented by the end of December 2011.

Changes in Internal Controls Over Financial Reporting

During the quarter ended June 30, 2011, we failed to obtain prior approval from our board of directors for a loan that was made outside the course of ordinary business. We intend to work with our specialist team (see below) to implement additional internal controls guidelines to establish procedures for obtaining proper board approval for all transactions made outside the course of ordinary business .Other than as described above, there were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company has hired Ernest & Young (China) Advisory Limited to consult on SOX 404 compliance and plans to improve its internal control over financial reporting process by consulting with Ernst &Young and apply proper measures on risk management.

The role and responsibilities of Ernest & Young (China) Advisory Limited was to perform a systematic and professional assessment of the adequacy of the Company’s internal controls based on the COSO internal control framework. Areas of improvements were identified from the assessment and recommendations were given by Ernst & Young (China) Advisory Limited to improve and strengthen the internal controls of the Company.  To be more expedient and effective, as of October 24, 2011 a specialist team has been engaged to implement and at a later stage test the recommendations given by Ernst & Young (China) Advisory Limited.  This team is assisting the Audit Committee and the management with the timely setting of an effective internal control system, SOX compliance, and improving the SEC financial reporting process for the Company. The team would also assist with the establishment of proper and adequate company procedures for approvals for non-ordinary business transactions. The steps the team planned to execute include re-performing risk assessment, updating scope definition of internal control evaluation, validating the entity level and transaction level internal control documentation, performing additional testing procedures, refining the recommendations given by the previous consultant, assisting the management in implementing the recommendations, performing year end testing, and supporting the management with the overall evaluation of the company’s internal control effectiveness as of the end of the financial year.

PART II

OTHER INFORMATION

ITEM 1          LEGAL PROCEEDINGS

On May 6, 2011, a shareholder class action complaint was filed against us and certain of our present and former officers and directors for alleged violations of federal securities laws.  The plaintiff seeks damages in an unspecified amount for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The plaintiff claims that our SEC filings during the period between April 6, 2009, and May 5, 2011, contain materially false and misleading statements regarding our revenues and operations.  The action is pending in the United States District Court for the Central District of California and is titled, Plaintiff Gary Redwen v.  Sino Clean Energy, Inc., Baowen Ren, Wen Fu, Albert Ching-Hwa Pu, Hon Wan Chan, Wenjie Zhang, Zhixin Jing, and Peng Zhou, Case No. CV11-03936.

On May 9, 2011, we filed a complaint in the Supreme Court of the State of New York against Geoinvesting LLC, an individual calling himself “Alfred Little”, and unidentified persons acting with, for, or through them. The suit seeks, among other relief, $55 million in compensatory damages and $10 million in punitive damages resulting from the defendants’ fraud, defamation, and tortious interference with our business relationships.The complaint has been served on Geoinvesting LLC and the individual calling himself “Alfred Little,” both of which have moved to dismiss the complaint, primarily on jurisdictional grounds.

ITEM  1.A      RISK FACTORS

This information has been omitted based on our status as a smaller reporting company.

ITEM 2          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to our approved Company stock purchase program, we and our affiliates made the following repurchases of our equity securities during the second quarter of 2011.

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

ITEM 3          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4          (REMOVED AND RESERVED)

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

Dated: November 18, 2011
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