Form 10-K
period 2011-12-31
Sino Clean Energy Inc
filed 2012-03-30
CIK 1120096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-34773

SINO CLEAN ENERGY INC.

(Exact name of Registrant as specified in its charter)

Nevada	75-2882833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1502, Building D Wangzuo International City Building No. 3 Tangyan Road, Gaoxin District Xi’an, Shaanxi Province, PRC	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: +86-29-88447960

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

As of June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $13,294,362 based on a closing price of $1.20 per share of common stock as reported on the NASDAQ stock exchange on such date.

On March 26, 2012, we had 23,863,701 shares of common stock issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2011

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

China's economic growth over the last four decades has led to a rapid increase in energy demand. “BP World Energy Statistics 2011” represents that China's coal production and consumption accounted for nearly half of global proportion, 48.3% and 48.2% respectively, rising 2.7 percent and 1.3 percent respectively than previous year. China is the largest producer and consumer of coal in the world, making it much more reliant on coal than other developed nations, as it is used extensively not only for power generation, but also for industrial applications and residential heating. Coal is the most widely used energy source in China for heating and electric power generation due to its abundance, broad geographic distribution, and mature power conversion infrastructure. According to the 2011 statistics released by the Coal Industry Association, China's coal production was 3.52 billion tons, accounting for 78.6% of the total primary energy production. For the same period, the total consumption of coal was about 3.57 billion tons, accounting for a 72.8% of the total primary energy consumption. Coal production and consumption increased by 2.1% and 1.9% respectively than last year. Although significant progress has been made by Chinese central and provincial governments to utilize alternative sources of energy such as hydro, nuclear, solar and wind power, significant obstacles remain in establishing alternative energy to satisfy a significant portion of China's energy requirements primarily due to their relatively prohibitive capital costs, especially in light of the well established coal power conversion infrastructure that is already in place in China. According to Frost & Sullivan, overall CWSF demand in China is expected to grow at a compounded annual growth rate ("CAGR") of 24.7% from 2008 to 2014.

Our business was originally established in August 2002 to focus on the production and distribution of copolymer resin products. In 2004, we identified an attractive opportunity to enter the CWSF market due to the strong government push for clean coal technologies and the resulting market demand for more efficient and cleaner uses of coal. In April 2006, we decided to focus solely on the research, development, production, marketing and sale of CWSF and accordingly phased out our copolymer resin business in January 2007. We obtained our first sales contracts for CWSF in early 2007, completed the installation of our first 100,000 MT (metric ton) CWSF production line in June 2007, and commenced mass production and distribution of CWSF in July 2007. We have grown substantially in recent years by adding production capacity at existing and new locations, and have total annual production capacity 1,150,000 MT of CWSF at December 31, 2011.

We primarily use washed coal to produce CWSF, which we procure from local coal mines. We have established strong relationships with our suppliers and our ability to purchase large quantities of raw materials has allowed us to achieve favorable pricing and delivery terms. We sell our CWSF exclusively in China to residential complex development management companies, commercial businesses, industrial users, and government organizations that use CWSF predominantly for residential/commercial heating and industrial applications. Our customers adopt CWSF as a substitute for oil, natural gas and coal briquettes in their furnaces or boilers. We typically enter into three to five year framework agreements with our customers that provide guidance on CWSF sales volumes and prices. We have framework agreements in place with approximately 90% of our customers. Based on our experience, the CWSF consumption volume of any given boiler does not change materially from year to year. Once established, the customer base for CWSF is very stable, as consumption patterns are highly predictable, and the cost to switch CWSF boilers to other fuels is prohibitively expensive. Our strong reputation in the CWSF industry in China, together with our established track record for consistently delivering high quality products in large quantities, has enabled us to expand our customer base over time. As of December 31, 2011, we were servicing in total 35 customers in Shaanxi, Liaoning and Guangdong Provinces.

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

As part of a process to ultimately directly control 100% ownership of Suo'ang New Energy, we began to reorganize our corporate structure in June 2009. In June 2009, we acquired 100% of Wiscon Holdings Limited, a Hong Kong company (“Wiscon”), which established Suoke Clean Energy, the Company's wholly foreign owned enterprise, in Tongchuan, Shaanxi Province. We subsequently entered into a series of agreements transferring all of the rights and obligations of Hangson under the contractual arrangements with Suo'ang BST to Suoke Clean Energy.

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

Although the equity transfers in the PRC described above were approved by local governmental agencies, they were not approved by the PRC Ministry of Commerce ("MOFCOM") or the China Securities and Regulatory Commission (the "CSRC"). For a discussion of the risks and uncertainties arising from these PRC rules and regulations, see "Risk Factors-The failure to comply with PRC regulations relating to mergers and acquisitions of domestic enterprises by offshore special purpose vehicles may subject us to severe fines or penalties, and create other regulatory uncertainties regarding our corporate structure." For a more detailed description of our corporate history and structure, see "Management's Discussion and Analysis of Financial Condition and Results of Operation—Corporate Organization and History."

3

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

The CWSF industry has strong government support and is growing rapidly

In China's 2010 Report on Central and Local Budgets, the Chinese government states that it has budgeted approximately $12 billion for energy conservation and pollution reduction and to promote the development of low-carbon technologies. Since China began pursuing the development of CWSF technology in the 1980's, demand for CWSF has increased, logistics costs have been reduced, and suppliers have implemented better quality controls to ensure a more consistent product. According to Frost & Sullivan, in 2008, China's annual CWSF demand was 15.9 million MT, and CWSF was being used in 700 industrial furnaces and in hundreds of industrial kilns as a replacement for oil, natural gas and coal briquettes. According to ZhongjingZongheng Economy Research, there are approximately 600,000 traditional fossil fuel burning industrial boilers and kilns currently installed in China, with approximately 100,000 requiring replacement or major repairs each year. We believe there is significant opportunity for the CWSF industry to fill the void left by older coal briquette burning boilers that are being phased out by legislation and obsolescence. According to Frost & Sullivan, overall CWSF demand is expected to grow at a CAGR of 24.7% from 2008 to 2014.

Dominant market position with a proven product and technology that is in full scale commercial production

Having commenced operations in 2006, we have established a first mover advantage as one of the first commercial CWSF producers in China and, to our knowledge, the only pure-play publicly listed CWSF producer in the world. We obtained our first sales contracts for CWSF in early 2007, completed the installation of our first CWSF production line in June 2007, and commenced mass production and distribution of CWSF in July 2007. We believe that there are currently 40 to 50 active CWSF suppliers in China, however, most are much smaller than us, with third party sales volumes of less than 100,000 MT. We are one of the leading third-party CWSF producers in China and we currently have in-place CWSF production capacity of 1,150,000 MT. Third party CWSF producers do not include entities that produce CWSF in-house for their own consumption or parties that import CWSF for sale. We aim to increase our annual production capacity to 1,850,000 MT through the expansion of production capacity at existing facilities and the development of new facilities throughout China. For the year ended December 31, 2011, we had revenue and income from operations of approximately $102 million and $23 million, respectively.

Agreements with select strategic partners

We have agreements in place with strategic partners who we believe are highly complementary to our CWSF production business. We had a sales agency agreement with Qingdao Haizhong Enterprise Co., Ltd. ("Haizhong Boiler"), a prominent CWSF boiler manufacturer in China, whereby we acted as the exclusive distributor for Haizhong Boiler's CWSF boilers in Shaanxi Province. This agreement expired according to its terms in February 2011. Following the success of the sales agency agreement in Shaanxi Province, we entered into a nationwide strategic partnership agreement with Haizhong Boiler pursuant to which Haizhong Boiler focuses on selling CWSF boilers and in some markets operating heat supply plants, while we focus on supplying the requisite CWSF. We have an agreement with Shenyang Haizhong Heat Resource Co., Ltd, (“Haizhong Heating”) an unrelated third-party municipal heat supplier, to supply CWSF for residential and commercial heating in certain districts of Shenyang. In November 2010, the Company entered into an agreement with Tongchuan City Investment and Development Co., Ltd. (“TCID”) to develop a new heat supply company (the “Joint Venture”) for the purpose of providing heating for the new district in Tongchuan. TCID has stated that 15 new heat supply plants will need to be built to supply an area of 16.4 million square meters. The Joint Venture requires an investment of $13,300,000 (RMB 85,000,000) by TCID, for which it receives an 85% stake in the Joint Venture, and $2,3000,000 (RMB 15,000,000) buy the Company, for which it receives a 15% stake in the Joint Venture. As of December 31, 2011, the construction of the heating supply pipelines has been started in Tongchuan New District, and of which 3 heating supply plants are expected to be finished in the 4th quarter of 2012. At December 31, 2011, the Company had not made any investment and estimates its investment to the Joint Venture will be made in 2012.

Established relationships with customers and suppliers which provide visibility on long term cash flows

Since obtaining our first sales contracts for CWSF in January 2007, we have expanded our customer base to a point where we were serving in total 35 customers as of December 31, 2011. We have developed a strong reputation in the CWSF industry in China, which, together with our established track record for consistently delivering high quality products in large quantities, has enabled us to maintain and expand our customer base. As the leading CWSF producer in Shaanxi Province, we are greatly insulated from the risk of customer attrition to competing suppliers in that area. Since commencing commercial operations in 2007, we have achieved a high customer retention rate. Our customers include residential developers, commercial customers, industrial customers, and government organizations that use CWSF primarily for industrial uses and residential/commercial heating applications as a substitute for oil, natural gas or coal briquettes. We have entered into long term framework agreements with approximately 90% of our customers, which set out guidance on quantities and prices for CWSF, typically with a term of three to five years. We have established strong relationships with our suppliers, and our ability to purchase large quantities of raw materials has allowed us to achieve favorable pricing and delivery terms.

The purpose of the Company in entering into long-term framework agreements with customers is to maintain a stable customer base to increase the Company’s market share.

The long-term framework agreements provide that the Company will be the only supplier for that customer within the contracted period of three to five years. A supplementary agreement is signed and approved by both parties each year which sets forth the price for the year. The agreement also states that customers are required to communicate the estimated budget volume on a monthly basis for our preparation.

Experienced management team with a proven track record

We have a well seasoned and experienced senior management team with significant CWSF industry experience that we believe will enable us to execute on our expansion strategy. Our CEO, Mr. Baowen Ren, is a prominent figure in China's CWSF industry with over 9 years' experience in CWSF research, development and sales. As a member of the China CWSF Research Center, the China Association of Environmental Protection Industry, and the China Association of Low-Carbon Economy, Mr. Ren is very familiar with China's clean energy policies, regulations, and directions, and the role that CWSF plays within China's clean coal technology plan. Since 2005, Mr. Ren has built the largest CWSF production base in northwest China. In 2008, Mr. Ren issued the paper "The Development of CWSF under the Movement of National Energy Conservation and Emission Reduction", which was adopted by the National CWSF Promotion Work Conference Paper Collection. Mr. Ren has received numerous accolades and acknowledgements for his achievements and success, including a designation as "Shaanxi Top 100 Entrepreneur". Mr. Peng Zhou, the chief operating officer of Shenyang Energy, brings strong operational expertise in CWSF industry. He is an expert in coal resources in west China, and has substantial knowledge of CWSF technologies and markets in China. He has managed operations in multiple industries for more than 11 years. His expertise and dedication to CWSF has significantly contributed to our strong growth. Our CFO, Ms. Wendy Fu brings more than twenty years of professional financial and accounting experience with public companies and accounting firms, including former roles as the CFO of China Shenghuo Pharmaceutical Holdings Inc. (AMEX: KUN), and Assistant Finance Controller at Wal-Mart China.

Growth Strategy

Our objective is to be the leading supplier of CWSF in China. Key elements of our growth strategy include:

Pursue organic growth in existing markets

At the beginning of 2009, we had in-place CWSF production capacity of 350,000 MT, 100% of which was from our Tongchuan facility. In October 2009, we brought our 300,000 MT per annum Shenyang facility on-line, bringing aggregate annual in-place production capacity to 650,000 MT. We added another 200,000 MT of capacity at our Tongchuan facility in January 2010. Having added an additional 300,000 MT of capacity at our Dongguan facility in Guangdong province in February 2011, our run-rate production capacity increased to 1,150,000 MT per annum.

We plan to increase our CWSF production capacity through the construction of new facilities and the acquisition of existing CWSF production facilities in new geographic regions in 2012: Shanxi, Liaoning and Guangdong Province. We expect that such growth initiatives will increase our aggregate annual CWSF production capacity to 2,900,000 MT.

The following table shows the breakdown of production capacity for each production facility as at December 31, 2011.

Production capacity as at December 31, 2011

	Estimated hourly		Working
Production line	production	Working day	hour	Total	Rounding
	(Metric tons)	(day)	(hour)	(Metric tons)	(Metric tons)
Tongchuan I	28	300	12	100,800	100,000
Tongchuan II	69	300	12	248,400	250,000
Tongchuan III	56	300	12	201,600	200,000
Shenyang I	42	300	12	151,200	150,000
Shenyang II	42	300	12	151,200	150,000
Dongguan I	42	300	12	151,200	150,000
Dongguan II	42	300	12	151,200	150,000
Total				1,155,600	1,150,000

For the year ended December 31, 2011, we sold approximately 848,114 MT of CWSF, a decrease of 134,053 MT compared with 2010, primarily due to closing our Shenyang facility from April 2011 to October 2011 as detailed in the “Facilities” below. We believe that there is significant organic growth potential embedded within our current operations as we continue to bring new production capacity on-line in our three existing markets. Our sales and marketing team consists of 12 in-house personnel which sell our CWSF to customers located mainly within a radius of 200 kilometers of our production facilities. We plan to further expand our customer base and market share by increasing our sales and service personnel.

Leverage strategic partnership with Haizhong Boiler

In order to enhance the adoption of CWSF technology, we have established collaborative market development programs with Haizhong Boiler, which is China’s largest CWSF boiler and furnace equipment manufacturer. We believe these programs will give us the ability to effectively market our CWSF products to prospective customers. We entered into an exclusive nationwide strategic partnership agreement with Haizhong Boiler pursuant to which Haizhong Boiler focuses on selling CWSF boilers, and in some markets operating heat supply plants, while we focus on supplying the requisite CWSF.

Capitalize on strong government support for CWSF

As China's economy continues to grow at a rapid pace, the demand for energy will continue to increase, placing further strain on China's energy infrastructure. Increasing urbanization rates and improved living standards are expected to increase the consumption of energy as the demand for residential heating continues to rise. Coal is the largest fuel source for heating and electric power generation in China, comprising approximately 78.6% of overall energy production in 2011 according to the Coal Industry Association. As China has low-cost, abundant and geographically distributed coal reserves and a mature coal-to-energy conversion infrastructure, it is expected that coal will continue to be one of the most important sources of energy for China in the foreseeable future and as a result, we believe that any solution to China's pollution problems must include clean coal technologies, such as CWSF. We believe that China's increased focus on the environment and its extensive coal reserves make CWSF an attractive alternative for cleaner energy production, which would drive demand for CWSF products over time. CWSF has been listed as a key scientific and technological project in each of China's Five-Year Plans since 1981, and in several other major sustainable development policy initiatives. Many provinces and cities across China have adopted specific and quantifiable targets, plans, policies and incentives to promote the usage of CWSF, including financial subsidies to CWSF consumers relating to boiler installations and incentives for attaining threshold levels of CWSF consumption. We have entered into an agreement with the Tongchuan municipal government to develop a network of 15 new residential heat supply plants over the next five to seven years that utilize our CWSF as a fuel source.

Grow through expansion and acquisitions in other regional markets

In order to meet the expected substantial growth in demand for CWSF as mentioned in “Industry Overview” below, we plan to increase our CWSF production capacity through the construction of new facilities and the acquisition of existing CWSF production facilities in geographic regions: Shanxi, Liaoning and Guangdong Province. We expect that such growth initiatives will increase our aggregate annual CWSF production capacity to 2,900,000 MT.

On March 10, 2011, we entered into a contract with Jiangsu Qiulin Heavy Industry Co., Ltd. (“Qiulin”) to purchase a 750,000 MT production line for our Dongguan facility for approximately $10,898,000 (RMB 69,500,000). In April 2011, we paid approximately $3,269,000 (RMB 20,850,000) of this amount, leaving a balance to be paid of approximately $7,629,000 (RMB 48,650,000). The production line was originally scheduled to be completed in August 2011. Delivery of the production line, was originally scheduled in August 2011. However, as of December 31, 2011 we have experienced a delay in the delivery of the production line due to Qiulin’s inability to cover the increase in the price of steel to manufacture the product line. Subsequently, the Company signed a supplementary agreement with Qiulin in which Qiulin agreed to deliver the production line by the end of April 2012. Approximately $7,085,000 (RMB 45,175,000) will be due when the production line is delivered, and the remaining balance of approximately $544,000 (RMB 3,475,000) is due one year after initial acceptance of the production line. The Company has inspected the production line in progress and expects to take delivery by April 2012. According to our business experience, it will take around 6 months to install and test, and therefore its operations are estimated to commence in November 2012.

On July 18, 2011, the Company entered into a non-binding, preliminary agreement to acquire 100% stake in Crown Energy Limited (“Crown Energy”), an investment company registered in Hong Kong, which as its sole business holds a 60% stake in Foshan Nan Hai CWSF Co., Ltd. (“Foshan Nan Hai “). Foshan Nan Hai is a significant producer of CWSF producer in China and that the local market it serves shows strong growth potential. If after due diligence (which is still in process) the acquisition is finalized, we will gain control of 60% of Foshan Nan Hai and the Company’s production capacity will increase by 1,000,000 MT.

Founded in 2003, Foshan Nan Hai has an installed capacity of 1.2 million MT and reserved capacity of 1 million MT. Located in Foshan City, Guangdong Province, where the local government promotes CWSF for energy conservation and carbon emissions reduction, Foshan Nan Hai supplies to the largest CWSF boiler in China and ships its CWSF output from its own 3,000-MT barge dock. Foshan Nan Hai has been performing its annual audit work for 2011 and after its audited financial statements are available, we will start the required due diligence work. The evaluation and negotiation process is expected to be completed in the second quarter of 2012.

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

Coal particles in CWSF typically have a size of less than 200 to 300 microns and can be used in several different applications. Smaller-particle CWSF is more versatile in a broader range of potential applications, however, smaller CWSF is more difficult to manufacture. CWSF particles as small as 20 microns have been demonstrated to be the viable substitutes for oil and natural gas in power plants. In the largest particle form, CWSF is a viable substitute for oil used to produce steam in boilers. At 80 microns or less, CWSF can be used as a co-fuel or substitute fuel in diesel engines. Currently, we are capable of producing CWSF with a particle size that is as fine as 20 to 30 microns. Although smaller particle CWSF has a broader range of applications, there is currently no significant price difference compared to larger particle CWSF.

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

Fuel Performance Comparison

	Coal Briquette		Oil		Natural Gas	CWSF
Operating
assumptions
Energy per unit	6.5	M	10	M	9,000/m3	4.5	M
(kcal/t)
Burn-off rate	65%		99		99%	98%
Thermal efficiency	65%		90		90%	86%
Energy generated	2,746,250		8,910,000		8,019 per m3	3,792,600
(kcal/t)
Economics
Market price of fuel	680		3,800		2.5 (RMB/m3)	800
(RMB/t)
End user cost	248		426		312	211
(RMB/Bcal)
Emissions
Emissions	20		26		0	5.6
SO2 (kg)
Emission	7.28		2.92		0	1.48
Index*
Emissions	7.64		2.31		0.27	n/a
NOx (kg)
Emission	2.78		0.26		0.03	n/a
Index*
Emissions	68.53		—		—	48
Soot (kg)
Emission	24.95		—		—	12.66
Index*

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

Industry Overview

Energy and Coal

China's economic growth over the past four decades has led to a rapid increase in energy demand. According to the 2011 statistics released by the Coal Industry Association, China's coal consumption was about 3.57 billion tons, accounting for a 72.8% of the total primary energy consumption. It is expected that it would drop to 55% in 2020. This indicates that coal was, is and highly likely to be one of the most important sources of primary energy for China in the seeable future. However, comparing with CWSF, coal offers lower energy efficiency while produces higher pollution. Development and utilization of clean coal technology is essential to Chinese social and economic development. CWSF is one of the most important clean coal technology products that is on its rising track of market applications.

From 2009 to 2014, the demand for CWSF is expected to witness a tremendous growth in China. In 2014, the demand is estimated to reach 59.9 million MT, with compound annual growth rate of 24.7 percent from 2008 to 2014.

China is the largest producer and consumer of coal in the world, as it uses coal extensively not only for power generation, but also for industrial applications and residential heating. In 2011, coal consumption was approximately 72.8% of the total primary energy consumption in China. According to the BP Statistical Review of World Energy, China has become the world's largest emitter of carbon dioxide. Coal is the most widely used energy source in China for heating and electric power generation due to its abundance, broad geographic distribution, mature power conversion infrastructure, and low and stable delivery cost.

CWSF Market Development

CWSF researches and studies had been conducted in several countries, such as China, Italy, Russia, Australia, and Japan. There are also the production, construction of piping transport system and utilizations, e.g. power generation and fueling in steam boiler system.

CWSF originated in the Soviet Union in the 1950's, where experiments were conducted to develop new ways of utilizing coal sludge for power generation. The United States conducted further research into CWSF during the 1973 oil crisis, as it searched for alternatives to crude oil. China started pursuing the development of CWSF technology in the 1980s after CWSF had successfully been developed by the Bayi Coal Mine. After developing local CWSF production capabilities, China's central government set out to promote the increased use of CWSF, where it was used on a trial basis in key national projects and plants and was listed in several key national policy initiatives, including the "Current Catalogue of Key Industries, Products, and Technologies to be Encouraged" from 1991 to 1995. China's "9th Five Year Plan (1996 – 2000)" set out a research scope for CWSF and a demonstrative 220 t/h CWSF furnace was built to replace oil burning boilers in power plants. CWSF's prominence was enhanced in China's "10th Five Year Plan (2001 – 2005)", where the central government released a stand-alone report entitled "2010 Outline for Development of CWSF in China." Following the successful promotion of CWSF, the government has now moved on to encourage its wider application, and has been working with provincial and municipal governments to create local policies and incentives to encourage the use of CWSF. China's commitment to CWSF has allowed it to overcome issues such as cost (transportation and specialty CWSF furnaces), product quality and a customer base that initially inhibited commercial production.

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

CWSF is used in 700 industrial furnaces and in hundreds of industrial kilns as a replacement for oil, natural gas and coal briquettes. According to Beijing ZhongjingZongheng Information and Consulting Center, there are approximately 600,000 traditional fossil fuel burning industrial boilers and kilns currently installed in China, with approximately 100,000 requiring replacement or major repairs each year. According to Frost & Sullivan, overall CWSF demand is expected to grow at a CAGR of 24.7% from 2008 to 2014.

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

Regional Market Size

        We presently have CWSF production operations in the provinces of Shaanxi (at our Tongchuan facility), Liaoning (at our Shenyang facility) and Guangdong (at our Dongguan facility), and we are planning to further expand our presence in the these provinces. We believe the regional market size of our current and target markets to be as follows:

Province	Potential Addressable Market Size	Sino Clean Energy's In-place Capacity	No. of Suppliers
	(MT/annum)	(MT/annum)	(including Sino Clean Energy)
Shaanxi	5,000,000	550,000	2
Liaoning	6,000,000	300,000	3
Guangdong	2,050,000	300,000	7

Source: Beijing Zhongjing Zongheng Information and Consulting Center

Competition

We are a leading third-party CWSF producer in China, as measured by CWSF sales volume for the year 2011. The CWSF industry is still at an early stage in China and we have thus far experienced limited competition from domestic CWSF producers. We believe that there are currently no foreign competitors with a material presence in the CWSF industry in China. Currently there are approximately 40 to 50 active CWSF suppliers in China, although most have commercialized sales volumes of less than 100,000 MT. Competition is mainly based on establishing a large and stable local customer base in order to gain increased market share. CWSF producers in China compete on a localized level and often lack the capability to expand to a more regional or national scale. Establishing production capacity on a regional basis, typically within 200 kilometers of large customers, is of critical importance in the CWSF industry, as deliveries beyond this radius typically become uneconomical.

Our Business Model

Based upon total third party sales revenue in China, we are a leading CWSF producer in China with current annual production capacity of 1,150,000 MT. We are aiming to increase our annual production capacity to approximately 2,900,000 MT through the expansion of our existing production facilities in Guangdong province. We believe we were among the first companies in China to produce CWSF on a commercial scale, and our first-mover advantage, combined with our reputation for high quality products has allowed us to establish strong customer and supplier relationships. We believe we are well positioned to leverage our increasing scale in order to expand our customer base to meet China's growing demand for CWSF.

We launched our first CWSF plant in the city of Tongchuan, north of Xi'an, the provincial capital of Shaanxi Province in 2007. The Tongchuan plant presently has an annual production capacity of 550,000 MT and supplies our customers in Shaanxi Province. In October 2009, we commenced operations at our CWSF production plant located in Shenyang, the capital of Liaoning Province in northeastern China. The Shenyang plant has an annual output capacity of 300,000 MT. According to our expansion strategy last year, in January 2011, a production facility was started in Dongguan, Guangdong province. The current annual capacity in Dongguan is 300,000 MT, increasing our total annual CWSF production capacity to 1,150,000 MT.

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

Sino Clean Energy – Cost of Goods Sold Breakdown

for the year ended December 31, 2011

Input	% of COGS
Washed coal	83.49%
Chemical additives	5.47%
Electricity	6.05%
Despreciation	3.96%
Wages	0.72%
Water	0.22%
Miscellaneous	0.09%
Total	100%

Coal is the primary raw material used to produce CWSF and accounted for approximately 83.49% of our cost of goods sold during the year ended December 31, 2011. We source coal from nearby coal mines for each of our production in Shenyang and Shaanxi facilities. Due to the lack of local mines in Guangdong province, coal for the Dongguan facility is provided by ocean shipping. Coal is widely available in China and we maintain long-term relationships with our key suppliers, although alternative suppliers are available if necessary. Our suppliers provide us with washed coal at prevailing market prices, with volumes renegotiated each year. We determine raw material prices based on arm's-length negotiations with our suppliers shortly prior to delivery, with reference to market prices. Our reputation as a dependable counterparty enables us to obtain a stable and comparatively low-cost supply of raw material coal for our production facilities. Our long-standing supplier relationships provide us with a competitive advantage in China, and we intend to broaden these relationships to parallel our efforts to increase the scale of our production facilities, thereby maintaining a diverse supplier network while leveraging our purchasing power to obtain favorable pricing and delivery terms. Water and chemical additives are readily available and do not require supply contracts.

In 2010, our single largest supplier, Tongchuan ZhaojinXinyuan Coal Mine, accounted for 77% of our total purchase of coal. In 2011, our two largest suppliers, Tongchuan Yuhua Coal Mine and Shanxi Shenmu Zhengchang Coal Trading Company, accounted for 30% and 26% of our purchase of coal, respectively. We typically pay for our coal supplies in advance, with a level of deposit that can range up to six months, as this helps to ensure that our coal requirements will be fulfilled.

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

Processing

We use two methods to produce our CWSF: (i) the High Concentration Preparation with Mixed Grinding ("HCPMG," or grinding process) as illustrated below, and (ii) the Supersonic Fluid Dynamics Atomizer process ("SFDA," or atomizer process). HCPMG is the conventional CWSF production process and is comprised of four major steps: coal pulverization, water mixing, quality control and delivery. The SFDA process differs from the HCPMG process in that it uses a series of ultrasonic chambers to break coal briquettes down into smaller particle form, where it is then mixed with water to create CWSF, while the HCPMG process uses a mechanical pulverization process to mix coal briquettes and water in order to create a finely ground CWSF mixture. The SFDA process requires less electricity and is able to produce finer particle CWSF. The HCPMG production lines can produce coal particles as fine as 50 to 80 microns, while the SFDA production lines can rapidly break coal into particles as fine as 20 to 30 microns. Depending on the capacity and the type of production process, the cost to purchase and install a CWSF production line typically ranges from approximately $10 to $30 per MT, with higher capacity and more technologically advanced production lines being closer to the high end of this range. In order to reduce production costs, our plants are run primarily at nighttime when electricity costs have been approximately 1/3 of daytime rates.

High Concentration Preparation with Mixed Grinding process

Source: Frost & Sullivan

Inventory

Although coal is not subject to spoilage, we typically limit storage of coal in inventory to a maximum of one month. Shipments are typically delivered every 3 days to the Tongchuan and Shenyang locations, and every 7 days to the Dongguan location. Production of CWSF is scheduled based substantially on customer orders, which allows us to minimize working capital requirements and to ensure that substantially no inventory is wasted or unusable. CWSF can be stored for up to one year (versus the national standard of one month), but we typically only hold the finished product in inventory for a maximum of two to three days. We currently have capacity to hold up to three days of finished product inventory on-site at each location. Storage and transportation of CWSF is very safe, as the presence of water in CWSF reduces its risk of explosion. As CWSF must be stored above freezing temperature, we use storage tanks that are specially designed to handle fluctuations in external temperatures. To date, we have shipped CWSF inventory using bulk liquid tanker trucks, however, transportation by train has been utilized by other CWSF producers in China. Transportation of CWSF by pipeline is currently under investigation by China's CWSF Research Center. Currently, third-party logistics providers transport approximately 70% of our finished products, with the balance shipped by our own fleet of trucks.

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

Although there is no mandatory national standard in China for CWSF quality, the General Administration of Quality Supervision, Inspection and Quarantine of China and the committee of the Standardization Administration of China implemented recommended standards for CWSF in 2002. Our own CWSF production standard exceeds the recommended national standard. In addition, in 2010 we commenced the process of obtaining ISO9001:2000 international quality management standard certification for our Tongchuan plant and we plan to obtain a similar certification for our Shenyang facility in the future. As of December 31, 2011, it is still in process for the Tongchuan plant, which we plan to complete by June 2012. We have not yet commenced the certification process for the Shenyang plant.

Facilities

We have several production lines at each of our facilities, which are shown in the table below. To minimize technology risk, we have relied primarily on conventional HCPMG technology for CWSF production.

Sino Clean Energy Production Capacity

				Capacity
Production line	Method	Location	Start date	(metric tons/yr)
In Place
Line 1	Grinder	Tongchuan	07-Jul	100,000
Line 2	Atomizer	Tongchuan	09-Feb	250,000
Line 3	Grinder	Shenyang	09-Oct	150,000
Line 4	Grinder	Shenyang	09-Oct	150,000
Line 5	Grinder	Tongchuan	10-Jan	200,000
Line 6	Grinder	Dongguan	11-Feb	150,000
Line 7	Grinder	Dongguan	11-Feb	150,000
Grand total				1,150,000

Our total CWSF production capacity as of December 31, 2011 is 1,150,000 MT. We intend to expand our CWSF production capacity by up to an additional 750,000 MT at our Dongguan facility in 2012. In addition, the Company has entered into a non-binding, preliminary agreement to acquire 100% stake in Crown Energy, which holds a 60% stake in Foshan Nan Hai. If the acquisition is completed, the Company’s production capacity will increase by 1,000,000 MT. Hence our total expected production capacity in 2012 may reach 2,900,000 MT.

On April 20, 2011, Haizhong Heating, one of our largest customers, notified us that due to government requirements, it had to change a pipeline in certain areas of the “Ming Fa” real estate development project.  The modification was originally estimated to take approximately only two months to complete during the second quarter of 2011, and during such time Haizhong Heating would suspend operation of its CWSF boilers.  Due to the cessation of the Haizhong Heating CWSF boiler operation and the suspension of its business during the pipeline modification, it became uneconomical for the Shengyang facility to continue operations for only a small number of customers, which represented less than 20% of revenues at Shenyang.  As a result, our Shengyang facility suspended operations in late April 2011. On June 17, 2011, we received an updated notification from Haizhong Heating stating it needed to extend the modification period to the end of September, 2011. We resumed production at the end of October 2011 and Haizhong Heating resumed operation on November 1, 2011. The closure of Haizhong Heating in second and third quarter of 2011 significantly affected our production at Shenyang and as a result, our overall total production in 2011 was only 846,189 MT, a reduction of 134,053 MT compared with 2010.

On March 10, 2011, we entered into a contract with Qiulin to purchase a 750,000 MT production line for our Dongguan facility for approximately $10,898,000 (RMB 69,500,000). In April 2011, we paid approximately $3,269,000 (RMB 20,850,000) of this amount, leaving a balance to be paid of approximately $7,629,000 (RMB 48,650,000). The production line was originally scheduled to be completed in August 2011. Delivery of the production line, was originally scheduled in August 2011. However, as of December 31, 2011 we have experienced a delay in the delivery of the production line due to Qiulin’s inability to cover the increase in the price of steel to manufacture the product line. Subsequently, the Company signed a supplementary agreement with Qiulin in which Qiulin agreed to deliver the production line by the end of April 2012. Approximately $7,085,000 (RMB 45,175,000) will be due when the production line is delivered, and the remaining balance of approximately $544,000 (RMB 3,475,000) is due one year after initial acceptance of the production line. The Company has inspected the production line in progress and expects to receive delivery by April 2012. According to our business experience, it will take around 6 months to install and test, and therefore its operation will be commenced in November 2012.

In addition, the Company has entered into a non-binding, preliminary agreement to acquire 100% stake in Crown Energy, an investment company registered in Hong Kong, which as its sole business holds a 60% stake in Foshan Nan Hai, a producer and distributor of CWSF in southern China. If after due diligence (which is still in process), the acquisition is completed, we will gain control of 60% of Foshan Nan Hai.

Founded in 2003, Foshan Nan Hai has an installed capacity of 1.2 million MT and reserved capacity of 1 million MT. Located in Foshan City, Guangdong Province, where the local government promotes CWSF for energy conservation and carbon emissions reduction, Foshan Nan Hai supplies to the largest CWSF boiler in China and ships its CWSF output from its own 3,000-MT barge dock. Foshan Nan Hai has been performing the annual audit work for 2011 and after its audited financial statements are available, we will start the required due diligence work. The evaluation and negotiation process is expected to be completed in the second quarter of 2012.

We own and lease properties for our operations. We own the land use right to a total of 43,956 square meters of land for our existing site in Tongchuan for a period of 50 years, expiring on December 8, 2057. The buildings and facilities at our Tongchuan location constructed by us are used for the purposes of production, research and development and employee housing. At our Shenyang facility, we have entered into a 10-year lease agreement for the land use right to a total of 7,400 square meters of land, which expires on August 1, 2019. For our Dongguan facility, Dongguan Clean Energy, located in Liu Yong Wei Industrial Park, Wan Jiang District, Dongguan City is 20,234 square meters (5 acres). The property ownership certificate for land has not yet been obtained as the transfer process is not completed. The delay is mainly caused by complex registration procedures to be complied with in finalizing the share structure of Dongguan Clean Energy, as it involves investment by a foreign owned business entity and needs approval of the proper commercial administration department of Guangdong province. Our principal executives and administrative offices are located in Xi'an, Shaanxi Province, in a purchased office space of approximately 233 square meters.

Customers

Currently all of our customers are based in China and use our CWSF for industrial, residential or commercial purposes. As industrial users use the steam generated by CWSF boilers for power and heat in manufacturing processes, there is little seasonality in their consumption of CWSF. Currently, our industrial customers encompass a diverse range of industries such as wineries, paperboard manufacturing, food processing, and ceramic manufacturing. Residential and commercial heating customers experience peak heating demand for approximately 150 days between October and March, and their consumption of CWSF fluctuates accordingly. The following table sets forth the percentage of our revenues by our two principal groups of CWSF customers for the periods indicated:

Sino Clean Energy Customer Breakdown (2009 – 2011)

As of December 31, 2011, we had 35 customers, 29 of which were located within Shaanxi Province (which are being serviced by the Tongchuan facility), 1 of which was located in Liaoning Province (serviced by Shenyang), and 5 of which were located in Guangdong Province (serviced by Dongguan). In order to minimize logistics costs, we typically sell and distribute directly to our CWSF to customers within a 200 kilometer radius of our production facilities. In 2011, our ten largest customers represented 61.1% of total volume sold, while the single largest customer represented 19.9% of total volume sold. During 2011, our ten largest customers by tonnage sold were as follows:

2011 Top Ten Customers

2011 Top Ten Customers

Customer	Type	Sales Volume(MT)	%	Sales Amount(USD)	%
Shenyang Haizhong Heating	Residential Heating	168,680	19.9%	20,229,541	19.8%
Xinxing Industry	Industrial Products	118,833	14.0%	16,790,461	16.4%
Shaanxi Dade Property	Residential Heating	44,986	5.3%	6,177,259	6.0%
Guangzhou Longzheng	Industrial Products	44,552	5.3%	4,546,294	4.4%
Shaanxi Tongchuan Yijian	Industrial Products	30,844	3.6%	3,384,614	3.3%
Xi'an Institute of Architecture	Industrial Products	23,614	2.8%	2,719,078	2.7%
Shaanxi Huayuan Paper Industry	Industrial Products	23,446	2.8%	2,699,754	2.6%
Shaanxi Baidu Industries	Industrial Products	22,534	2.7%	2,472,735	2.4%
Shaanxi Urban Development	Industrial Products	20,607	2.4%	2,261,310	2.2%
Tongchuan Mining Bureau	Industrial Products	19,986	2.4%	2,193,141	2.1%
Subtotal		518,082	61.1%	63,474,187	62.1%
Other		330,032	38.9%	38,700,507	37.9%
Total		848,114	100.00%	102,174,694	100.0%

We are the dominant CWSF producer in Shaanxi, Liaoning and Guangdong provinces. We believe that we are able to differentiate ourselves from our competitors by building a track record and reputation for high quality products and service, by securing long-term customer contracts in each of the target markets, and by selectively expanding into new regional markets.

The Dongguan facility primarily serves local industrial businesses, which includes the expected prospective customers that will result from the additional 750,000 MT capacity. The facility is located in Dongguan city which is an important concentrated industrial zone in Guangdong province. Currently, only less than 2% of our customers served in Guangdong are residential buildings, hospitals or government buildings. The Dongguan facility primarily serves local industrial business. Currently the Company serves five customers in the following industries:

-       food and beverage;

-       colored paper products;

-       shoe-making materials;

-       garments; and

-       rubber products.

In the future, other customers may also include those in the chemical industry after the 750,000 MT capacity facility is fully operational.

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

Customer & Supply Contracts

Sales

Our sales contracts outline total sales volume, price, product specifications, delivery schedule, and method of delivery. We have entered into three to five year framework agreements with approximately 90% of our customers whereby we provide CWSF at prevailing market prices, and volumes are renegotiated each year. Typically, the CWSF consumption volume of any given boiler does not fluctuate significantly from year to year. Once established, the customer base for CWSF is very stable, as the consumption patterns are highly predictable and the costs to switch CWSF boilers to other fuels are prohibitively expensive. Current CWSF prices (all prices include VAT) for sales contracts with customers in Tongchuan ranges from $121 (RMB770) to $127 (RMB810) per MT. It is $138 (RMB880) per MT in Shenyang and $165 (RMB1,050) to $173 (RMB1105) per MT in Dongguan. CWSF transportation costs and the associated risks are covered by us at both the Tongchuan facility and the Shenyang facility. The prices paid by customers at the Dongguan facility are higher mostly because the coal materials cost is higher in Dongguan for the lack of local mines in Guangdong. If the market price of CWSF differs by more than 10% of the original price quoted in the contract, either above or below, the sales price is re-negotiated. Pursuant to the annual sales agreements, customers generally pay for CWSF on a monthly basis. We occasionally provide our customers with extended credit terms of up to three months, for example to certain government residential heating agencies. We set payment methods depending on our business relationship, customers' credit records and prevailing market conditions.

Coal supply

In line with the general market trend of rising coal prices, we have adopted a prudent hedging policy of entering into long term coal supply contracts at competitive prices for large amounts of coal. We have entered into long term coal supply contracts with coal mines/coal washing facilities that are near our CWSF production facilities. We have such agreements with four suppliers located in Shaanxi (one supplier is for Dongguan facility), and two suppliers in Shenyang. The supply contracts define the supply volume, pricing, payment term, product specifications, and delivery schedule. We set the maximum amount of supply volume, which is guaranteed by the coal supplier. In Shaanxi, we have historically drawn most of our coal supplies from a single supplier and a small portion from other suppliers. We are provided coal at prevailing market prices, and volumes are renegotiated each year. However, if the market price of coal exceeds the price initially quoted in the supply contract by 20%, then a new contract can be negotiated. Suppliers must deliver the coal to us within two months after we notify the supplier of our need for coal. As a result of this strategy, we have built up a substantial prepaid coal inventory.

Coal prices (all quoted price includes VAT) in different location of Shaanxi province can be referenced by logging in National Coal Chemical Industry website:

http://coalchem.cpcia.org.cn/market/html/80020502/80475.html and Shaanxi Shenmu website:

http://www.sxsm.com.cn/content/jrbj/2011/12-5/1112584035K9C7J7DA0EIK984.html.

The coal we purchase is over 6500 kcal (defined in purchase contract). According to information listed on the websites, the price of coal is $122 (RMB780) per MT in Tongchuan and $138 (RMB880) per MT in Shenmu. The coal price does not include freight. Our purchase price in Tongchuan is $110 (RMB700) per MT and in Dongguan $125 (RMB800) per MT, which mean significant savings have been achieved under these long term supply contracts.

Coal prices in Liaoning can be obtained through Liaoning Coal Website: http://www.sxcoal.com/lncoal/index.html.

The lowest price in the web is $149 (RMB950) per MT. Our purchase price at Shenyang facility is $114 (RMB725) per MT, which again shows significant savings have been achieved under these supply contracts.

As of December 31, 2011, we had commitments with five coal suppliers (Tongchuan Mining Department Yu Hua Coal Mine, Tongchuan Huaneng Commerce and Trading Co. Ltd, The Coal Sales Sub-Co of Tie Fa Coal Industry (Group) Company Limited, Fushun Teng Da Wash Coal Company Limited, and Shenmu Zhengchang Coke Transportation and Sale Company) to purchase 581,800 MT of wash clean coal to be delivered in 2012 for a total of $74,923,000 (RMB 478,147,000). At December 31, 2011, $37,057,551 (RMB 236,338,232) of this commitment representing approximately 291,000 MT has been paid and is included in prepaid coal. The Company estimates that the amount of prepaid inventories at December 31, 2011 will be delivered to factories and used in production by the end of the second quarter of 2012, and does not expect to make any more major prepayments of coal until such prepaid balances have been used up.

During 2011, the Company advanced approximately $2,800,000 to one of its suppliers, Tongchuan ZhaoJin Town XinYuan Coal Mine ("XinYuan"). Xin Yuan supplied our Tongchuan facility and is located in Shaanxi Province, the PRC. On October 14, 2011, there was a mining disaster in the vicinity of Xin Yuan. As a result, operations at coal mines in neighboring districts, including Xin Yuan, were suspended until each coal mine passes certain safety regulations. As of December 31, 2011, Xin Yuan was still undergoing safety rectification and had not resumed operations. As such the Company provided a reserve for the amount due to the uncertainty of realization which has been included in cost of goods sold for the year ended December 31, 2011. However the Company will use every effort and will endeavor to recover the prepaid advance from the supplier should the coal not be delivered in 2012 as specified in the supplementary agreement.

Dongguan facility

In September 2010, we entered into an agreement to purchase two production lines to be operated within the new Dongguan facility for a total purchase price of approximately $5,372,000. The factory was completed and commenced production in January 2011. We are still in the process of obtaining the land use right certificate, which entitled us to use the land and gain the title to the buildings.

In early March of 2011, the City Government of Dongguan passed the Dongguan City Program for Removing and Upgrading Small- and Medium-Size Coal-Burning Boilers, clearly prescribing that small- and medium-size coal-burning boilers of up to and including 10 steam-tons (boiler power scale) must be removed. With the implementation of this policy, we believe that the demand for CWSF in Dongguan City will increase rapidly in the next 18 months.

Initially, we have planned to increase overall production capacity by expanding in Nanning and Shenyang, with the goal of adding additional capacity in Dongguan by August 2011. However, in an effort to take advantage of the opportunity presented by Dongguan City Program, we determined it was in our best interests to delay the progress in Nanning and Shenyang, and instead immediately increase production capacity in Dongguan in anticipation of the potential increase in demand. On March 10, 2011, we entered into a contract with Qiulin to purchase a 750,000 MT production line for our Dongguan facility for approximately $10,898,000 (RMB 69,500,000). In April 2011, we paid approximately $3,269,000 (RMB 20,850,000) of this amount, leaving a balance to be paid of approximately $7,629,000 (RMB 48,650,000). The production line was originally scheduled to be completed in August 2011. Delivery of the production line, was originally scheduled in August 2011. However, as of December 31, 2011 we have experienced a delay in the delivery of the production line due to Qiulin’s inability to cover the increase in the price of steel to manufacture the product line. Subsequently, the Company signed a supplementary agreement with Qiulin in which Qiulin agreed to deliver the production line by the end of April 2012. Approximately $7,085,000 (RMB 45,175,000) will be due when the production line is delivered, and the remaining balance of approximately $544,000 (RMB 3,475,000) is due one year after initial acceptance of the production line. The Company has inspected the production line in progress and expects to receive delivery by April 2012. According to our business experience, it will take around 6 months to install and test, and therefore its operation will be commenced in November 2012.

Shenyang Haizhong Heat Resource Co., Ltd. ("Haizhong Heating")

We have entered into an agreement with Haizhong Heating, which is an unrelated third-party municipal heat supplier in Shenyang. Haizhong Heating was founded in 2007 when it was partially spun from Haizhong Boiler, which retains a majority equity interest. Haizhong Heating has signed an exclusive agreement with the Shenyang municipal government to provide heat to local businesses, residential buildings and hospitals within an area of 1,200 hectares. We are one of the largest CWSF suppliers to Haizhong Heating. The current area serviced by Haizhong Heating is 4 million meters, which requires approximately 300,000 MT of CWSF on an annual basis. Haizhong Heating expected that the service area will be expanded to 10 million square meters, requiring approximately 850,000 MT of CWSF annually by the end of 2012.

Haizhong Heating was our largest client in 2011 and 2010 accounting for approximately 87% and 85% of the production capacity in our Shenyang facility respectively. We planned to increase our production capacity by 200,000 MT in Shenyang to meet the anticipated demand from Haizhong Heating. However, Haizhong Heating delayed its expansion plans due to government's delay in the granting the land for Haizhong Heating’s expansion.

As a result it is expected that in 2012, Haizhong Heating may reduce purchase from us by up to 30% compared with 2011.

We are one of the largest CWSF suppliers to Haizhong Heating. Haizhong Heating is a third-party municipal heat supplier that supplies heat both residentially and commercially. Haizhong Heating has signed an exclusive agreement with the Shenyang municipal government to provide heat to a large master planned community consisting primarily of residential buildings within an area of 1,200 hectares. Currently we do not maintain or collect data regarding the volume of sales that Haizhong Heating makes residentially and commercially to its customers. As the economic zone develops, we anticipate that its customer base would change, and therefore ,we do not deem it practicable or useful to collect such data.

Qingdao Haizhong Enterprise Co., Ltd. ("Haizhong Boiler”)

Since 2008, through our subsidiary, Suo'ang New Energy, we acted as the exclusive sales agent for Haizhong Boiler, which is an unrelated third-party manufacturer of CWSF boilers in China, and specifically in Xi’an and Tongchuan in Shaanxi Province. In July 2009, we entered into a nationwide strategic partnership agreement with Haizhong Boiler, pursuant to which Haizhong Boiler sells CWSF boilers, and in some markets operates heat supply plants, while we act as the exclusive supplier of the requisite CWSF. This agreement expired in February 2011 according to its terms. Commission revenues from sales of Haizhong made boilers represented less than one percent of our revenues.

Tongchuan government

In November 2010, the Company entered into an agreement with TCID to develop a new joint venture heat supply company for the purpose of providing heating for the new district in Tongchuan. TCID has stated that 15 new heat supply plants will need to be built to supply an area of 16.4 million square meters. The Joint Venture requires an investment of $13,300,000 (RMB 85,000,000) by TCID, for which it receives an 85% stake in the Joint Venture, and $2,3000,000 (RMB 15,000,000) buy the Company, foe which it receives a 15% stake in the Joint Venture. As of December 31, 2011, the construction of the heating supply pipelines has been started in Tongchuan New District. Three heating supply plants are expected to be finished in the fourth quarter of 2012. At December 31, 2011, the Company had not made any investment and estimates its investment to the Joint Venture will be made in 2012.

Sales, Marketing and Customer Development

As the CWSF industry develops, we constantly and actively seek opportunities to participate in energy-related tradeshows and government-sponsored events to promote CWSF as an alternative clean energy with our Company as a preferred supplier. In 2008 a CWSF promotion team was formed in Tongchuan, jointly with the local government, for the purpose of demonstrating and promoting CWSF and to enhance public knowledge and awareness of CWSF.

We conduct our sales efforts through direct sales by our own in-house sales personnel located in Xi'an Dongguan and Shenyang. We sell our CWSF mainly to customers located within a radius of 200 kilometers of our production facilities. Our sales team places a strong emphasis on building long-term relationships with our customers by proactively seeking customer feedback. Our sales personnel regularly visit customers to obtain feedback on our performance and gather market information.

Research and Development

Our CWSF manufacturing technology was developed in-house by our research and development department. Our research and development team is comprised of 10 professionals, 7 of whom are internal and 3 of whom are external experts and consultants. Furthermore, we have entered into agreements with two local universities in 2009 pursuant to which we will invest a total of $789,000 (RMB5 million) in research projects conducted by these two universities over a term of 30 months and 36 months. $474,000 (RMB3 million) and $315,000 (RMB 2million) will be granted to these two universities at various stages of the research programs. The agreements, as amended, specify that we will own and have exclusive intellectual property rights to the outcome of the research and development projects. We believe that our emphasis on research and development, innovation, and continuous product and process improvements will enable us to maintain and expand our leading position in the CWSF industry in China.

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

The company is currently implementing two research and development projects and one project has already been transferred from the laboratory stage to the practical stage. The Tongchuan factory has bought a small mill and other facilities to begin the work of experimental alkaline wastewater experiment pulp and once the experiment becomes successful and is applied to operation, it could not only reduce production costs, but also substantially more environmental friendly.

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

We had 176 employees as of December 31, 2011. From time to time, we employ third-party research and development consultants. We have never experienced any significant labor disputes and consider our relationship with our employees to be good. We expect that our staffing needs will expand as we continue to expand our production capacity. The following table shows a breakdown of our employees by function and geography as of December 31, 2011:

	Tongchuan facility	Shenyang facility	Xi'an head office	Guangdong facility	Total
Management	3	2	2	1	8
Sales and marketing	9	3	2	3	17
Technical staff	7	4		2	13
General and administrative	11	10	13	9	43
Manufacturing	56	30		9	95
Total	86	49	17	24	176

Insurance

We provide social security insurance including pension insurance, unemployment insurance, work related injury insurance and medical insurance for our employees. Although we currently maintain fire, casualty and property insurance covering our two production lines in Shenyang, three production lines in Tongchuan and one production line in Dongguan, we do not maintain any business interruption insurance or any third party liability insurance to cover claims related to personal injury, property or environmental damage arising from accidents on our properties.

Intellectual Property

Currently, we have the ownership of a business trademark ,which is registered in the PRC under Suo'ang BST.

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

We place significant reliance on few major suppliers and the loss of such supplier could have a material adverse effect on our operations.

We are dependent upon our relationships with local third parties for our supply of coal. Two to six suppliers provided 100% of the coal we used to produce CWSF in 2008, 2009, 2010 and 2011. Tongchuan Mine and Shanxi Shenmu Zhengchang Coal Trading Company Business accounted for 30.16% and 25.68%, respectively, of our total coal supply in 2011. Tie Fa Coal Industry (Group) Co. Ltd. was the third largest supplier of the Company, supplying approximately 18.05% of total purchase of coal. While the Company is actively looking for more coal suppliers to diversify and avoid concentration risk, if any of these suppliers, and in particular our largest supplier, terminate their supply relationship with us, we may be unable to procure sufficient amounts of coal to fulfill our demand. If we are unable to obtain adequate quantities of coal to meet the demand for our CWSF product, our customers could seek to purchase products from other suppliers, which could have a material adverse effect on our revenue.

In the past, we have derived a significant portion of our sales from a few large customers. If we were to lose any such customers, our business, operating results and financial condition could be materially and adversely affected.

Historically, our customer base has been highly concentrated. As of December 31, 2011 we had a total of 35 customers, 29 of which were located in Shaanxi Province, one of which was located in Liaoning Province and 5 of which were located in Guangdong province. In 2009, 2010 and 2011, our five largest customers contributed 57%, 37% and 50% of our total revenue, respectively, while our largest customer contributed 14%, 14% and 20% of our total revenue, respectively. Our customers are still relatively concentrated, and any adverse developments to any one of their business operations and demand for CWSF could have an adverse impact on our business, operating results and financial condition.

Our business and prospects will be adversely affected if we are not able to compete effectively.

We face competition in all areas of our business. There are other CWSF producers in other areas of China that may look to expand their business into our markets. Additionally, we must compete against producers of other forms of energy such as coal, natural gas and oil, which may have broader market acceptance. In 2010, we entered the Dongguan market in Guandong Province and we expect to enter Nanning City in Guangxi Province. We may be required to compete with other CWSF producers operating in these regions who may have greater financial, marketing, distribution and technological resources than we have, and more well-known brand names in the marketplace. If we are unable to compete effectively against our competitors, it may have a material adverse impact on our expansion plans and on our results of operations.

We depend on our key executives, and our business and growth may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our key executives. In particular, we are highly dependent upon Mr. Baowen Ren, our chairman and chief executive officer, who has established relationships within the CWSF industry, and Mr. Peng Zhou, a member of our board of directors. If we lose the services of these executives, we may not be able to replace them readily, if at all, with suitable or qualified candidates, and may incur additional expenses to recruit and retain qualified candidates with industry experience similar to our current key executives, which could severely disrupt our business and growth. In addition, if any of our key executives joins a competitor or forms a competing company, we may lose some of our suppliers or customers. Furthermore, as we expect to continue to expand our operations and develop new products, we will need to continue attracting and retaining experienced management and key research and development personnel.

We face competition of qualified personnel from other companies, universities, public and private research institutions, government entities and other organizations. Competition for qualified candidates for executive positions could cause us to offer higher compensation and other benefits in order to attract and retain them, which could have a material adverse effect on our financial condition and results of operations. We may also be unable to attract or retain the personnel necessary to achieve our business objectives, and any failure in this regard could severely disrupt our business and growth.

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

Although we currently maintain fire, casualty and property insurance covering our two production lines in Shenyang, three production lines in Tongchuan and two production lines in Dongguan, we do not maintain any business interruption insurance or any third party liability insurance to cover claims related to personal injury, property or environmental damage arising from accidents on our properties, other than third party liability insurance with respect to vehicles. Any uninsured losses and liabilities incurred by us could exceed our resources and have a material adverse effect on our financial condition and results of operations.

We may not be able to ensure our coal supply for normal production in the near future

With the PRC government’s increasing concern on mine safety issues, particularly in light of several recent accidental explosions in coal mines (operated by other companies) due to inadequate safety measures, and the implementation of the State Council’s Regulation on Phase-out of Small Coal Mines, industry-wide coal mine safety inspections have been conducted in Shanxi province since 2011. During the course of these inspections, some coal mines in Shanxi have been shut down or temporarily closed for the safety assessment and remediation.

These and any future interruptions to the coal mining companies (of which some could be the Company’s existing and potential suppliers), even though the effect might be temporary, could have a material effect on our financial results and operations. Moreover, additional new legislation or regulations may be adopted, or the enforcement of existing laws could become more stringent, either of which may have a significant impact on our coal supply and normal operations.

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

The revenue of our business may be adversely affected if power generators switch to sources of fuel with lower carbon dioxide emissions.

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

If we were unsuccessful in defending possible product liability claim, we could face substantial liabilities that may exceed our resources.

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

Certain raw materials used by us are subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. The primary purpose of our commodity price management activities is to manage the volatility associated with purchases of commodities in the normal course of business. We do not speculate on commodity prices. We are primarily exposed to price risk related to our purchase of coal used in manufacturing products. We purchase most of our raw materials at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating raw material prices. Our raw material price risk increases in the short term if we are unable to increase the price of CWSF. We did not have any commodity price derivatives or hedging arrangements outstanding at December 31, 2011.

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

In recent years, China has not experienced significant inflation or deflation and thus inflation and deflation have not had a significant effect on our business during the past three years. According to the National Bureau of Statistics of China, the inflation rate as measured by the consumer price index in China was 5.4% and 4.6% in 2011 and 2010, respectively.

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

As stated in Shanghai Daily on June 23, 2011, “China is tightening its monetary policy to curb credit-driven inflation. Since October 2010, China has raised interest rates four times and raised the reserve requirement ratio nine times.” and on June 14, 2011, “New Yuan loans totaled 3.6 trillion Yuan in the first five months of this year, down 12 percent from the same period last year.”

The tightening of credit controls in China has led to a cool down in the large demand for capital by corporations in China. We have considered the influence of the economic environment on our operation and development and concluded there is no material effect for our operation in the coming twelve months.

As at February 29, 2012, our all outstanding net accounts receivables (as of December 31, 2011) had been collected. So there was no need to accrue bad debt allowance for accounts receivable as at December 31, 2011.

Uncertainties with respect to the PRC legal system could adversely affect us.

Our operations in China are governed by PRC laws and regulations. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, many new laws and regulations covering general economic matters have been promulgated in the PRC. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. Even where adequate law exists, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of the PRC's judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of any such policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

The application of PRC laws regarding the regulation of monopolies may adversely affect us.

We have a nationwide strategic partnership agreement with Qingdao Haizhong Enterprise Co., Ltd. ("Haizhong Boiler"), a CWSF boiler manufacturer with an estimated 78% share of the national CWSF boiler market. According to Beijing ZhongjingZhongheng Information and Consulting Center, Haizhong Boiler's market share was determined on December 30, 2009. In accordance with this partnership agreement, we and Haizhong Boiler have each agreed to recommend to our respective customers the other party's products during the course of selling our own products. Under the PRC Anti-monopoly Law promulgated on August 30, 2007 and effective as of August 1, 2008, business operators with a dominant market position are prohibited from certain behavior that abuses their dominant market position, including among other things, (i) limiting another party to the transaction to trade exclusively with them or with their designated business operators without justification and (ii) implementing tie-in sales without justification, or imposing other supplementary unreasonable trading conditions in the transaction. If our strategic partnership agreement with Haizhong Boiler or the implementation of such agreement is deemed a violation of the anti-monopoly law, the anti-monopoly administration authority may order us to cease the conduct, confiscate our proceeds and impose a fine of 1% to 10% of the sales volume for the previous year. As a result, our business, results of operation and financial condition could be adversely affected.

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

Although the PRC State Council has regulations governing a company's contribution to the public housing fund for its employees, we had not been expressly required by our local government authority in charge of this matter to make such contribution due to lack of implementing rules. In 2009, the Tongchuan Public Housing Fund Management Center, the local government department in charge of public housing fund matters, issued a notification which requires companies like us to make contributions to the local public housing fund for our employees. In August 2011, we registered to apply for the local public housing fund account but it still has not been approved by the local Public Housing Fund Management Center as of December 31, 2011. We will begin to make statutory contributions for our employees to such account once it is open. However, we cannot assure that the Tongchuan Public Housing Fund Management Center will not penalize us for non-compliance with the regulation promulgated by the State Council prior to 2010. If the relevant local public housing fund administrative centre takes any legal action against us for our non-compliance with such regulation, such as fines, or the requirement of making up contributions to the public housing fund for our employees, our financial conditions and results of operations may be adversely affected.

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

Our principal executive and administrative offices are located in Xi'an City, Shaanxi Province, China, with approximately 233 square meters of office space. Through Suoke Clean Energy, we entered into a real property purchase agreement with Xi'an Shengrong Real Estate Co., Ltd., dated January 12, 2010 to purchase this office space, for a purchase price of RMB1,586,798 (approximately $230,000). Xi'an Shengrong Real Estate Co., Ltd. has been granted the land use right to the property on which the building is located until June 19, 2052. We have settled all payment in November 2011, and we have applied for the transfer of this office's title to Suoke Clean Energy, but the title transfer process has not yet been completed as at December 31, 2011. As a result, Suoke Clean Energy is not a legal owner of this office until title to the office has been duly transferred to Suoke Clean Energy. As our registered address is not in Xi'an City, we are required to register as a branch office in Xi'an City.

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

As of December 31, 2011, there were 2,476,647 warrants outstanding from the financings that closed in September 2008 and July 2009. In the event of the exercise of these warrants, a stockholder will suffer substantial dilution of his, her or its investment in terms of the percentage ownership in us as well as the book value of the shares of common stock held.

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

Our management, directors and their affiliated entities own approximately 3,458,136 of our outstanding common stock, representing approximately 14.43% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

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

We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to our business expansion plans, changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell equity or debt securities or obtain a credit facility. The sale of equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may freely sell their shares after six months subject only to the current public information requirement (which disappears after one year). Affiliates may freely sell their shares after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of 23,863,701 shares of our common stock outstanding as of December 31, 2011, 20,272,408 shares are freely tradable without restriction. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, adopted rules requiring every public company to include a management report on such company's internal controls over financial reporting in its annual report, which contains management's assessment of the effectiveness of our internal controls over financial reporting. We reported certain significant deficiencies involving control activities. These deficiencies may impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, financial statement close, disclosure, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, the deficiencies in internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that considerable cost would be incurred and significant management time and other resources would be occupied to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

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

In August 2010, through our subsidiary, Suoke Clean Energy, we entered into an agreement to purchase a land use right for approximately 5 acres of land and a production factory in Dongguan, Guandong Province. As of December 2011, the property ownership certificate transferring the land use right to us for land has not yet been obtained. It is currently in process of obtaining.

        The table below provides summary descriptions of the properties used for the Company's business operations as of December 31, 2011

Property Location	Area (sq m)	Expiration Date	Purpose
Room 1502, Building D, Wangzou International City Building No. 3 Tangyan Road Gaoxin District, Xi'an, Shaanxi Province, PRC	233	July 19, 2052	Company headquarters

Wangjiabian Village, Dongjiahe Town, Yaozhou District, Tongchuan Shaanxi Province, PRC	43,956	December 8, 2057	CWSF production plant and raw materials warehouse

Wenguantun, Qianjin Town, Dongling District, Shenyang, Liaoning Province, PRC	7,400	August 1, 2019	CWSF production plant and raw materials warehouse

Dongguan facility property

Dongguan Clean Energy, located at Liu Yong Wei Industrial Park, Wan Jiang District, Dongguan City occupies 20,234 square meters (5 acres). The property ownership certificate for land is still in the process of being obtained. The delay is mainly caused by complex registration procedures to be complied with in finalizing the share structure of Dongguan Clean Energy, as it involved investment by a foreign owned business entity, and need approval of the proper commercial administration department of Guangdong province.

ITEM 3.  LEGAL PROCEEDINGS

On May 6, 2011, a complaint was filed in the Federal District Court for the Central District of California against the Company and certain of its current and former officers and directors. The complaint, brought as a putative class action on behalf of all persons other than the Defendants who purchased the common stock of the Company between April 6, 2009 and May 5, 2011, was based entirely on matters raised by short sellers (and matters related thereto) and alleged violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 and rules promulgated thereunder. On September 8, 2011, the putative class counsel filed a First Amended Complaint, now asserting claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons (other than the Defendants) who acquired the Company’s common stock pursuant or traceable to the December 21, 2010 Registration Statement and Prospectus. The Company moved to dismiss the First Amended Complaint for failure to meet pleading requirements, and the Court granted that motion but gave Plaintiff leave to amend his complaint. Plaintiff filed a Second Amended Complaint on or about March 5, 2012. By agreement, the served defendants have and will continue to defend litigation vigorously until April 20, 2012 to answer, move or otherwise respond to the Second Amended Complaint. The Company continues to deny the allegations and will continue to defend the litigation vigorously. No prediction can be made, however, as to the final outcome of the matter.

On May 9, 2011, the Company filed a complaint in the Supreme Court of the State of New York against Geoinvesting LLC, an individual calling himself “Alfred Little”, and unidentified persons acting with, for, or through them. The suit seeks, among other relief, $55 million in compensatory damages and $10 million in punitive damages resulting from the defendants’ fraud, defamation, and tortuous interference with the Company’s business relationships. The complaint has been served on Geoinvesting LLC and the individual calling himself “Alfred Little”, both of which have moved to dismiss the complaint, primarily on jurisdictional grounds.

We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported by the NASDAQ Global Market:

Quarter Ended	High	Low
2011:
First Quarter	$7.61	$4.84
Second Quarter	5.77	1.15
Third Quarter	2.62	0.8
Fourth Quarter	1.65	0.65
2010:
First Quarter	8.50	3.70
Second Quarter	9.40	6.11
Third Quarter	6.35	5.08
Fourth Quarter	8.56	5.91

Based upon information furnished by our transfer agent, as of March 26, 2012, we had 2,938 holders of record of our common stock. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

The payment of dividends by entities established in the PRC is subject to limitations. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in the PRC, subject to certain statutory procedural requirements. Each of our PRC subsidiaries, including wholly foreign owned enterprises, is also required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their general reserves or statutory reserve fund until the aggregate amount of such reserves reaches 50% of their respective registered capital. Our statutory reserves are not distributable as loans, advances or cash dividends. In addition, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. If we or our subsidiaries are unable to receive all of the revenues from our operations due to the above mentioned government controls, we may be unable to pay dividends on our common stock.

Notwithstanding the above-mentioned restrictions on our ability to pay dividends, we have not paid, and do not currently intend to pay cash dividends on our common stock in the foreseeable future. Our policy is to retain all earnings, if any, to provide funds for operation and expansion of our business. The declaration of dividends, if any, will be subject to the discretion of our board of directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our results of operations and financial condition for  the  fiscal years ended December 31, 2011 and 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

In November 2009, Suoke Clean Energy duly entered into an equity transfer agreement with former shareholders of Suo'ang New Energy, pursuant to which 100% equity interests of Suo’ang New Energy was transferred to Suoke Clean Energy and such acquisition was approved by the government authority, Tongchuan Administration for Industry and Commerce. On May 14, 2010, Tongchuan Administration for Industry and Commerce also issued a proof showing all registration for acquisition was completed. All transaction documents and governmental process for acquisition, therefore, has been completed. The entity that entered into contractual arrangement with the Company is Suo'ang BST rather than Suo’ang New Energy. The Company terminated contractual arrangement with Suo’ang BST on December 31, 2009.

On October 12, 2009, Suo’ang New Energy established Shenyang Sou’ang Energy Co., Ltd., a wholly-owned PRC subsidiary (“Shenyang Energy”), to conduct the CWSF business in Shenyang, Liaoning province. In August 2010, the Company acquired all the outstanding capital stock of Dongguan Clean Energy Water Coal Mixture Company (“Dongguan Clean Energy”). At the time, the assets and liabilities of Dongguan Clean Energy consisted primarily of a business license to manufacture and distribute CWSF in Dongguan, which the Company began to use in January 2011.

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

In August 2010, the Company acquired all the outstanding capital stock of Dongguan Clean Energy Water Coal Mixture Company (“Dongguan Clean Energy”). At the time, the assets and liabilities of Dongguan Clean Energy consisted primarily of a business license to manufacture and distribute CWSF in Dongguan, which the Company began to use in January 2011.

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

On July 11, 2011, the Company entered into an Equity Acquisition Agreement to purchase 100% of the outstanding equity interest in Crown Energy from Mr. Zhongrui Deng, the sole stockholder. Crown Energy owns 60% of the equity interest in Nanhai Clean Energy Fuel Co., Ltd., a company primarily engaged in the production and sale of clean energy coal-water slurry fuel. Pursuant to the terms of the agreement, the Company will engage a valuation expert chosen by the parties to appraise the value of Crown Energy’s assets. The parties will then determine the purchase price of the equity interest and determine the payment terms, with all such terms to be memorialized in a supplemental agreement. The agreement also provides that the current management of Crown Energy and its board of directors will be reappointed after the consummation of the acquisition. If after due diligence (which is still in process), the acquisition is finalized, the Company will gain control of 60% of Foshan Nan Hai and the Company’s production capacity will increase by 1,000,000 MT.

Founded in 2003, Foshan Nan Hai has an installed capacity of 1.2 million MT and reserved capacity of 1 million MT. Located in Foshan City, Guangdong Province, where the local government promotes CWSF for energy conservation and carbon emissions reduction, Foshan Nan Hai supplies to the largest CWSF boiler in China and ships its CWSF output from its own 3,000-MT barge dock. Foshan Nan Hai has been performing its annual audit work for 2011 and after its audited financial statements are available, we will start the required due diligence work. The evaluation and negotiation process is expected to be completed in the second quarter of 2012.

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

Accounts receivable

Accounts receivable are recognized and carried at the original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that an adjustment to the bad debt allowance should be made, this is recorded as a change in estimate in the current year. As of December 31, 2011 and 2010, no allowance for doubtful debts was provided.

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a Monte-Carlo Simulation of Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Production Capacity

As at December 31, 2011, we had in-place CWSF production capacity of 1,150,000 MT. The following table shows the breakdown of production capacity for each production facility.

Production capacity as at December 31, 2011

	Estimated hourly		Working
Production line	production	Working day	hour	Total	Rounding
	(Metric tons)	(day)	(hour)	(Metric tons)	(Metric tons)
Tongchuan I	28	300	12	100,800	100,000
Tongchuan II	69	300	12	248,400	250,000
Tongchuan III	56	300	12	201,600	200,000
Shenyang I	42	300	12	151,200	150,000
Shenyang II	42	300	12	151,200	150,000
Dongguan I	42	300	12	151,200	150,000
Dongguan II	42	300	12	151,200	150,000
Total				1,155,600	1,150,000

The production capacity per hour in each production line can be adjusted within a reasonable range. For example, for a production line with an annual run-rate capacity of 100,000 MT, the hourly rate is approximately 28 MT. It can be adjusted to a minimum of 24 MT or maximum 32 MT. The adjustment of capacity directly affects the useful life of plant and machinery.

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

Government Regulations on Revenues and Gross Profit

In China's 2010 Report on Central and Local Budgets, the Chinese Government states that it has budgeted approximately $12 billion for energy conservation and pollution reduction and to promote the development of low-carbon technologies. The CWSF industry is highly encouraged by the PRC Government, and as a result the number of competitors is expected to increase in the future. During the first quarter of 2011, we agreed to reduce the selling price to Haizhong Heating by approximately 8% from March 1, 2011 through October 31, 2012 due to government regulation on its heating price to residential users. As a result, it is likely that the gross profit margin is in a decreasing trend.

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

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2011 as compared to fiscal year ended December 31, 2010

The following tables set forth key components of our results of operations for the years indicated.

	Year Ended December 31,
	2011	2010

Revenue	$102,174,694	$106,273,785
Cost of goods sold	(69,967,105)	(64,444,862)
Gross profit	32,207,589	41,828,923
Selling expenses	4,885,784	4,600,685
General and administrative expenses	3,926,288	2,574,200
Income from operations	23,395,517	34,654,038
Other income
Interest expense	-	(10,464,567)
Interest income	262,569	105,096
Gain on extinguishment of derivative liability	3,590,721	28,404,181
Change in fair value of derivative liabilities	10,234,566	2,197,831
Total other income	14,087,856	20,242,541
Income before provision for income taxes	37,483,373	54,896,579
Provision for income taxes	5,358,455	6,891,173
Net income	$32,124,918	$48,005,406

Revenue. Our revenues are derived from our sales of CWSF.  For the year ended December 31, 2011, we had revenues from sales of our coal-water slurry fuel of $102,174,694 as compared to revenues of $106,273,785 for the year ended December 31, 2010, representing a decrease of $4,099,091 or 4%.  This decrease is primarily attributable to a decrease in sales to one of our major customers, Haizhong Heating, which, due to modification of a pipeline in certain areas of the “Ming Fa” real estate development project due to government requirements in the second quarter of 2011, suspended operation of its CWSF boilers. Due to the cessation of the Haizhong Heating CWSF boiler operation and the suspension of its business during the pipeline modification, it has become uneconomical for the Shengyang facility to continue operations for only a small number of customers, which represented less than 20% of revenues at Shenyang.  As a result, our Shengyang facility suspended operations in late April 2011. We resumed production in October 2011 and Haizhong Heating resumed operation on November 1, 2011. The reduction in sales volume due to this business interruption is 81,251 MT, approximately $10.3 million, compared with the same period of 2010. In addition, the Dongguan facility had not reached its planned production volume because one of its potential customers, Yongchang Paper, had not started operation as planned in 2011.

Increased production from the new 300,000 MT production line added in February 2011 in Dongguan led to an increase in production capacity, but the decrease in sales due to a major customer, Haizhong Heating, reduced the requirements for 2011 (see below “Accounts Receivable”). Haizhong Heating was our largest client in 2011 and 2010 accounting for approximately 87% and 85% of the production capacity in our Shenyang facility respectively. We planned to increase our production capacity in Shenyang to meet the anticipated demand from Haizhong Heating. However, Haizhong Heating delayed its expansion plans due to government’s delay in the granting the land for Haizhong Heating’s expansion. As a result it is expected that in 2012, Haizhong Heating may reduce purchase from us by up to 30% compared with 2011. As at December 31, 2011 we had 35 customers under CWSF supply agreements totaling approximately 848,114 MT per year, as compared to 43 customers totaling approximately 982,167 tons of CWSF per year as at December 31, 2010.

The following table sets forth the impact of the change in the quantity and average price of our CWSF on our revenue.

	Year ended December 31,				Attributable
	2011	2010	(Decrease)	Average	to decrease
	Sales Quantity	Sales Quantity	in quantity	unit price	in revenue
	MT	MT	MT	$/MT

Total	848,114	982,167	(134,053)	114.34	$(15,326,950)

	Year ended December 31,
	2011	2010	Increase	Average of	Attributable
	Average	Average	in average	Sales Quantity	to increase
	unit price	unit price	unit price	for 2011 and 2010	in revenue
	$/MT	$/MT	$/MT	MT

Total	120.47	108.20	12.27	915,066	11,227,859

Net decrease in revenue					$(4,099,091)

Cost of Goods Sold. Expenses which comprise cost of goods sold are the direct cost of raw materials (coal, ferrous sulfate, and coal water mixture chemicals), the costs incurred to get the raw materials to our production plants, salaries of production workers, electricity use for production equipment, water used for production, and manufacturing overhead. Manufacturing overhead includes materials, depreciation and amortization related to property, plant, and equipment used directly in production of inventory, rent related to plants used directly in the production of inventory, and other such costs associated with preparing our CWSF for sale. For the year ended December 31, 2011 and 2010, cost of goods sold was $69,967,105 and $64,444,862 respectively, representing an increase of $5,522,244 or 8.6%. The increase in cost of goods sold reflected to a certain extent the decrease in total volume sold this year. The increase is also due to the impairment of prepaid coal of $2.8 million. Gross profit margin decreased from 39% in 2010 to 32% in 2011 mainly as a result of (i) the significantly higher purchase price for coal in Dongguan which increased our cost of production; (ii) higher depreciation costs on the machinery and plant of our Dongguan facility. Depreciation of plant and machinery for the year 2011 was $2,876,486 as compared to $2,127,386 in 2010; and (iii) the impairment of prepaid coal.

The reduction of selling price to Shenyang Haizhong Heat Resource, Ltd. from $151 (RMB960) per MT to $138 (RMB880) per MT represented a decrease of 8.3%. As Haizhong was one of our largest customers in 2011, the decrease in market value directly affected the gross profit margin for the Company. We expect that restrictive regulations that may carry over to other customers will only generate a minor effect. Overall gross profit margin will be approximately 35%.

The following table sets forth the impact of the change in the quantity and average cost of our CWSF on our cost of goods sold:

	Year ended December 31,				Attributable
	2011	2010	(Decrease)	Average	to decrease
	Sales Quantity	Sales Quantity	in quantity	unit cost	in COGS
	MT	MT	MT	$/MT

Total	848,114	982,167	(134,053)	72.46	$(9,713,504)

	Year ended December 31,
	2011	2010	Increase	Average of	Attributable
	Average	Average	in average	Sales Quantity	to increase
	unit cost	unit cost	unit cost	for 2011 and 2010	in COGS
	$/MT	$/MT	$/MT	MT

Total	79.20	65.61	13.59	915,066	12,435,747

Impairment of prepaid coal					2,800,000

Net increase in cost of goods sold					$5,522,243

Selling Expenses. Selling expenses totaled $4,885,784 for the year ended December 31, 2011, as compared to $4,600,685 for the year ended December 31, 2010, representing an increase of $285,099 or 6.2%. This increase is mainly attributable to increased transportation costs.

The transportation costs of shipping CWSF to our customers of $4,863,517 and $4,530,881 for the year ended December 31, 2011 and 2010 respectively, are included in selling expenses on the consolidated statements of income and other comprehensive income. The transportation cost represented 4.7% and 4.3% of the Company’s revenue for the year ended December 31, 2011 and 2010, respectively.

General and Administrative Expenses. General and administrative expenses totaled $3,926,288 for the year ended December 31, 2011, as compared to $2,574,200 for the year ended December 31, 2010, representing an increase of $1,352,088 or 53%. This increase was primarily due to the increase in legal expense and professional fees of our operations. The increase legal consulting, other legal and professional fees totaling approximately $396,000 accounted for 29.3% of the total increase of general and administrative expenses. The increase in those costs resulted from increased public company reporting costs, acquisition due diligence expenses and advisory services on legal and financial reporting.

The general expenses associated with the development of our new plant in southern China also contributed to the significant increase in general and administrative expenses including travelling expenses, entertainment, marketing expenses and office supplies.

Other Income. Other income totaled $14,087,856 for the year ended December 31, 2011, comprised primarily of a gain on extinguishment of derivative liability of $3,590,721 and a gain in change of fair value of the derivative liabilities of $10,234,566, as compared to other income of $20,242,541 for the year ended December 31, 2010, which was mainly caused by the gain on extinguishment of derivative liability of $28,404,181 and gain in change in fair value of derivative liabilities of $2,197,831, offset against interest expense of $10,464,567.

The main factor affecting the fair value of derivative liabilities is the stock price of the Company. The Company stock price dropped 83% during the valuation period.

The significant assumptions used in the valuation is that the derivative holders have rights to exercise the respective financial instruments at any time during the remaining time to maturity before the expiration, the closing stock price of the Company to be equal to the fair value of the stock of the Company as the appraisal date and all participants in market are considered to be willing buyers and sellers. As a result, the market price of stock directly affected the fair value of derivative liabilities for the year.

 The interest income for the year ended December 31, 2011 and 2010 was $262,569 and $105,096 respectively. The Company keeps its cash in current accounts or demand deposits to meet operating needs. As at December 31, 2011, approximately $42 million was kept in China. According to the People’s Bank of China, the applicable interest rate of demand deposit is of 0.45% which was close to the 0.2% earned by the Company in 2011.

As the Company uses the RMB as its functional currency, there is little need for USD balances except for paying professional and other fees, so most of the Company’s cash balances are in RMB. Hence it will not be meaningful to look at the applicable USD deposit rates, as the amount of interest involved is not material. Therefore applicable interest rates for RMB demand deposits in China are used.

The Company chose not to put the cash into short-term investments which may have provided a higher yield due to our desire to maintain a reserve of cash for maintaining liquidity. The major component of cost of goods sold is coal, which is a limited resource in China. The Company aims to maintain sufficient cash for the advance to suppliers and to deal with the fluctuations in the commodities market. Another reason is cash is reserved for development and acquisitions. Since time is required for efficient investment and liquidity is a key factor for the Company, no temporary investment of cash has been made at this time. The Company keeps most of its cash in RMB demand deposit accounts, which earn very little interest as the applicable rate is only 0.45% per annum.

Provision for income taxes. For the year ended December 31, 2011 and 2010, our provision for income taxes was $5,358,455 and $6,891,173, respectively. The decrease in income taxes reflects the decrease in taxable income from our operations in China. For the year ended December 31, 2011 and 2010, our effective tax rate was 14.3% and 12.6%, respectively, on income before provision for income taxes.

Net Income. We had net income of $32,124,918 for the year ended December 31, 2011, as compared to $48,005,406 for the year ended December 31, 2010. The decrease in net income is primarily attributable to the decrease in gross profit of $9,621,334 for the year ended December 31, 2011.

Reconciliation of net income to adjusted earnings

The following table provides a reconciliation of net income to adjusted earnings

	2011	2010

Net income	$32,124,918	$48,005,406

Non-GAAP adjustments
		-
Gain on extinguishment of derivative liability	(3,590,721)	(28,404,181)
Change in fair value of derivative liabilities	(10,234,566)	(2,197,831)
Fair value of shares issued for bonus interest	-	1,864,701
Amortization of notes discount	-	8,601,975

Adjusted earnings	$18,299,631	$27,870,070

This table excludes from Net Income (loss) certain items related to the cost related to the issuance of our private placement (primarily related to the fair value of the derivatives created upon issuance related to the conversion feature of the notes and the fair value of the warrants issued to the convertible note holders), the change in fair value of these derivatives during the period as well as the extinguishment of a portion of the derivative upon conversion of the notes, conversion and expiration of warrants, and amortization of the valuation discount recorded as interest expense relating to these convertible notes and the fair value of shares issued for bonus interest. The Company believes that these non-GAAP financial measures are useful to investors because they exclude non-cash charges that our management excludes when it internally evaluates the performance of the Company’s business and makes operating decisions, including internal budgeting, and performance measurement, because these measures provide a consistent method of comparison to historical periods. Moreover, management believes these non-GAAP measures reflect the essential operating activities of Sino Clean Energy.  Accordingly, management excludes these items when making operational decisions. The Company believes that providing the non-GAAP measures that management uses to its investors is useful to investors for a number of reasons. The non-GAAP measures provide a consistent basis for investors to understand the Company’s financial performance in comparison to historical periods. In addition, it allows investors to evaluate the Company’s performance using the same methodology and information as that used by our management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment of which charges are excluded from the non-GAAP financial measure. However, our management compensates for these limitations by providing the relevant disclosure of the items excluded.

The adjusted number of shares used to determine adjusted earnings per share is calculated by adding the basic weighted number of shares to the number of shares that would be issued upon exercise of all warrants classified as derivative liabilities. At December 31, 2011, basic weighted number of shares of 23,498,018 is increased by 2,476,647 warrant shares that would be issued upon exercise of all the Company’s warrants, resulting in 25,974,665, the adjusted earnings number of shares. For the year ended December 31, 2011, adjusted earnings of $18,299,631 divided by the 25,974,665 adjusted number of shares results in adjusted earnings per share of $0.70 per adjusted shares. At December 31, 2010, basic weighted number of shares of 15,855,682 is increased by 3,149,582 warrant shares that would be issued upon exercise of all the Company’s warrants, resulting in 19,005,264, the adjusted earnings number of shares. For the year ended December 31, 2010, adjusted earnings of $27,870,070 divided by the 19,005,264 adjusted number of shares resulted in adjusted earnings per share of $1.46 per adjusted shares.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2011, cash used in operating activities was $15,737,286, as compared to that provided by $26,218,124 that we generated from operating activities for the year ended December 31, 2010.  This decrease in cash generated by operating activities is primarily due to (i) the decrease in net income of $15.9 million; (ii) amortization of discount on convertible notes of $8,601,975 in 2010; (iii) change in fair value of derivative liabilities of $10,234,566; (iv) gain on extinguishment of derivative liability of $3,590,721; (v) the increase in accounts receivables of $9,469,103, prepaid inventory of $29,971,863, and inventories of $71,250.

For the year ended December 31, 2011, cash provided by investing activities was $3,163,854, of which $10,510,965 was repayment from related party and $(7,347,109) was used for purchase of plant and equipment and payment of deposits on long term assets. For the year ended December 31, 2010, the net cash used in investing activities was $(21,477,472) which was for advance to Suo’ang BST of $(10,341,262), purchase of plant and equipment of $(2,735,696) and payment of deposits on long term assets of $(9,174,176).

For the year ended December 31, 2011, we used $(374,014) from financing activities, which was primarily payment on common stock repurchase $(799,423) which is partially off-set by the cash received from exercise of warrants of $594,216.  For the year ended December 31, 2010, the net cash provided by financing activities was $29,076,224 which was primarily the proceeds from sales of common stock of $28,282,810, the cash received from exercise of warrants of $657,001 and proceed of mortgage payable of $163,983.

As of December 31, 2011, we had cash and cash equivalents of $42,431,330, of which $42,427,868 was held in accounts at financial institutions located in the PRC. The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China.

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

As of December 31, 2011, our total current assets were $94,078,489 and our total current liabilities were $5,362,687 which resulted in a net working capital of $88,715,802. We had capital expenditure commitments outstanding as of December 31, 2011 in the amount of $48,559,361 in relation to the purchase of coal, property and machinery.

We believe that we have sufficient cash flow to meet our obligations on a timely basis in the foreseeable future.

Accounts Receivable

Accounts receivable, net increased from $3.8 million at December 31, 2010 to $13.2 million at December 31, 2011. It is noted that while the sales remained stable for the year ended December 31, 2011, the composition of the sales changed significantly as the Company developed new industrial year-round customers in the Guangdong province. This addition to sales compensated for the lost sales due to suspension of operations of our major customer, Haizhong Heating in Shenyang in the April to October period.

As of December 31, 2011, net accounts receivable was $13,191,545 (RMB 84,130,396). As at February 29, 2012, all these accounts receivable had been collected.

Aging of our receivables as of December 31, 2011 and 2010 is as follows (in thousands):

	December 31
	2011	2010
1 - 30 days	9,856	3,857
31 - 60 days	3,335	-
Reserve	-	-
Total	13,191	3,857

Prepaid Inventories

The Company has contracts with coal suppliers to deliver coal for use in the production of CWSF. At times, the Company makes payments in advance of delivery and accounts for these prepayments as prepaid inventory. At December 31, 2011 and December 31, 2010, prepaid inventories totaled $37,057,551 and $10,242,878, respectively

In November 2010 through January 2011, the Company entered into agreements with five coal suppliers to purchase 1,100,000 MT (metric tons) of washed clean coal to be delivered during 2011 for a total of $122,880,000 (RMB 802,300,000). In July, 2011, we entered into an agreement with one other supplier to purchase 60,000 MT of washed clean coal for $6,300,000 (RMB 40,200,000). As of December 31, 2011, of the total 1,160,000 MT coal purchase commitment, 587,000 MT of coal had been purchased, and 573,000 MT of coal had not been purchased. On December 27, 2011 and December 30, 2011, three suppliers required the Company to pay $23,755,000 (RMB 151,500,000) as additional prepayment on 177,000 MT of coal because the Company did not fulfill purchase commitments for 378,000 MT of coal with them. The other three suppliers did not require any additional prepayments for 195,000 MT of coal purchase commitments that the Company had not fulfilled with them. The total of 573,000 MT of coal not purchased in 2011 is to be purchased in 2012.

At December 31, 2011, total prepaid coal was $37,057,551 (RMB 236,338,232), which represents prepayment of approximately 291,000 MT of coal. The Company estimates that the amount of prepaid inventories at December 31, 2011 will be delivered to factories and used in production by the end of the second quarter of 2012, and does not expect to make any more major prepayments of coal until such prepaid balances have been used up.

Contractual Obligations

We have certain commitments that include future payments. We have presented below a summary in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

Payments Due by Period as of December 31, 2011

		Less than			More than 5
	Total	1 year	1-3 Years	3-5 Years	Years +
Contractual obligations:
Capital expenditure commitment	8,393,912	7,849,036	544,876
Operating Leases	288,888	38,095	76,190	76,190	98,413
Coal inventory purchase agreements, net of prepayments	37,865,449	37,865,449	-	-	-
Joint venture commitment	2,300,000	2,300,000	-	-	-
Debt repayment and interest on debt (1)	-	-	-	-	-
Total contractual obligations:	48,848,249	48,052,580	621,066	76,190	98,413

As of December 31, 2011, we had commitments with five coal suppliers (Tongchuan Mining Department Yu Hua Coal Mine, Tongchuan Huaneng Commerce and Trading Co. Ltd, The Coal Sales Sub-Co of Tie Fa Coal Industry (Group) Company Limited, Fushun Teng Da Wash Coal Company Limited, and Shenmu Zhengchang Coke Transportation and Sale Company) to purchase 581,800 MT of wash clean coal to be delivered in 2012 for a total of $74,923,000 (RMB 478,147,000). At December 31, 2011, $37,057,551 (RMB 236,338,232) of this commitment representing approximately 291,000 MT has been paid and is included in prepaid coal. This is in line with the Company’s policy of hedging against increase in coal prices by entering into longer term purchase contracts for large amount of coal at competitive prices.

In July 2011, the Company entered into 3 construction contracts with Tongchuan New District Gui Qin Construction Co. Ltd. for the construction of main office building, road formation and coal storage facility, at our Tongchuan facility. The total amount of the 3 construction contracts is $3,763,171 (RMB 24,000,000). As of December 31, 2011, the Company has paid $2,998,259 (RMB 19,121,700) to Gui Qin as deposit. The outstanding balance due under the contract is $764,912 (RMB 4,878,300) which will be paid when construction is completed. Construction commenced in July 2011, and as of December 31, 2011, the main office building and coal storage facility were still under construction and are expected to be completed by November 2012.

On March 10, 2011, we entered into a contract to purchase a 750,000 MT production line for our Dongguan facility for approximately $10,898,000 (RMB 69,500,000). In April 2011, we paid approximately $3,269,000 (RMB 20,850,000) of this amount, leaving a balance to be paid of approximately $7,629,000 (RMB 48,650,000). The production line was originally scheduled to be completed in August 2011. Delivery of the production line, was originally scheduled in August, 2011. However, as of December 31, 2011 we have experienced a delay in the delivery of the production line. Subsequently, the Company signed a supplementary agreement with the vendor in which they agreed to deliver the production line by the end of April 2012. Approximately $7,085,000 (RMB 45,175,000) will be due when the production line is delivered, and the remaining balance of approximately $544,000 (RMB 3,475,000) is due one year after initial acceptance of the production line. The Company has inspected the production line in progress and expects to take delivery by April, 2012. According to our business experience, it will take around 6 months to install and test, and therefore its operation will be commenced in November 2012.

In addition, the Company has entered into a non-binding, preliminary agreement to acquire a 100% stake in Crown Energy, an investment company registered in Hong Kong, which as its sole business holds a 60% stake in Foshan Nan Hai, a producer and distributor of CWSF in southern China.

If after due diligence (which is still in process), the acquisition is finalized, the Company will gain control of 60% of Foshan Nan Hai and the Company’s production capacity will increase by 1,000,000 MT.

Founded in 2003, Foshan Nan Hai has an installed capacity of 1.2 million MT and reserved capacity of 1 million MT. Located in Foshan City, Guangdong Province, where the local government promotes CWSF for energy conservation and carbon emissions reduction, Foshan Nan Hai supplies to the largest CWSF boiler in China and ships its CWSF output from its own 3,000-MT barge dock. Foshan Nan Hai has been performing its annual audit work for 2011 and after its audited financial statements are available, we will start the required due diligence work. The evaluation and negotiation process is expected to be completed in the second quarter of 2012.

On May 9, 2011, the Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock. As of December 31, 2011, 321,100 shares, for an aggregate of $799,423, has been repurchased.

In November 2010, the Company entered into an agreement with TCID to develop a new joint venture heat supply company for the purpose of providing heating for the new district in Tongchuan. TCID has stated that 15 new heat supply plants will need to be built to supply an area of 16.4 million square meters. The Joint Venture requires an investment of $13,300,000 (RMB 85,000,000) by TCID, for which it receives an 85% stake in the Joint Venture, and $2,3000,000 (RMB 15,000,000) buy the Company, for which it receives a 15% stake in the Joint Venture. As of December 31, 2011, the construction of the heating supply pipelines has been started in Tongchuan New District, and of which 3 heating supply plants are expected to be finished in the 4th quarter of 2012. At December 31, 2011, the Company had not made any investment and estimates its investment to the Joint Venture will be made in 2012.

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

Inflation

In an effort to fight against inflation, the central government has tightened the cash supply and as a result, some small business enterprises have encountered difficulties in getting bank loans for working capital. However the latest CPI released showed China’s inflation rate has moderated to 5.5% from 6.5% early in 2011. It is widely expected the government will adopt a more flexible easing policy towards bank lending, and indirectly Small and Medium enterprises will find it easier to secure bank loans for working capital purposes.

The central government’s tightening policies have been taking effect. In October 2011, the CPI in China went down to 5% from 6.5% in summer months. The stock markets appear to be making bottom. The employment and earnings are still strong. The market’s liquidity may ease now that inflation pressures appear to be under control. The government may ease policies that restrict bank lending in the short term as Premier Wen said the government may fine-tune lending policy guidelines.

Business Development

Acquisition of Crown Energy (Foshan Nanhai Clean Energy)

The Company has engaged Shaanxi Rongde Law Firm (“Rongde”) to conduct comprehensive due diligence and evaluation of Foshan Nan Hai’s assets, ownership structure, liabilities, and credit worthiness. This due diligence and evaluation is still progressing

General Outlook for 2012

In 2011, our sales were impacted by the 6-month closing of operations of our largest customer, Haizhong Heating and as a result we experienced a decline in total sales. Haizhong Heating was our largest client in 2011 and 2010 accounting for approximately 87% and 85% of the production capacity in our Shenyang facility respectively. We planned to increase our production capacity in Shenyang to meet the anticipated demand from Haizhong Heating. However, Haizhong Heating delayed its expansion plans due to government’s delay in the granting the land for Haizhong Heating’s expansion. As a result it is expected that in 2012, Haizhong Heating may reduce purchase from us by up to 30% compared with 2011. However, macro-demand for CWSF in China is expected to grow at a compounded annual growth rate ( according to Frost & Sullivan) of 24.7% from 2008 (15.9 million MT) to 2014 (59.9 million MT). Hence the expected total demand for CWSF in 2012 may reach 30.8 million MT. We believe that we are well positioned to meet this substantial growth in demand as we planned to expand our production capacity to 2,900,000 MT in 2012 from the current 1,150,000 MT. In this regard, we expect our total sales will achieve a significant increase both in volume (MT) and in gross revenue in 2012.

On the financial side, we have a healthy cash balance and adequate working capital as at December 31, 2011. Together with the expected cash flow to be generated in 2012 from our operations, we believe that we have sufficient liquidity and cash resources to finance our expansion plans and meet all our current commitments, without the need for external financing, whether in the form of debt or equity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011, and have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management has made a comprehensive review, evaluation and assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011 the Company’s internal control over financial reporting was effective.

Changes in Internal Controls Over Financial Reporting

During the year ended December 31, 2011, through the engagement of the third party professional consulting team, measures were taken to address the internal control deficiencies previously identified and enhance the overall strength of the controls and procedures. The following have been achieved:

●	Improvements in: entity level and transaction level policies and procedures; financial reporting procedures; documentation of key processes, risks and controls; and training of personnel in connection with quarterly financial closing, internal control awareness, new policies and procedures, reporting and disclosure.

●	Specifically, we have strengthened our internal controls, with the assistance from the third party professional consultants, by updating/revising 23 policies and procedures (for both entity level and process level, including the financial close and reporting procedure) to include key controls in these policies and procedures to manage the risks associated with these processes. Forms and templates associated with these policies and procedures were also updated/newly formed to ensure key controls set are embedded to the daily operation of the policies and procedures. In addition, our finance and operational personnel have received both classroom and “on the job” training (by working together with the consultants), which enhanced our personnel’s knowledge and capability of performing the financial close and reporting procedures and internal control related tasks.

●	We have performed testing for key controls as at December 31, 2011 and formulated/implemented remediation actions.

●	In addition, the Audit Committee has formulated an internal audit plan for 2012. With the assistance from the external consultant, the Audit Committee will carry out a number of internal audit review projects in 2012 in order to examine whether the controls in place operate properly and to detect non-compliance with policies and procedures. This fulfills the role of a review function and helps train up our internal personnel through teaming with professional consultants.

Other than as disclosed above, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers	Position/Title	Age

Baowen Ren	Chief Executive Officer and Chairman of the Board	42

Wen (Wendy) Fu	Chief Financial Officer	43

Hon Wan Chan	Vice President of Finance	51

Xueping Wang	Chief Technological Officer and Vice President of Sales	49

Peng Zhou	Director	43

Kam Shing Chiu (1)	Independent Director	66

Wenjie Zhang (1)(2)(3)	Independent Director	40

Zhixin Jing (1)	Independent Director	52

____________________

(1)	Serves as a member of the Audit Committee.

(2)	Serves as a member of the Compensation Committee.

(3)	Serves as a member of the Nominating and Corporate Governance Committee.

The following is a summary of the biographical information of our executive officers and directors. Any gap in employment background of an individual indicates that the individual did not obtain work experience relevant to his or her role as an officer or director during such period.

Baowen Ren has served as the Company’s Chief Executive Officer and Chairman of the Board since October 2006.He is primarily responsible for the overall strategic planning, formulation of the corporate policies, the corporate development and also the day-to-day management of the Group. Mr. Ren has over 16 years of management experience in the manufacturing industry. Mr. Ren, is a prominent figure in China's CWSF industry with over nine years' experience in CWSF research, development and sales. As a member of the China CWSF Research Center, the China Association of Environmental Protection Industry, and the China Association of Low- Carbon Economy, Mr. Ren is very familiar with China's clean energy policies, regulations, directions and the role that CWSF plays within China's clean coal technology plan. Since2005, Mr. Ren has built the largest CWSF production base in North West China. In 2008, Mr. Ren issued the paper "The Development of CWSF under the Movement of National Energy Conservation and Emission Reduction", which was adopted by the National CWSF Promotion Work Conference Paper Collection.

Mr. Ren graduated with a B.A. degree Chinese Language and Literature from Shaanxi Normal University in 1992 and a master degree in business administration from Northwest Jiao Tong University in 2009. Among other qualifications, Mr. Ren brings to the board both executive leadership experience and CWSF manufacturing experience, including production, operation, research and development and sales. Furthermore, Mr. Ren’s comprehensive understanding of China’s clean energy policies, regulations, and development trends help the board to plan its corporate strategy and practices.

Wen (Wendy) Fu has served as our Chief Financial Officer since February 2010. Prior to joining us, Ms. Fu served as the Chief Financial Officer of China Shenghuo Pharmaceutical Holdings Inc., a NYSE-AMEX listed company from September 2008 to August 2009. From August 2007 to March 2008, Ms. Fu served as VP-Finance of Shengdatech, Inc., a China based NASDAQ listed company and chemical manufacturer in China. From December 2005 to June 2007, Ms. Fu worked for Deloitte & Touche, LLP (USA), a globally recognized accounting firm, as a Senior Consultant. From May 1999 to May 2004, Ms. Fu served as Assistant Finance Controller at Wal-Mart China, a subsidiary of Wal-Mart Inc., a Fortune 500 company, listed on the NYSE. From 1997 to 1999, Ms. Fu was the Regional Finance Manager at Asia Pulp & Paper (APP) Co., Ltd., the second largest paper company in Asia, listed on the NYSE. In 1989, Ms. Fu graduated from the International Trade program at Wuhan Jianghan University, and in 2005 from the University of Austin, Texas and received a Master’s degree in Professional Accounting. Ms. Fu has been a CPA since 2007.

Hon Wan Chan has served as our Vice President of Finance since February 2010. Prior to that, he served as our Chief Financial Officer from December 2008 to February 2010. Mr. Chan was a principal of CC Alliance CPA & Co from March 2008 to December 2008. He served as the Business Director for Texwood Group, from November 2006 to February 2008, overseeing the company's business administration, finance and accounting, and as an in-house accountant from April 2000 to June 2005. Mr. Chan was the Chief Financial Officer of South China Media Group from July 2005 to October 2006. In 1985, Mr. Chan graduated from Macquarie University in Australia and received a B.A. degree in Accounting, and he graduated from Hong Kong Polytechnic University and received a Master’s degree in Accounting. He is an associate member of both The Institute of Chartered Accountants in Australia and The Hong Kong Institute of Certified Public Accountants.

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

Peng Zhou has served as a director on our Board since October 2006 and as Chief Operating Officer of Shenyang Energy since October 2009. Mr. Zhou is primarily responsible for production, research and product development. He has over 10 years experience in the industry of manufacturing CWSF. He served as the General Manager of Suo'ang BST from January 2005 to December, 2009. Mr. Zhou graduated from Xi'an Jiao Tong University and received a B.A. degree in Statistics. Mr. Zhou brings to the board over 10 years of operational experience in the industry of CWSF manufacturing, research and development.

Kam Shing Chiu was appointed as our independent director on August 8, 2011. He has been serving as a director of Wai Chong Gold Company Ltd. (formerly Wai Chong Company) a member of the Chinese Gold &Silver Exchange in Hong Kong, since January 2011.He was also appointed as independent director of China Ritar Power Corp., a Chinese battery manufacturer, and a director of Lightscape Technologies Inc., a company providing LED solution services and engaged in outdoor media advertising in Hong Kong and China, in June 2011. From December 2005 to December 2010, Mr. Chiu was a financial consultant for Lightscape Technologies Inc., responsible for SEC financial reporting and compliance. Mr. Chiu received a bachelor of commerce degree in accounting and business studies from the University of Ottawa in Canada in 1969. He received an MBA from the University of British Columbia in Canada in 1970. Mr. Chiu became a Chartered Accountant of Canada in 1972.He is also a member of Ontario Institute of Chartered Accountants and Canadian Institute of Chartered Accountants. During 2005 to 2010, as a financial consultant for Lightscape Technologies Inc., Mr. Chiu was involved with the preparation of SEC 10-Q and 10-K and other related filings and responses to SEC. He was also responsible for consolidation of 18 subsidiaries and conversion of accounting records from Hong Kong International Financial Standards to US GAAP. Mr. Chiu oversaw accounting and reporting in Beijing and Singapore in additional to Hong Kong to ensure compliance with internal control procedures. Mr. Chiu brings to the Board over 30 years’ experience in financial accounting and auditing, U.S. GAAP reporting and SEC compliance.

Wenjie Zhang has served as an independent director on our Board since December 2008. Mr. Zhang is primarily responsible for the design and planning of the Company’s production facilities. He has over 13 years experience in business and production facilities construction administration. He was the co-founder of Suo'ang BST. In 1995 Mr. Zhang graduated from the Xi'an Science Institution and received a B.A. degree in Administration, and in 1997 graduated from Shaanxi Hanzhong Business College and received a Bachelor Degree in Business and Trade. Mr. Zhang’s extensive experience with a local engineering company enables him to provide valuable insight to the board.

Zhixin Jing has served as an independent director on our Board since March 2011. Mr. Jing is primarily responsible for the Company’s financial and accounting function including reviewing the Company’s financial position and responsible for the strategic investment planning and corporate finance activities. He has over 18 years of experience in providing corporate finance, restructuring, accounting and audit advisory services. In 2010, Mr. Jing was the General Manager of Shaanxi Branch of Lianhe Credit Management Co., Ltd. From 1998 to 2004, Mr. Jing was the financial controller of Xi’an City Development and Investment Co. Ltd. He holds a Bachelor degree in Accounting from Xi'an Jiaotong University. Among other qualifications, Mr. Jing brings the board and Audit Committee over 18 years of comprehensive experience in financial management and corporate finance.

Board Leadership Structure and Risk Oversight

The Board of Directors believes that Mr. Ren’s service as both Chairman of the Board and Chief Executive Officer is in the best interest of the Company and our stockholders. Mr. Ren possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing us and our business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances our ability to communicate our message and strategy clearly and consistently to our shareholders, employees, customers and suppliers.

It is the role of the Board to oversee risk in the risk management process. The risk oversight process is the means by which the board determines that the Company has in place a robust process for identifying, prioritizing, sourcing, managing and monitoring its critical risks and that process is improved continuously as the business environment changes.

The Board conducts appropriate oversight and monitoring to ensure policies are carried out and processes are executed in accordance with management’s selected performance goals and risk tolerances. The Audit Committee of the Board regularly meets to review financial and operational items with management and the Company’s independent auditors. Althought th eBoard does not regularly review formal reports from members of senior management and committees on areas of material risk to the Company, including operational, financial, legal, strategic and regulatory risks, the Company’s Board is in regular contact with the Chief Executive Officer, who reports directly to the Board and who supervises day to day risk management. Through the risk oversight process, the Board:

1.	Obtains an understanding of the risks inherent in the corporate strategy and the risk appetite of management in executing that strategy;

2.	Assess useful information from internal and external sources about the critical assumptions underlying the strategy; and

3.	Stays on alert for organizational dysfunctional behavior that can lead to excessive risk taking, and provides input to executive management regarding critical risk issues on a timely basis.

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

Compliance with Section 16(a) of the Exchange Act

Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the year ended December 31, 2011 our directors and executive officers complied with Section 16(a) filing requirements applicable to them, except that:

Mr. Peng Zhou did not timely file a Form 4 reflecting the transfer of 6,747,400 shares of our common stock (674,740 shares of our common stock post 1-for-10 reverse stock split). Such transfers were made over the period from September 2008 through August 2011 and were completed in private transactions as gifts, for no consideration. On February 10, 2012, Mr. Zhou filed an amendment to the Form 4 originally filed on July 1, 2010, which incorrectly stated the number of shares transferred by him as of that date.

Messrs. Zhixin Jing, Joseph Levinson, Brock Silvers, and Kam Shing Chiu did not timely file Form 3s upon their respective appointments as directors of the Company.

Code of Ethics

On December 15, 2008, we adopted a code of ethics that applies to our officers, directors and employees, including our chief executive officer, senior executive officers, principal accounting officer, and other senior financial officers. Our code of ethics is available on our website at www.sinocei.com. A copy of our code of ethics will also be provided to any person without charge, upon written request sent to us at our offices located at D1502 Wangzuo International City Building, No. 3 Tangyan Road, Gaoxin District, Xi’an, Shaanxi Province, People’s Republic of China.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

On October 10, 2011, we adopted an amended and restated nominating committee charter. Under such charter, while there have been no material changes to the procedures by which our shareholders may recommend nominees to the board of directors, the board of directors may take into consideration as one of the factors in its evaluation of shareholder-recommended nominees, the size and duration of the share holdings of the recommending shareholder or shareholder group in relation to the total outstanding shares of the Company. The board of directors may also consider the extent to which the recommending shareholder intends to continue holding its interest in the Company, including, in the case of nominees recommended for election at an annual meeting of shareholders, whether the recommending shareholder intends to continue holding its interest at least through the time of such annual meeting.

Board of Directors

Director Qualifications

We seek directors with established strong professional reputation and past working experience in areas relevant to the strategy and operations of our businesses.  We also seek directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion.  We also seek directors who have the ability and commitment to devote significant time and energy to service on the Board and its committees.  We believe that all of our directors meet the foregoing qualifications.

Certain of our directors have strong technological backgrounds that are relevant to our industry.  Certain of our directors have backgrounds in accounting, public company reporting, compliance and management.  We believe that the backgrounds and skills of our directors bring a diverse range of perspectives to the Board.

Meetings of the Board of Directors and Committees

During the fiscal year ended December 31, 2011, the Board of Directors did not meet but took action by unanimous written consent seven (7) times. The Audit Committee held two conference calls and took action by majority written consent two (2) times and unanimous written consent three (3) times. The Compensation Committee did not meet but took action by unanimous written consent four (4) times. The Nominating and Corporate Governance Committee did not meet but took action by unanimous written consent twice (2) times. Each director is expected to attend meetings of our Board of Directors and meetings of committees of our Board of Directors of which he is a member, and to spend the time necessary to properly discharge his respective duties and responsibilities.

Board Committees

The Board of Directors has an audit committee, a nominating committee and a compensation committee. The Board created the three committees and re-adopted charters for all of such committees on October 10, 2011. We use the definition for independence set forth in Rule 5605(a)(2) of the NASDAQ Marketplace Rules to determine that we have a majority of the Board comprised of "independent" directors, and to determine that the committees of our Board are comprised of "independent" directors. Based on those standards, the Board has determined that Kam Shing Chiu, Wenjie Zhang and Zhixin Jing are independent directors, who make up a majority of the directors on our Board. Accordingly, all of the members of the Audit Committee are independent within the meaning of Nasdaq Listing Rule 5605(a)(2).

Nominating and Corporate Governance Committee

The purpose of the nominating and corporate governance committee is to assist the Board of Directors in identifying qualified individuals to become members of our Board of Directors, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. The nominating and corporate governance committee operates under a written charter and its criteria for selecting and appointing director nominees include the candidates’ educational background, past working experience, integrity and reputation in the industry. While the nominating and corporate governance committee considers diversity that would be constructive to the management of the Company when identifying nominees for director, it does not have a formal policy in place for such consideration. The committee does, however, believe that experience and expertise take priority over diversity as a consideration for a director nominee. Mr. Zhang is the only member and Chairman of the nominating and corporate governance committee.

Compensation Committee

The compensation committee is responsible for overseeing and, as appropriate, making recommendations to the Board regarding the annual salaries and other compensation of the Company's executive officers and general employees and other policies, and for providing assistance and recommendations with respect to the compensation policies and practices of the Company. The compensation committee operates under a written charter. Mr. Zhang is the only member and Chairman of the compensation committee.

Audit Committee

Our audit committee consists of Kam Shing Chiu, Wenjie Zhang and Zhixin Jing, each of whom is independent. The audit committee engages the Company’s independent accountants, reviewing their independence and performance; reviews the Company’s financial disclosure, financial statements, and accounting principles, policies, and practices, scope and results of the annual audit, and internal audit and risk management processes and effectiveness of the Company’s internal control over financial reporting; reviews related party transactions, and maintains procedures for receipt and handling of reports regarding accounting or financial irregularities. The audit committee operates under a written charter. Mr. Chiu is the Chairman of the audit committee.

The Board of Directors determined that Mr. Chiu possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the NASDAQ Marketplace Rules and that he is an "audit committee financial expert" as defined by the rules and regulations of the SEC.

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

In the performance of this oversight function, the Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2011 with management, and has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committee, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed with the independent auditors the independent auditors’ independence; and based on the review and discussions referred above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for filing with the SEC.

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

Based upon the reports, review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Committee referred to above and in the Charter, the Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, be filed with the Securities and Exchange Commission.

THE AUDIT COMMITTEE

Kam Shing Chiu (Chairman)

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

Pursuant to our employment agreement with Hon Wan Chan, our former CFO, we granted Mr. Chan stock options to purchase 100,000 shares of our common stock and pursuant to our employment agreement with Wendy Fu, our current CFO, we granted Ms. Fu an option to purchase up to 10,000 shares of our common stock. However we have not adopted an equity incentive plan.

We will consider other elements of compensation, including without limitation, short- and long-term compensation, cash and non-cash, and other equity-based compensation. We believe our current compensation package is comparable to our peers in the industry and is aimed to retain and attract talented individuals.

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned for years ended December 31, 2011 and 2010 by our Chief Executive Officer and Chief Financial Officer and each of our other three highest paid executives, whose total compensation exceeded $100,000 (if any) for the years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ( $)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ( $)	Total ($)
Baowen Ren,	2011	18,816							18,816
CEO	2010	18,182	-0-	-0-	-0-	-0-	-0-	-0-	18,182
Hon Wan Chan	2011	51,744							51,744
(2)	2010	28,133	-0-	-0-	-0-	-0-	-0-	-0-	28,133
Wendy Fu	2011	96,000							96,000
CFO(3)	2010	52,857	-0-	-0-	-0-	-0-	-0-	-0-	52,857

___________

(1)	Compensation for the years shown was paid in RMB which, for reporting purposes, has been converted to U.S. dollars at the conversion rate of 6.476 RMB to one U.S. dollar for 2011, 6.600 RMB to one U.S. dollar for 2010.

(2)	Mr. Chan served as our CFO from December 15, 2008 to February 12, 2010.

(3)	Ms. Fu was appointed CFO on February 12, 2010.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements with our Executive Officers

Described below are the employment agreements we have with our executive officers.  The agreements with Mr. Ren and Ms. Fu, our Chief Executive Officer and Chief Financial Officer have expired, however each of Mr. Ren and Ms. Fu are continuing to serve pursuant to the terms of the prior agreements, except that Ms. Fu’s salary has increased as of March 2011.  We are reviewing the prior agreements and expect to renew them in the near future. There are no change of control provisions in the employment agreements.

Employment Agreement with Baowen Ren

On June 10, 2010, we entered into an employment agreement with Mr. Baowen Ren to serve as our Chief Executive Officer for a term of one year with an annualized compensation of RMB120,000 (approximately US$18,182). Mr. Ren is entitled to reimbursement of reasonable business expenses incurred in connection with his employment. We may terminate the employment agreement for cause or if Mr. Ren becomes disabled or dies. The employment agreement may also be terminated by us or Mr. Ren upon 30-day written notice. The employment agreement contains certain restrictive covenants applicable during his employment and thereafter preventing both competition with us and disclosure of our confidential information.

Employment Agreement with Hon Wan Chan

On December 15, 2008, we entered into an employment agreement with Mr. Chan for a term of one year with annualized compensation of RMB180,000 (approximately US$26,777). Mr. Chan was also entitled to reimbursement of reasonable business expenses incurred in connection with his employment. Concurrent with the employment agreement, we granted Mr. Chan an option to purchase up to 10,000 shares of the Company’s common stock pursuant to a non-qualified stock option agreement, at an exercise price equal to the last reported sale price per share in the over-the-counter market on the grant date. Effective February 12, 2010, Mr. Chan resigned from his position as the Chief Financial Officer of the Company and assumed the position of Vice President of Finance.  He continued to serve under the terms of the 2008 employment agreement through the end of 2011.

Effective January 1, 2012, we entered into a new employment agreement with Mr. Chan, pursuant to which he serves as Vice President of Finance with initial monthly compensation of RMB20,000 (approximately US$3,136). Mr. Chan is entitled to reimbursement of reasonable business expenses incurred in connection with his employment and a per diem of RMB3,000 (US$470) to cover related roadshow expenses that he may incur in connection with his employment. The agreement is terminable by either party upon two months’ written notice.

Employment Agreement with Wen (Wendy) Fu

On February 12, 2010, we entered into an employment agreement with Ms. Fu for a term of one year with a monthly salary of $5,000. Since March 2011, Ms. Fu has been receiving a monthly salary of $8,000. Ms. Fu is also entitled to reimbursement of reasonable business expenses incurred in connection with her employment. We may terminate the employment agreement for cause or if Ms. Fu becomes disabled or dies. The employment agreement may also be terminated by us or Ms. Fu upon a 30-day written notice. The employment agreement contains certain restrictive covenants applicable during her employment and thereafter preventing both competition with us and disclosure of our confidential information.

Concurrently with the employment agreement, we granted Ms. Fu an option to purchase up to 10,000 shares of the Company’s common stock pursuant to a non-qualified stock option agreement, at an exercise price equal to the last reported sale price per share in the over-the-counter market on the grant date. The option is exercisable for a period of two years from the grant date, unless Ms Fu’s employment is terminated. If the termination arises from Ms. Fu’s disability or death, the option is exercisable for up to a period of 12 months following the disability or death; and if we terminate Ms. Fu’s employment for cause, the option is terminated immediately. For any other termination, the option is exercisable for up to 3 months following such termination. With respect to shares of common stock that Ms. Fu acquires from exercise of the option, the Company has a 30-day right of first refusal if Ms. Fu proposes to dispose them in any manner.

Outstanding Equity Awards at Fiscal Year-End

With the exception of Ms. Wendy Fu, our Chief Financial Officer, and Ming Li, former assistant to the Chairman and CEO, Mr. Baowen Ren, there are no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of December 31, 2011.

Pursuant to the terms of Ms. Fu’s employment agreement, we granted Ms. Fu an option to purchase up to 10,000 shares of the Company’s common stock for a period of two years. The fair value of the option granted to Ms. Fu, $18,852, was charged to compensation at the grant date.

Pursuant to the terms of Mr. Li’s option agreement, we granted Mr. Li an option to purchase up to 5,000 shares of the Company’s common stock for a period of two years. The fair value of the option granted to Mr. Li, $16,000, was charged to compensation at the grant date.

Outstanding Equity Awards at Fiscal Year Ended

December 31, 2011

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

Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the year ended December 31, 2011.

DIRECTOR COMPENSATION TABLE
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Current Directors
Baowen Ren (1)	2011	18,182	-0-	-0-	-0-	-0-	-0-
Peng Zhou (1)	2011	-0-	-0-	-0-	-0-	-0-	-0-
Wenjie Zhang (1)	2011	-0-	-0-	-0-	-0-	-0-	-0-
Zhixin Jing (2)	2011	22,500	-0-	-0-	-0-	-0-	-0-
Paul Kam Shing Chiu (3)	2011	50,000	-0-	53,515	-0-	-0-	-0-

Prior Directors
Gang Sheng (4)	2011	22,500	-0-	-0-	-0-	-0-	-0-
Zidong Cao (5)	2011	2,500	-0-	-0-	-0-	-0-	-0-
Brock Silvers (6)	2011	100,000	-0-	-0-	-0-	-0-	-0-
Joseph Levinson (7)	2011	12,000	-0-	-0-	-0-	-0-	-0-
Albert China-Hwa Pu (8)	2011	9,750	-0-	-0-	-0-	-0-	-0-

(1)	These persons became our directors in connection with the share exchange transaction (described in the Description of Business above under the heading “Corporate Organization and History”) that closed on October 20, 2006. We do not have any compensation arrangements with these individuals in their capacity as directors.

(2)	Zhixin Jing was appointed to our board of directors effective March 7, 2011 and is entitled to receive annual compensation of $30,000 for his service as a director.

(3)	Paul Kam Shing Chiu was appointed to our board of directors effective July 20, 2011, and is entitled to receive annual compensation of $100,000 and a one-time option award to purchase up to 100,000 shares of the Company’s common stock for his services rendered as a director, as well as Chairman of the audit committee. The fair value of the option, as computed in accordance with FASB ASC Topic 718, was $53,515.

(4)	Mr. Sheng was appointed to our board of directors effective March 4, 2011, and was entitled to receive annual compensation of $30,000 for his services as a director, as well as a member of the compensation committee. Mr. Sheng did not stand for re-election as a director at the annual meeting of shareholders on November 18, 2011.

(5)	Dr. Cao was appointed to our board of directors effective December 15, 2008, and was entitled to receive annual compensation of $10,000 for his services rendered as a director, as well as of the audit, compensation and nominating committees. Dr. Cao resigned from his position as a director of the Company on March 14, 2011.

(6)	Brock Silvers was appointed to our board of directors effective April 15, 2011, and was entitled to receive annual compensation of $24,000 and a one-time option award to purchase up to 10,000 shares of the Company’s common stock for his services as a director. He was also entitled to receive annual compensation of $76,000 for his services as a member of the Board’s Special Committeee. Mr. Silvers resigned from his position as a director of the Company on September 5, 2011.

(7)	Joseph Levinson was appointed to our board of directors effective April 27, 2011 and was entitled to receive annual compensation of $48,000 for his service as a director and a member of the Board’s audit committee. Mr. Levinson resigned as a director on May 16, 2011.

(8)	Mr. Pu was appointed to our board of directors effective November 24, 2009, and was entitled to receive annual compensation of $39,000 for his services as a director, as well as a member of the audit, compensation and nominating committees. Mr. Pu resigned from his position as a director of the Company on April 15, 2011.

Director Agreements

In connection with the appointments of Messrs. Pu, Chiu, Sheng, Jing, Silvers and Levinson to our board of directors, we entered into agreements with each of them as follows:

Pursuant to our agreement with Mr. Pu, in addition to his duties as a director, he will serve as the chairman of the audit committee and member of the compensation committee and nominating and corporate governance committee for annual cash compensation of $39,000 payable quarterly in equal installments. We also agreed to include Mr. Pu as an insured under our directors and officers insurance, and will reimburse Mr. Pu for reasonable expenses incurred in connection with the performance of duties as a director of the Company, including travel expenses. Mr. Pu resigned from his position as a director of the Company on April 15, 2011.

Pursuant to our agreement with Mr. Chiu, in addition to his duties as a director, he will serve as the chairman of the audit committee for annual cash compensation of $100,000 payable quarterly in equal installments and a one-time option award to purchase up to 100,000 shares of the Company’s common stock. We also agreed to include Mr. Chiu as an insured under our directors and officers insurance, and will reimburse Mr. Chiu for reasonable expenses incurred in connection with the performance of duties as a director of the Company, including travel expenses.

Pursuant to our agreement with Mr. Sheng, in addition to his duties as a director, he will serve as a member of the compensation committee for annual cash compensation of $30,000 payable quarterly in equal installments. We also agreed to include Mr. Sheng as an insured under our directors and officers insurance, and will reimburse Mr. Sheng for reasonable expenses incurred in connection with the performance of duties as a director of the Company, including travel expenses. Mr. Sheng did not stand for re-election at the annual meeting of shareholders on November 18, 2011.

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

Pursuant to our agreement with Mr. Silvers, in addition to his duties as a director, he served as a member of the audit committee for annual cash compensation of $24,000 payable quarterly in equal installments and a one-time option award to purchase up to 10,000 shares of the Company’s common stock. He was also entitled to receive annual compensation of $76,000, payable quarterly in equal installments, for his services as a member of the Board’s Special Committee. We also agreed to include Mr. Silvers as an insured under our directors and officers insurance, and will reimburse Mr. Silvers for reasonable expenses incurred in connection with the performance of duties as a director of the Company, including travel expenses. Mr. Silvers resigned from his position as a director of the Company on September 5, 2011.

Pursuant to our agreement with Mr. Silvers, in addition to his duties as a director, he served as a member of the audit committee for annual cash compensation of $24,000 payable quarterly in equal installments and a one-time option award to purchase up to 10,000 shares of the Company’s common stock. He was also entitled to receive annual compensation of $76,000, payable quarterly in equal installments, for his services as a member of the Board’s Special Committeee. We also agreed to include Mr. Silver as an insured under our directors and officers insurance, and will reimburse Mr. Silver for reasonable expenses incurred in connection with the performance of duties as a director of the Company, including travel expenses. Mr. Silver resigned from his position as a director of the Company on September 5, 2011.

Pursuant to our agreement with Mr. Levinson, in addition to his duties as a director, he served as a member of the audit committee for annual cash compensation of $48,000 payable quarterly in equal installments and a one-time option award to purchase up to 10,000 shares of the Company’s common stock. We also agreed to include Mr. Levinson as an insured under our directors and officers insurance, and agreed to reimburse Mr. Levinson for reasonable expenses incurred in connection with the performance of duties as a director of the Company, including travel expenses. Mr. Levinson resigned from his position as a director of the Company on May 16, 2011.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

As of December 31, 2011, we did not have any equity compensation plans in effect, although our Board of Directors may approve from time to time the issuance of equity compensation to our employees as additional compensation outside of an equity compensation plan.

Other than as previously disclosed in our periodic and current reports to the SEC, there were no issuances of securities by the registrant during the past three years which were not registered under the Securities Act.

Security Ownership of Certain Beneficial Owners and Management

Except as otherwise indicated, the following table sets forth certain information regarding our common stock beneficially owned on March 26, 2012 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 26, 2012 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. To the best of our knowledge, subject to community and martial property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Name and Address of Beneficial Owners (1)	Amount of Beneficial Ownership	Percent of Class
Baowen Ren, Director and Chief Executive Officer (2)	3,272,855	13.51%
Wen (Wendy) Fu, Chief Financial Officer	-	-
Hon Wan Chan, Vice President of Finance	10,000	*
Peng Zhou, Director	75,260	*
Wenjie Zhang, Director	21	*
Zhixin Jing, Director	-	-
Gang Sheng, Director	-	-
Paul Kam Shing Chiu, Director (3)	100,000	*
Investwide (4)	2,241,229	9.04%
Concentra Trust ITF Paragon Managed Accounts (5)	1,857,161	7.53%
Trillion Growth China LP (6)	1,563,737	6.42%
All officers and directors as a group (8 total)	3,458,136	14.43%

* less than 1%

(1)	Unless otherwise noted, the address for each of the named beneficial owners is: Room 1502, Building D, Wangzuo International City Building, No. 3 Tangyan Road, Gaoxin District, Xi'an, Shaanxi Province, People's Republic of China.

(2)	Consists of 3,114,960 shares of common stock and 157,895 shares of our common stock issuable upon the exercise of Series B Warrants beneficially owned by Mr. Ren.

(3)	Represents options to acquire 100,000 shares of common stock.

(4)	Consists of 280,702 shares of common stock and 197,368 shares of our common stock issuable upon the exercise of Series B Warrants held by Investwide LLC and 1,236,843 shares of our common stock and 526,316 shares of our common stock issuable upon the exercise of Series B Warrants held by Investwide Capital LLC, based upon such investor’s holdings as of December 31, 2011. Mr. Yong Li is the Managing Director of Investwide LLC and Investwide Capital LLC and has voting and dispositive power over all shares held by these entities. The address of Investwide LLC and Investwide Capital LLC is 32 Broadway, Suite 1701, New York, New York 10004.

(5)	Consists of 1,264,450 shares of common stock and 592,711 shares of our common stock issuable upon the exercise of Series B Warrants, based upon such investor’s holdings as of December 31, 2011. Paradigm Portfolio Management Corporation, as a portfolio manager of the stockholder, has voting and dispositive power over the shares held by Concentra Trust ITF Paradigm Managed Accounts, and claims such beneficial ownership. Kyle Kozuska is the President of Paradigm Portfolio Management Corporation. The address for Paradigm Portfolio Management Corporation is 300-110 21st Street E., Saskatoon, SK, CAN, S7K 0B6.

(6)	Consists of 1,034,965 shares of common stock and 299,287 shares of our common stock issuable upon the exercise of Series B Warrants, based upon such investor’s holdings as of December 31, 2011. The limited partners of Trillion Growth China LP have voting and dispositive power over the shares held by the stockholder, and they can be deemed to beneficially own such shares. The address for Trillion Growth China LP is 10th Floor, Bankers Hall West Tower, Calgary, Alberta, T2P 5C5, Canada.

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

The Compensation Committee has reviewed and discussed the discussion and analysis of the Company’s compensation which appears above with management, and, based on such review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the above disclosure be included in this Annual Report on Form 10-K for the year ended December 31, 2011.

As of December 31, 2011, Wenjie Zhang was the sole member of the Compensation Committee.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2010, we have not engaged any related party transactions with our directors, executive officers, holders of more than five percent of our voting securities, and affiliates of our directors, executive officers and five-percent stockholders, other than as follows:

In 2008, Mr. Zhou and Mr. Ren loaned $395,049 and $70,000, respectively, to Suo'ang BST to facilitate its operations. Mr. Ren made additional loans in the amount of $3,466 in 2009. The loans were interest-free, unsecured and are due on demand. As of December 31, 2010, Mr. Zhou’s loan had been repaid in full. As of December 31, 2011, amounts due to Mr. Ren were $48,457.

On December 29, 2010, the Company made a loan of RMB 70 million (US$10,975,916) to Suo’ang BST, which is a former consolidated variable interest entity of the Company.  The Company’s chairman and CEO, is also a shareholder, director, chairman and legal representative of Suo’ang BST.  The loan was due March 31, 2011.  On March 22, 2011, Suo’ang BST repaid the full amount of the principal with interest to the Company.

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

Procedures for Approval of Related Party Transactions

The audit committee of our Board of Directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Board has determined that Kam Shing Chiu, Wenjie Zhang and Zhixin Jing are independent directors within the meaning of Nasdaq Listing Rule 5605(a)(2). Accordingly, all of the members of the Audit Committee are independent within the meaning of Nasdaq Listing Rule 5605(a)(2).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Our current principal independent auditor is Weinberg & Company, P.A. (“Weinberg”), whom we engaged on December 5, 2008, after dismissal of our prior principal independent auditor, AGCA (formerly known as Yu & Associates CPA Corporation). The following are the services provided and the amounts billed.

Audit Fees

The aggregate fees billed by Weinberg for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2011, was $420,850. The aggregate fees billed by Weinberg for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2010, was $384,115.

Audited-Related Fees

For the year ended December 31, 2011, there were no fees billed by Weinberg for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

For the year ended December 31, 2010, there were no fees billed by Weinberg for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

For the year ended December 31, 2011, the Company incurred $17,955 in fees from Weinberg for services for tax compliance work.

For the year ended December 31, 2010, the Company incurred $15,750 in fees from Weinberg for services for tax compliance work.

All Other Fees

For the year ended December 31, 2011 and December 31, 2010, there were no other fees billed by either Weinberg for products and services outside of those fees disclosed above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

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

(3) Exhibits

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Share Exchange Agreement by and between Endo Networks, Inc. (“Endo”), the Majority Shareholders of Endo, Hangson Ltd. (“Hangson”) and the Shareholders of Hangson dated October 18, 2006 (1)
3.1	Articles of Incorporation of Endo Networks, Inc., a Nevada corporation, as amended (3)
3.2	Bylaws of Endo (3)
3.3	Text of Amendment to our Bylaws (4)
3.4	Articles of Merger filed with the Secretary of State of Nevada with an effective date of August 15, 2007 (6)
3.5	Certificate of Change (7)
3.6	Bylaws of Sino Clean Energy Inc. (8)
4.1	Form of Registrant’s 18% Secured Convertible Debenture (9)
4.2	Form of Registrant’s Warrant (9)
4.3	Form of Warrant issued to Ancora Securities, Inc. (9)
4.4	Non-statutory Stock Option Agreement by and between Registrant and Hon Wan Chan dated December 15, 2008 (10)
4.5	Form of 10% Senior Secured Convertible Note issued to the Purchasers (11)
4.6	Form of Warrant issued to the Purchasers (11)
10.1	Employment Agreement, dated December 15, 2008, by and between the Company and Mr. Hon Wan Chan (10)
10.2	Employment Agreement, dated February 12, 2010, by and between the Company and Ms. Wen (Wendy) Fu (12)
10.3	Exclusivity Supplemental Agreement by and between Qingdao Haizhong Enterprises Co. Ltd. and Shaanxi Suo'ang New Energy Enterprise Co., Ltd., dated as of June 11, 2010 (13)

10.4	Exclusivity Supplemental Agreement by and between Shenyang Suo’ang Energy Co., Ltd. and Shenyang Haizhong Heat Resource Co., Ltd., dated as of June 11, 2010 (13)
10.5	Employment Agreement by and between the Company and Mr. Baowen Ren, dated as of June 10, 2010 (13)
10.6	Manufacture Factory Purchase and Sale Contract by and between Suoke Clean Energy Co., Ltd. and Guangdong Dongguan Yonxu Paper Co., Ltd. (14)
10.7	Director Offer Letter by and between the Company and Mr. Gang Sheng, dated as of March 4, 2011 (15)
10.8	Director Offer Letter by and between the Company and Mr. Brock Silvers, dated as of April 15, 2011 (16)
10.9	Director Offer Letter by and between the Company and Mr. Joseph Levinson, dated as of April 27, 2011 (17)
10.10	Crown Energy Limited Equity Acquisition Agreement between the Company and Zhongrui Deng (18)
10.11	Director Offer Letter by and between the Company and Mr. Paul Kam Shing Chiu, dated as of July 20, 2011 (19)
10.12	Employment Agreement, dated December 15, 2011, by and between the Company and Mr. Hon Wan Chan*
14	Code of Business Conduct and Ethics (11)
17	Letter from Mr. Brock Silvers, dated as of September 19, 2011 (20)
21	List of Subsidiaries (21)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

* Filed herewith

(1)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2006 and incorporated herein by reference.

(3)	Filed as Exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2006 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006 and incorporated herein by reference.
(5)	Filed as Exhibits to the Registrant’s Annual Report on Form 10-KSB filed with the SEC on May 3, 2007 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2007 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2010 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2010 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2008 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2008 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2009 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2010 and incorporated herein by reference.
(13)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2010 and incorporated herein by reference.
(14)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010 and incorporated herein by reference.
(15)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2011 and incorporated herein by reference.
(16)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2011 and incorporated herein by reference.
(17)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2011 and incorporated herein by reference.
(18)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 15, 2011 and incorporated herein by reference.
(19)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A filed with the SEC on August 24, 2011 and incorporated herein by reference.
(20)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A filed with the SEC on September 21, 2011 and incorporated herein by reference.
(21)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 5, 2011 and incorporated herein by reference.

SINO CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2011 AND 2010

CONTENTS

PAGE F-2	Report of Independent Registered Public Accounting Firm

PAGE F-3	Consolidated Balance Sheets as of December 31, 2011 and 2010

PAGE F-4	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010

PAGE F-5	Consolidated Statements of Changes in Shareholders’ Equity (Deficiency) for the years ended December 31, 2011 and 2010

PAGE F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

PAGE F-8	Notes to Consolidated Financial Statements for the years ended December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sino Clean Energy Inc.

We have audited the accompanying consolidated balance sheets of Sino Clean Energy Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and other comprehensive income, changes in shareholders’ equity (deficiency), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sino Clean Energy Inc. and Subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ WEINBERG & COMPANY, P.A.

Los Angeles, California

March 30, 2012

Sino Clean Energy Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$42,431,330	$52,055,857
Accounts receivable	13,191,545	3,856,941
Inventories	1,288,599	1,261,334
Prepaid inventories	37,057,551	10,242,878
Other receivables	26,510	51,048
Due from related party-Suo’ang BST	-	10,307,912
Land use right – current portion	82,954	40,079
Total current assets	94,078,489	77,816,049

Land use right – non-current portion	5,467,517	1,799,889
Property, plant and equipment, net	18,110,321	13,609,932
Deposits on land use rights, plant, and equipment	6,267,514	9,409,091
Goodwill	762,018	762,018
Total assets	$124,685,859	$103,396,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,988,263	$1,560,183
Taxes payable	2,596,227	3,329,844
Mortgage payable – current portion	-	5,450
Amount due to director	48,457	48,457
Derivative liabilities	729,740	14,555,027
Total current liabilities	5,362,687	19,498,961

Mortgage payable –non-current portion	-	160,095
Total liabilities	5,362,687	19,659,056

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized
None issued and outstanding
Common stock, $0.001 par value, 30,000,000 shares authorized,
23,863,701 and 23,452,270 shares issued and outstanding as of
December 31, 2011 and 2010 respectively	23,841	23,452
Additional paid-in capital	67,291,387	66,567,560
Treasury stock, at cost, 321,100 and 0 shares, respectively	(799,423)	-
Retained earnings	39,520,369	9,221,924
Statutory reserves	6,565,521	4,739,048
Accumulated other comprehensive income	6,721,477	3,185,939
Total shareholders’ equity	119,323,172	83,737,923
Total liabilities and shareholders’ equity	$124,685,859	$103,396,979

See accompanying notes to the consolidated financial statements

Sino Clean Energy Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Income

	Years Ended December 31,
	2011	2010

Revenue	$102,174,694	$106,273,785
Cost of goods sold	(69,967,105)	(64,444,862)

Gross profit	32,207,589	41,828,923

Selling expenses	4,885,784	4,600,685
General and administrative expenses	3,926,288	2,574,200

Income from operations	23,395,517	34,654,038

Other income (expense)
Interest expense	-	(10,464,567)
Interest income	262,569	105,096
Gain on extinguishment of derivative liability	3,590,721	28,404,181
Change in fair value of derivative liabilities	10,234,566	2,197,831

Total other income	14,087,856	20,242,541

Income before provision for income taxes	37,483,373	54,896,579

Provision for income taxes	5,358,455	6,891,173

Net income	32,124,918	48,005,406

Other comprehensive income
Foreign currency translation adjustment	3,535,538	1,046,370

Comprehensive income	$35,660,456	$49,051,776

Weighted average number of shares
-Basic	23,498,018	15,855,682
-Diluted	23,498,018	17,758,159

Income per common share
- Basic	$1.37	$3.03
- Diluted	$1.37	$2.70

See accompanying notes to the consolidated financial statements

Sino-Clean Energy, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)

For the years ended December 31, 2011 and 2010

	Common Stock		Additional	Treasury	Statutory	Retained	Accumulated Other comprehensive
	Share	Amount	paid-in capital	Stock	Reserve	earnings	Income	Total
Balance, January 1, 2010	10,850,613	$10,850	$25,432,804	$-	$1,758,553	$(35,802,987)	$2,139,569	$(6,461,211)
Shares issued upon exercise of warrants and options	673,152	673	656,328	-	-	-	-	657,001
Fair value of vested stock options	-	-	125,846	-	-	-	-	125,846
Shares issued upon conversion of notes payable	5,643,755	5,644	12,076,057	-	-	-	-	12,081,701
Issuance of common shares, net of offering costs	6,284,750	6,285	28,276,525	-	-	-	-	28,282,810
Net income	-	-	-	-	2,980,495	45,024,911	-	48,005,406
Foreign currency translation gain	-	-	-	-	-	-	1,046,370	1,046,370
Balance, December 31, 2010	23,452,270	23,452	66,567,560	-	4,739,048	9,221,924	3,185,939	83,737,923
Shares issued upon exercise of warrants and options	411,431	389	593,827	-	-	-	-	594,216
Purchase of treasury stock	-	-	-	(799,423)	-	-	-	(799,423)
Fair value of vested stock options	-	-	130,000	-	-	-	-	130,000
Net income	-	-	-	-	1,826,473	30,298,445	-	32,124,918
Foreign currency translation gain	-	-	-	-	-	-	3,535,538	3,535,538
Balance, December 31, 2011	23,863,701	$23,841	$67,291,387	(799,423)	$6,565,521	$39,520,369	$6,721,477	$119,323,172

 See accompanying notes to the consolidated financial statements

Sino Clean Energy Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$32,124,918	$48,005,406
Adjustments to reconcile net income to cash (used in) provided by operating activities :
Depreciation and amortization	2,991,624	2,166,551
Amortization of discount on convertible notes	-	8,601,975
Fair value of vested stock options	130,000	125,846
Gain on sales of property, plant and equipment	-	(2,738)
Fair value of common stock issued for interest	-	1,864,701
Change in fair value of derivative liabilities	(10,234,566)	(2,197,831)
Gain on extinguishment of derivative liability	(3,590,721)	(28,404,181)
Impairment of prepaid inventory	2,800,000	-
Change in operating assets and liabilities :
Accounts receivable	(9,469,103)	(73,205)
Inventories	(71,250)	(329,428)
Prepaid inventories	(29,971,863)	(4,486,361)
Prepaid expenses	-	260,236
Other receivables	22,758	17,731
Tax recoverable	-	139,707
Accounts payable and accrued expenses	368,194	(1,129,657)
Taxes payable	(837,277)	1,659,372
Net cash (used in) provided by operating activities	(15,737,286)	26,218,124

Cash flows from investing activities:
Prepayments and deposits	(6,262,212)	770,707
(Repayment) advance to Suo’ang BST	10,510,965	(10,341,262)
Proceeds from disposal of property, plant and equipment	-	2,955
Deposits on land use rights, plant, and equipment	-	(9,174,176)
Issuance of note receivable	(300,000)	-
Collection of notes receivable	300,000	-
Subsidy received for purchase of equipment	-	1,181,858
Purchase of property, plant and equipment	(1,084,897)	(3,917,554)
Net cash provided by (used in) investing activities	3,163,856	(21,477,472)

Cash flows from financing activities:
Repayment of amount due to a director	-	(25,000)
Cash received from exercise of warrants and options	594,216	657,001
Proceeds from mortgage payable	-	163,983
Payment of mortgage payable	(168,807)	(2,570)
Proceeds from sales of common stock, net of offering costs	-	28,282,810
Purchase of treasury stock	(799,423)	-
Net cash (used in) provided by financing activities	(374,014)	29,076,224
Effect of foreign currency translation	3,322,917	(63,577)

Net (decrease) increase in cash and cash equivalents	(9,624,527)	33,753,299

Cash and cash equivalents, beginning of year	52,055,857	18,302,558

Cash and cash equivalents, end of year	$42,431,330	$52,055,857

Supplemental Disclosure Information:
Cash paid for Interest	$6,812	$-
Cash paid for taxes	$6,270,631	$5,796,087

Supplemental non-cash investing and financing activities:
Deposits applied to purchase of property, plant and equipment	$5,572,486	$-
Deposits applied to purchase of land use right	$3,713,159	$-
Issuance of shares upon conversion of convertible notes	$-	$10,217,000

See accompanying notes to the consolidated financial statements

Sino Clean Energy Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended December 31, 2010 and 2009

1.           ORGANIZATION AND BUSINESS ACTIVITIES

Overview

Sino Clean Energy Inc. (sometimes referred to as the “Company”, “we” or “our”) is a holding company that, through its subsidiaries, is a leading third party commercial producer and distributor of coal-water slurry fuel (“CWSF”) in China.  CWSF is a clean fuel that consists of fine coal particles suspended in water.  Our CWSF products are mainly used to fuel boilers and furnaces to generate steam and heat for residential and industrial applications.  We sell our products in China and our customers include industrial, commercial, residential and government organizations.  Our strong reputation in the CWSF industry in China, together with our established track record for consistently delivering products in large quantities, has enabled us to expand our customer base.  We primarily use washed coal to produce CWSF.  We acquire the raw materials for each of our production facilities primarily from nearby coal mines.  We have established strong relationships with our suppliers and our ability to purchase large quantities of raw materials has allowed us to achieve favorable pricing and delivery terms.

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

We began to reorganize our corporate structure in June 2009. In June 2009, we acquired 100% of Wiscon, which established Suoke Clean Energy, the Company's wholly foreign-owned enterprise, in Tongchuan, Shaanxi Province. We subsequently entered into a series of agreements transferring all of the rights and obligations of Hangson under the contractual arrangements with Suo'ang BST to Suoke Clean Energy. In November 2009, Suoke Clean Energy duly entered into an equity transfer agreement with former shareholders of Suo'ang New Energy, pursuant to which 100% equity interests of Suo’ang New Energy was transferred to Suoke Clean Energy and such acquisition was approved by the government authority, Tongchuan Administration for Industry and Commerce. On May 14, 2010, Tongchuan Administration for Industry and Commerce also issued a proof showing all registration for acquisition was completed. All transaction documents and governmental process for acquisition, therefore, has been completed. The entity that entered into contractual arrangement with the Company is Suo'ang BST rather than Suo’ang New Energy. The Company terminated contractual arrangement with Suo’ang BST on December 31, 2009.

In connection with this termination, certain assets held by Suo'ang BST, such as office equipment, vehicles, bank deposits and accounts receivable, were transferred to Suoke Clean Energy. Employees of Suo'ang BST signed new employment contracts with Suoke Clean Energy and rights and obligations under certain remaining business operation agreements, and research and development contracts between Suo'ang BST and third parties, were assigned to Suo'ang New Energy. Hangson transferred all of its equity interests in Wiscon to us. There was no cash or new shares of common stock issued by the Company for the above transactions and the Company accounted for the above transactions as the transfer of assets or equity interests between entities under common control, with no change in the basis of assets or liabilities transferred between the entities under common control.

On October 12, 2009, Suo’ang New Energy established Shenyang Sou’ang Energy Co., Ltd., a wholly-owned PRC subsidiary (“Shenyang Energy”), to conduct the CWSF business in Shenyang, Liaoning province. In August 2010, the Company acquired all the outstanding capital stock of Dongguan Clean Energy Water Coal Mixture Company (“Dongguan Clean Energy”).  At the time, the assets and liabilities of Dongguan Clean Energy consisted primarily of a business license to manufacture and distribute CWSF in Dongguan, Guangdong, which the Company began to use in January 2011.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Those estimates and assumptions include estimates for allowance for doubtful accounts, inventory and prepaid inventory valuation, impairment consideration, and assumptions used in the valuation of derivative liabilities.

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

Cost of goods sold

Expenses which comprise cost of goods sold are the direct cost of raw materials (coal, ferrous sulfate, and coal water mixture chemicals), the costs incurred to get the raw materials to our production plants, salaries of production workers, electricity use for production equipment, water used for production, and manufacturing overhead. Manufacturing overhead includes materials, depreciation and amortization related to property, plant, and equipment used directly in production of inventory, rent related to plants used directly in the production of inventory, and other such costs associated with preparing our CWSF for sale. For the years ended December 31, 2011 and 2010, cost of goods sold was $69,967,105 and $64,444,862 respectively.

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

The transportation costs of shipping CWSF to our customers of $4,792,208 and $4,530,881 for the year ended December 31, 2011 and 2010, respectively and are included in selling expenses on the consolidated statements of operations and other comprehensive income.

With respect to our accounting treatment with the transportation costs, our gross profit amounts may not be comparable to those of other entities, since some entities include transportation costs in cost of goods sold and others like us exclude a portion of them from gross profit.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and cash in bank deposit accounts. For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable are recognized and carried at the original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that an adjustment to the bad debt allowance should be made, this is recorded as a change in estimate in the current year. As of December 31, 2011 and 2010, no allowance for doubtful accounts was provided.

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

Goodwill

The Company accounts for acquisition of business in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”). Goodwill is not amortized; rather, goodwill is assessed for impairment at least annually. The Company tests goodwill by using a two-step process. In the first step, the fair value of the reporting unit is calculated through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved with its reporting unit. The methodologies used in the current year are consistent with those used in the prior year. Then, the fair value is compared with the carrying amount of the reporting unit, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. At December 31, 2011, the Company has one reporting unit, Shaanxi Suo’ang New Energy, that had goodwill recorded on its books. Based on management’s assessment, there were no indicators of impairment of recorded goodwill at December 31, 2011 or 2010.

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

Based upon management’s assessment, there were no indicators of impairment of the Company’s long lived assets as of December 31, 2011 or 2010.

Comprehensive income

Under authoritative guidance of the FASB on reporting comprehensive income, disclosure of all components of comprehensive income and loss on an annual and interim basis is required.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  For the year ended December 31, 2011 and 2010, the Company had other comprehensive income of $3,535,538 and $1,046,370 respectively, from foreign currency translation adjustments.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2011 and 2010:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Fair value of warrants	$-	$-	$729,740	$729,740

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Fair value of warrants	$-	$-	$14,555,027	$14,555,027

The changes in level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value of Warrants

Balance at January 1, 2010	$45,157,039
Gain on extinguishment of derivative liability related to conversion of $10,217,000 10% senior secured convertible notes	(28,404,181)
Fair value adjustment for the year ended December 31, 2010	(2,197,831)
Balance at December 31, 2010	14,555,027
Gain on extinguishment of derivatives on conversion and expiration of 672,935 warrants	(3,590,721)
Fair value adjustment for the year ended December 31, 2011	(10,234,566)
Balance at December 31, 2011	$729,740

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a Monte-Carlo Simulation of Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Income per common share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings per share calculation give effect to all potentially dilutive common shares outstanding during the year using the treasury stock method for warrants and options. As of December 31, 2011, common stock equivalents were composed of warrants convertible into 2,476,648 shares of the Company’s common stock and options convertible into 165,000 shares of the Company’s common stock. For the year ended December 31, 2011, common stock equivalents have been excluded from the calculation of earnings per share as their effect is anti-dilutive.

	Year ended December 31,
	2011	2010

Net income	$32,124,918	$48,005,406

Denominator
Weighted average shares outstanding-basic	23,498,018	15,855,682
Effect of dilutive instruments
Warrants and options	-	1,902,477

Weighted average shares outstanding-diluted	23,498,018	17,758,159

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

	December 31, 2011	December 31, 2010
Year end RMB : US$ exchange rate	$6.3776	$6.6000
Average year end RMB : US$ exchange rate	$6.4725	$6.7690

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

Research and development

Research and development costs are expensed as incurred.  For the year ended December 31, 2011 and 2010, there were $0 and $149,770 research and development expenses recorded and are included in the general and administrative expenses in the accompanying consolidated statements of income and other comprehensive income.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured trade accounts receivable.

Cash denominated in RMB with a US dollar equivalent of $42,041,369 and $23,096,032 at December 31, 2011 and 2010 respectively, was held in accounts at financial institutions located in the PRC. In addition, the Company maintains funds in bank accounts in the US which at times may exceed the federally insured balance of $250,000. The Company and its subsidiaries have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

For the year ended December 31, 2011, one customer, Shenyang Haizhong Heat Resource, Ltd., (“Haizhong Heating”) accounted for 20% of sales and 14% of accounts receivable. At December 31, 2011 another customer, Xin Xing Industry Group, accounted for 16% of sales and 37% of accounts receivable. For the year ended December, 2010, Haizhong Heating accounted for 38% of sales, and accounted for 25%% of accounts receivable at December 31, 2010. For the year ended December 31, 2011 and 2010, there were no other customers who accounted for 10% or more of sales or accounts receivable.

For the year ended December 31, 2011, four vendors (Tongchuan Mining Department Yu Hua Coal Mine, Shenmu ZhengChang Coal Trading Company, Coal Sale Sub-Co of Tie Fa Coal Industry (Group) Co., Ltd, Tongchuan Yaozhou District Zhaojin Town Xinyuan Coal Mine) accounted for 85% of the Company’s total purchases (30%, 26%, 18% and 11% respectively), and accounted for 75% of prepaid coal (12%, 37%, 19% and 7% respectively). For the year ended December 31, 2010, three vendors accounted for 91% of total purchases (36%, 32% and 23% respectively), and accounted for 90% of prepaid coal (39%, 33%, 18% respectively).

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

Reclassification

In presenting the Company's consolidated statement of cash flows for the year ended December 31, 2010 in its Form 10-K filed April 5, 2011, the Company presented $1,181,858 (RMB 8,000,000) received as a subsidy from a local governmental agency to help expand its CWSF production line at Shaanxi Suo'ang New Energy as a reduction of $3,917,554 used to purchase property and equipment. In presenting the Company's consolidated statement of cash flows in the accompanying consolidated financial statements, the Company has reclassified the $1,181,858 subsidy has a source of cash from investing activities and $3,917,554 as a use of cash in investing activities.

3.	DUE FROM RELATED PARTY – SUO’ANG BST

On December 29, 2010, the Company made a loan of US $ 10,307,912 (RMB 70,000,000) to Suo’ang BST, which is a former consolidated variable interest entity of the Company (see Note 1). The Company’s chairman and CEO, is also a shareholder, director, chairman and legal representative of Suo’ang BST. The loan was due March 31, 2011.  On March 22, 2011, Suo’ang BST repaid the full amount of the principal with interest to the Company.

4.	INVENTORIES

Inventories consist of the following at:	December 31,	December 31,
	2011	2010
Raw materials	$943,771	$858,887
Finished goods	344,828	402,447
	$1,288,599	$1,261,334

Prepaid Inventories

The Company has contracts with coal suppliers to deliver coal for use in the production of CWSF. At times, the Company makes payments in advance of delivery and accounts for these prepayments as prepaid inventory. At December 31, 2011 and December 31, 2010, prepaid inventories totaled $37,057,551 and $10,242,878, respectively (see Note 15).

In November 2010 through January 2011, the Company entered into agreements with five coal suppliers to purchase 1,100,000 MT (metric tons) of washed clean coal to be delivered during 2011 for a total of $122,880,000 (RMB 802,300,000). In July, 2011, we entered into an agreement with one other supplier to purchase 60,000 MT of washed clean coal for $6,300,000 (RMB 40,200,000). As of December 31, 2011, of the total 1,160,000 MT coal purchase commitment, 587,000 MT of coal had been purchased, and 573,000 MT of coal had not been purchased. On December 27, 2011 and December 30, 2011, three suppliers required the Company to pay a total of $23,755,000 (RMB 151,500,000) as additional prepayment on 177,000 MT of coal because the Company did not fulfill purchase commitments for 378,000 MT of coal with them. The other three suppliers did not require any additional prepayments for 195,000 MT of coal purchase commitments that the Company had not fulfilled with them. The total of 573,000 MT of coal not purchased in 2011 are to be purchased in 2012 (see Note 15).

At December 31, 2011, total prepaid coal was $37,057,551 (RMB 236,338,232), which represents prepayment of approximately 291,000 MT of coal. The Company estimates that the amount of prepaid inventories at December 31, 2011 will be delivered to its factories and used in production by the end of the second quarter of 2012, and does not expect to make any more major prepayments of coal until such prepaid balances have been used up.

During 2011, the Company advanced approximately $2,800,000 to one of its suppliers, Tongchuan ZhaoJin Town XinYuan Coal Mine ("XinYuan"). Xin Yuan supplied our Tongchuan facility and is located in Shaanxi Province, PRC. On October 14, 2011, there was a mining disaster in the vicinity of Xin Yuan. As a result, operations at coal mines in neighboring districts, including Xin Yuan, were suspended until each coal mine passes certain safety regulations. As of December 31, 2011, Xin Yuan was still undergoing safety rectification and had not resumed operations. The Company will use every endeavour to recover the prepaid advance from the supplier should the coal not be delivered in 2012 as specified in the supplementary agreement. The Company provided a reserve for the amount due to the uncertainty of realization which has been included in cost of goods sold for the year ended December 31, 2011.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31,

	2011	2010

Buildings	$5,673,608	$3,016,094
Plant and machinery	19,341,116	14,493,705
Office equipment	83,970	80,880
Vehicles	206,772	153,138

	25,305,466	17,743,817
Less: Accumulated depreciation and amortization	(7,195,145)	(4,133,885)

	$18,110,321	$13,609,932

For the year ended December 31, 2011 and 2010, depreciation expense was $2,876,486 and $2,127,386, respectively.

6.	DEPOSITS ON LAND USE RIGHTS, PLANT, AND EQUIPMENT

Long term deposits consist of the following at December 31,

	2011	2010
Deposit for purchase of Dongguan 750,000 MT production line	$3,269,255	$-
Deposit for Tongchuan construction of office, road, and storage	2,998,259	-
Deposit for purchase of Dongguan land lease and factory building	-	4,227,272
Deposit for purchase of Dongguan 300,000 MT production line	-	5,181,819

	$6,267,514	$9,409,091

In July 2011, the Company entered into 3 construction contracts with Tongchuan New District Gui Qin Construction Co. Ltd. for the construction of main office building, road formation and coal storage facility, at our Tongchuan facility. The total amount of the 3 construction contracts is $3,763,171 (RMB 24,000,000). As of December 31, 2011, the Company has paid $2,998,259 (RMB 19,121,700) to Gui Qin as deposit. The outstanding balance due under the contract is $764,912 (RMB 4,878,300) which will be paid when construction is completed. Construction commenced in July 2011, and as of December 31, 2011, the main office building and coal storage facility were still under construction and are expected to be completed by November 2012.

On March 10, 2011, we entered into a contract to purchase a 750,000 MT production line for our Dongguan facility for approximately $10,898,000 (RMB 69,500,000). In April 2011, we paid approximately $3,269,000 (RMB 20,850,000) of this amount, leaving a balance to be paid of approximately $7,629,000 (RMB 48,650,000). The production line was originally scheduled to be completed in August 2011. Delivery of the production line, was originally scheduled in August, 2011. However, as of December 31, 2011 we have experienced a delay in the delivery of the production line. Subsequently, the Company signed a supplementary agreement with the vendor in which they agreed to deliver the production line by the end of April 2012. Approximately $7,085,000 (RMB 45,175,000) will be due when the production line is delivered, and the remaining balance of approximately $544,000 (RMB 3,475,000) is due one year after initial acceptance of the production line. The Company has inspected the production line in progress and expects to receive delivery by April, 2012. According to our business experience, it will take around 6 months to install and test, and therefore its operation will be commenced in November 2012.

In September 2010, we purchased two production lines with total capacity to process 300,000 metric tons of CWSF for approximately $5,372,000 (RMB 36,000,000). As at December 31, 2010, we had made deposits of approximately $5,099,000 (RMB 34,200,000) to acquire these assets. We formally accepted delivery of these assets in January 2011, and the balance of approximately $273,000 (RMB 1,800,000) was paid in 2011. Production at the Dongguan facility commenced in January 2011.

In August 2010, we entered into an agreement to purchase a land lease for approximately 5 acres of land and a factory building on the land for a total of approximately $5,550,000 (RMB 37,200,000). The land lease and factory are located in Dongguan, Guangdong. As of December 31, 2010, we had paid approximately $4,227,000 (RMB 27,900,000) to acquire these assets. The balance was reclassified to land use right in January 2011. At December 31, 2011, a balance of approximately $189,000 is due to the seller, and will be paid when the transfer of the legal documents of land lease and factory building are completed, which is expected to be by mid-2012.

7.	LAND USE RIGHT

The Company has recorded as land use rights the costs paid to acquire a long-term interest to utilize the land underlying the building and production facility for its CWSF business. The land use rights are amortized on the straight-line method over the term of the land use rights of 50 years. For the years ended December 31, 2011 and 2010, amortization expense was $115,138 and $39,165 respectively.

Land use right consists of the following at December 31,

	2011	2010
Cost	$5,837,002	$2,003,949
Less accumulated amortization	(286,531)	(163,981)

Net land use rights	$5,550,471	$1,839,968

	2011	2010
Current portion	$82,954	$40,079
Non-current portion	5,467,517	1,799,889

Net land use rights	$5,550,471	$1,839,968

The expected amortization of the land use right over each of the next five years and thereafter is summarized as follow:

Year ending December 31,	Amount
2011	$115,138
2012	115,138
2013	115,138
2014	115,138
2015	115,138
Thereafter	4,974,781
$5,550,471

8.	MORTGAGE PAYABLE

On January 12, 2010, the company entered into a real property purchase agreement with Xi'an Shengrong Real Estate Co. to purchase the office space with a price of RMB1,586,798 (approximately $255,000). Xi'an Shengrong Real Estate Co., Ltd. has been granted the land use right to the property on which the building is located until June 19, 2052. In January 2010, the Company paid $90,000 and the balance was financed by a mortgage in the amount of approximately $165,000. The mortgage term, commenced on July 1, 2010, was secured by the office space, and would be amortized over a 20 year term, with a fixed interest rate of 4.46%, with payments due of approximately $1,000 per month. In October 2011, we applied for early repayment of the mortgage to the Bank of China who approved the application and in November of 2011, we paid the outstanding balance of $168,807. We have applied for a transfer of this office's title to Suoke Clean Energy, but the title transfer process has not yet been completed as at December 31, 2011.

9.	DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The strike price of the warrants issued by the Company in connection with certain convertible note offerings made during 2008 and 2009 are exercisable at $1.50 to $2.85 per share, and contain exercise prices that may fluctuate based on the occurrence of future offerings or events. Additionally, the strike price of the warrants is denominated in US dollars, a currency other than the Company’s own stock. The FASB’s guidance requires the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of income.

At December 31, 2011 and December 31, 2010, derivative liabilities were made up of the following values as determined by a Monte-Carlo Simulation of a Black-Scholes-Merton option pricing model with the following assumptions:

	December 31, 2011	December 31, 2010

Warrants:
Risk-free interest rate	0.06%	0.53%
Expected volatility	131.97%	111.14%
Expected life (in years)	0.55 years	2.81 years
Expected dividend yield	-	-

Fair Value:
Warrants	$729,740	$14,555,027

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

At January 1, 2011, the Company had recorded a derivative liability of $14,555,027 related to 3,149,582 warrants issued by the Company in connection with certain convertible note offerings made during 2008 and 2009.  During 2011, a derivative liability of $3,590,721 related to 672,935 warrants that were exercised or expired was extinguished and recorded as a gain on extinguishment of the derivative. For the year ended December 31, 2011, the change in derivative liability related to the balance of 2,476,647 warrants was $10,234,566.

At January 1, 2010, the Company had recorded a derivative liability of $28,404,181 related to the conversion feature of $10,217,000 10% senior secured convertible notes issued in 2009. In January 2010, the notes were converted, and the derivative liability was extinguished and a gain on extinguishment of the derivative was recorded. For the year ended December 31, 2010, the change in derivative liability related to 3,149,582 warrants issued by the Company in connection with certain convertible note offerings made during 2008 and 2009 was $2,197,831.

10.	COMMON STOCK

During the year ended December 31, 2011, the Company issued 388,334 shares of common stock upon exercise of options and warrants for total proceeds of $594,216. On May 9, 2011, the Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock. As of December 31, 2011, the Company had purchased 321,100 shares of common stock for $799,423. During the year ended December 31, 2011, warrants to purchase 54,631 shares of the Company's common stock were exercised on a cashless basis, and pursuant to the warrant agreement, the Company issued 23,097 shares of the Company's common stock.

11.	WARRANTS AND OPTIONS

On August 8, 2011, the Company granted to a director an option to purchase 100,000 shares of common stock. The options have an exercise price of $1.52 per share, an expiration date of 6 years from the date of grant, and vested immediately. The Company determined the fair value of the options on the date vested was $130,000 using the Black-Scholes option pricing model with the following assumptions: expected volatility, 124%; risk-free interest rate, 1.4%; expected life of 6 years; and expected dividend yield of 0%. The Company recorded $130,000 as fair value of the options granted during the year ended December 31, 2011.

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

At December 31, 2011 and 2010, outstanding warrants and options were as follows:

	Number of Shares under Warrants and Options	Weighted Average Exercise Price
Warrants and options outstanding at January 1, 2010	4,413,744	$2.52
Warrants and options granted	65,000	7.42
Warrants and options expired	(287,130)	1.50
Warrants and options exercised	(977,032)	2.21
Warrants and options outstanding at December 31, 2010	3,214,582	2.66
Warrants and options granted	100,000	1.52
Warrants and options expired	(229,970)	1.50
Warrants and options exercised	(442,965)	1.65
Warrants and options outstanding at December 31, 2011	2,641,647	$2.86

The following table summarizes information about warrants and options outstanding at December 31, 2011, all of which were fully vested:

Outstanding and Exercisable Warrants and Options
Exercise price	Number of shares under warrants and options	Weighted average remaining contractual life (years)
$2.28	196,857	0.83
$2.85	1,260,527	0.50
$2.85	1,019,263	0.55
$4.35	10,000	0.11
$5.70	5,000	1.40
$1.52	100,000	5.80
$7.98	50,000	0.50
$2.86	2,641,647

At December 31, 2011, the warrants and options outstanding and exercisable had no intrinsic value. At December 31, 2010, the aggregate intrinsic value of the warrants and options outstanding and exercisable was $12,805,366.

At December 31, 2011 and 2010, warrants exercisable into 2,476,647 and 3,149,582 shares of common stock, respectively, with an initial exercise price ranging from $1.50 to $2.85 per share, are subject to full ratchet anti-dilution adjustments in the event that the Company issues additional equity, equity linked securities or securities convertible into equity, at a purchase price less than the then applicable exercise price.

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

The Company’s PRC subsidiaries are required on an annual basis to make appropriations of retained earnings as statutory reserves set at certain percentage of after-tax profit determined in accordance with PRC accounting standards and regulations to fund government-mandated statutory reserves until the balance of such reserves reaches 50% of its registered capital.

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

The Company has not recorded a provision for U.S. federal income tax for the year ended December 31, 2011 and 2010 due to a net operating loss carry forward in the United States of America. At December 31, 2011 and 2010, the Company had net operating loss carry forwards in the United States of America of approximately $4,300,000 and $3,970,000, respectively, which begin to expire in 2030. The deferred tax asset created by the net operating loss has been offset by a 100% valuation allowance. At December 31, 2011 and 2010, there were no other significant deferred tax assets or deferred tax liabilities. At December 31, 2011 and 2010, the Company’s operations in the PRC have not generated any significant temporary differences.

Income tax expense consists of the following for the:

	Year ended
	December 31,
	2011	2010

Current – PRC Enterprise Income Tax	$5,358,455	$6,891,173
Deferred	-	-
Total income tax expenses	$5,358,455	$6,891,173

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the:

	Year ended December 31,
	2011	2010

U.S. statutory rate	34%	34%
Permanent differences	(12)%	(12)%
Tax holiday	(2)%	(3)%
Effect of statutory rate differentia	(6)%	(6)%
Effective tax rate	14%	13%

Permanent differences are related to gain (loss) on change in the value of derivatives and the extinguishment of the derivatives liabilities.

Effective January 1, 2007, the Company adopted authoritative guidance issued by the FASB for uncertainty in income taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2011, the Company does not have a liability for unrecognized tax uncertainties except as described below. The Company and its Chinese subsidiaries have never been subject to a tax examination and all years are open to examination by the tax authorities.

The Company’s New Energy subsidiary through 2011 had preferred tax rates (tax holiday). The table below shows the effect of using the higher rates and earnings per share.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Income per common share-basic	$1.37	$3.03
Effect of tax holiday	(0.03)	(0.12)
Pro forma income (loss) per common share-basic	$1.34	$2.91

At December 31, 2011 and 2010, $110,000 is included in taxes payable for what we believe to be the potential liabilities for the untimely filing of IRS Forms 5471 and IRS Report of Foreign Bank and Financial Accounts. However, the potential liabilities could be greater if the IRS were to so determine our failure to file was willful. We believe the likelihood of the IRS considering our failure to file as being willful is remote.

14.	AMOUNT DUE TO DIRECTOR

Amount due to director at December 31, 2011 and December 31, 2010 consisted of the following:

	December 31, 2011	December 31, 2010
Due to Mr. Baowen Ren, Chairman, CEO, and Director of the Company	$48,457	$48,457

Amounts due to director are non-interest bearing, unsecured, and due on demand.

15.	COMMITMENTS AND CONTINGENCIES

As of December 31, 2011, we had commitments with five coal suppliers (Tongchuan Mining Department Yu Hua Coal Mine, Tongchuan Huaneng Commerce and Trading Co. Ltd, The Coal Sales Sub-Co of Tie Fa Coal Industry (Group) Company Limited, Fushun Teng Da Wash Coal Company Limited, and Shenmu Zhengchang Coke Transportation and Sale Company) to purchase 581,800 MT of wash clean coal to be delivered in 2012 for a total of $74,923,000 (RMB 478,147,000).At December 31, 2011, $37,057,551 (RMB 236,338,232) of this commitment representing approximately 291,000 MT has been paid and is included in prepaid coal (see Note 4). This is in line with the Company’s policy of hedging against increase in coal prices by entering into longer term purchase contracts for large amount of coal at competitive prices.

In July 2011, the Company entered into 3 construction contracts with Tongchuan New District Gui Qin Construction Co. Ltd. for the construction of main office building, road formation and coal storage facility, at our Tongchuan facility. The total amount of the 3 construction contracts is $3,763,171 (RMB 24,000,000). As of December 31, 2011, the Company has paid $2,998,259 (RMB 19,121,700) to Gui Qin as deposit. The outstanding balance due under the contract is $764,912 (RMB 4,878,300) which will be paid when construction is completed. Construction commenced in July 2011, and as of December 31, 2011, the main office building and coal storage facility were still under construction and are expected to be completed by November 2012.

On March 10, 2011, we entered into a contract to purchase a 750,000 MT production line for our Dongguan facility for approximately $10,898,000 (RMB 69,500,000). In April 2011, we paid approximately $3,269,000 (RMB 20,850,000) of this amount, leaving a balance to be paid of approximately $7,629,000 (RMB 48,650,000). The production line was originally scheduled to be completed in August 2011. Delivery of the production line, was originally scheduled in August, 2011. However, as of December 31, 2011 the vendor has experienced a delay in the delivery of the production line. Subsequently, the Company signed a supplementary agreement with the vendor in which they agreed to deliver the production line by the end of April 2012. Approximately $7,085,000 (RMB 45,175,000) will be due when the production line is delivered, and the remaining balance of approximately $544,000 (RMB 3,475,000) is due one year after initial acceptance of the production line. The Company has inspected the production line in progress and expects to receive delivery by April, 2012. According to our business experience, it will take around 6 months to install and test, and therefore its operation will be commenced in November 2012.

On July 11, 2011, the Company entered into an Equity Acquisition Agreement (the “Agreement”) to purchase 100% of the outstanding equity interest in Crown Energy Limited (“Crown Energy”). Crown Energy owns 60% of the equity interest in Nanhai Clean Energy Fuel Co., Ltd., a company primarily engaged in the production and sale of clean energy coal-water slurry fuel. Pursuant to the terms of the Agreement, the Company will engage a valuation expert chosen by the parties to appraise the value of Crown Energy’s assets. The parties will then determine the purchase price of the equity interest and determine the payment terms, with all such terms to be memorialized in a supplemental agreement. The Agreement also provides that the current management of Crown Energy and its board of directors will be reappointed after the consummation of the acquisition. The Company engaged Shaanxi Rongde Law Firm to conduct a comprehensive investigation and evaluation of Nanhai Clean Energy Fuel Co., Ltd’s assets, ownership structure, liabilities, and credit worthiness. At December 31, 2011, this investigation and evaluation is still under progress.

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

In November 2010, the Company entered into an agreement with Tongchuan City Investment and Development Co., Ltd. (“TCID”) to develop a new heat supply company (the “Joint Venture”) for the purpose of providing heating for the new district in Tongchuan. TCID has stated that 15 new heat supply plants will need to be built to supply an area of 16.4 million square meters. The Joint Venture requires an investment of $13,300,000 (RMB 85,000,000) by TCID, for which it receives an 85% stake in the Joint Venture, and $2,3000,000 (RMB 15,000,000) buy the Company, foe which it receives a 15% stake in the Joint Venture. As of December 31, 2011, the construction of the heating supply pipelines has been started in Tongchuan New District, and of which 3 heating supply plants are expected to be finished in the 4th quarter of 2012. At December 31, 2011, the Company had not made any investment and estimates its investment to the Joint Venture will be made in 2012.

We have entered into agreements with two local universities in 2009 pursuant to which we will invest a total of $789,000 (RMB5 million) in research projects conducted by these two universities over a term of 30 months and 36 months. $474,000 (RMB3 million) and $315,000 (RMB2 million) will be granted to these two universities at various stages of the research programs. The agreements, as amended, specify that we will own and have exclusive intellectual property rights to the outcome of the research and development projects.

Operating lease commitments

As of December 31, 2011, the Company’s total future minimum lease payments under non-cancelable operating leases to be paid in each of the five succeeding years are as follows:

Year ending December 31,
2011	$37,632
2012	37,632
2013	37,632
2014	37,632
2015	37,632
2016 and thereafter	97,214
Total Operating Lease Commitments	$285,374

16.	LEGAL PROCEEDINGS

On May 6, 2011, a complaint was filed in the Federal District Court for the Central District of California against the Company and certain of its current and former officers and directors. The complaint, brought as a putative class action on behalf of all persons other than the Defendants who purchased the common stock of the Company between April 6, 2009 and May 5, 2011, was based entirely on matters raised by short sellers (and matters related thereto) and alleged violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 and rules promulgated thereunder. On September 8, 2011, the putative class counsel filed a First Amended Complaint, now asserting claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons (other than the Defendants) who acquired Sino Clean common stock pursuant or traceable to the December 21, 2010 Registration Statement and Prospectus. The Company moved to dismiss the First Amended Complaint for failure to meet pleading requirements, and the Court granted that motion but gave Plaintiff leave to amend his complaint. Plaintiff filed a Second Amended Complaint on or about March 5, 2012. By agreement, the served defendants have until April 20, 2012 to answer, move or otherwise respond to the Second Amended Complaint. The Company continues to deny the allegations and intends to defend the litigation vigorously. No prediction can be made, however, as to the final outcome of the matter.

On May 9, 2011, the Company filed a complaint in the Supreme Court of the State of New York against Geoinvesting LLC, an individual calling himself “Alfred Little”, and unidentified persons acting with, for, or through them. The suit seeks, among other relief, $55 million in compensatory damages and $10 million in punitive damages resulting from the defendants’ fraud, defamation, and tortuous interference with the Company’s business relationships. The complaint has been served on Geoinvesting LLC and the individual calling himself “Alfred Little”, both of which have moved to dismiss the complaint, primarily on jurisdictional grounds.

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

Dated: March 30, 2012		SINO CLEAN ENERGY INC.

	By:	/s/ Baowen Ren
Baowen Ren Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Date

/s/ Baowen Ren	March 30, 2012
Baowen Ren Chief Executive Officer and Director (principal executive officer)

/s/ Wen (Wendy) Fu	March 30, 2012
Wen (Wendy) Fu Chief Financial Officer
(principal financial officer and accounting officer)

/s/ Wenjie Zhang	March 30, 2012
Wenjie Zhang Director

/s/ Peng Zhou	March 30, 2012
Peng Zhou Director

/s/ Kam Shing Chiu	March 30, 2012
Kam Shing Chiu Director

/s/ Zhixin Jing	March 30, 2012
Zhixin Jing Director

78