Form 10-Q
period 2012-03-31
Sino Clean Energy Inc
filed 2012-05-15
CIK 1120096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☑           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Yes ☐  No ☑

As of May 13, 2012, 23,863,701 shares of the issuer’s common stock, par value $0.001, were outstanding.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Sino Clean Energy Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Cash and cash equivalents	$66,492,750	$42,431,330
Accounts receivable, net	12,967,753	13,191,545
Inventories	1,925,860	1,288,599
Prepaid inventories	18,891,673	37,057,551
Prepaid expenses	76,684	26,510
Land use right – current portion	83,812	82,954
Total current assets	100,438,532	94,078,489

Land use right – non-current portion	5,494,655	5,467,517
Property, plant and equipment, net	17,560,096	18,110,321
Deposits on property, plant and equipment	6,332,451	6,267,514
Goodwill	762,018	762,018
Total assets	$130,587,752	$124,685,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,965,089	$1,988,263
Taxes payable	2,601,407	2,596,227
Amount due to directors	198,409	48,457
Derivative liabilities	2,407,076	729,740
Total liabilities	7,171,981	5,362,687

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized
None issued and outstanding
Common stock, $0.001 par value, 30,000,000 shares authorized,
23,863,701 issued and outstanding as of March 31, 2012
and December 31, 2011 respectively	23,841	23,841
Additional paid-in capital	67,291,387	67,291,387
Treasury stock, at cost, 321,100 shares	(799,423)	(799,423)
Retained earnings	42,300,033	39,520,369
Statutory reserves	6,565,521	6,565,521
Accumulated other comprehensive income	8,034,412	6,721,477
Total shareholders’ equity	123,415,771	119,323,172
Total liabilities and shareholders’ equity	$130,587,752	$124,685,859

See accompanying notes to the condensed consolidated financial statements

Sino Clean Energy Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Other Comprehensive Income

(Unaudited)

	Three months ended March 31,
	2012	2011

Revenue	$27,831,694	$33,780,732

Cost of goods sold	(19,298,230)	(21,281,408)

Gross profit	8,533,464	12,499,324

Selling expenses	1,212,838	1,527,466
General and administrative expenses	1,290,073	1,031,542

Income from operations	6,030,553	9,940,316

Other income (expense)
Interest income	65,569	44,187
Change in fair value of derivative liabilities	(1,677,336)	4,010,630

Total other (expense) income	(1,611,767)	4,054,817

Income before provision for income taxes	4,418,786	13,995,133

Provision for income taxes	1,639,122	1,915,380

Net income	2,779,664	12,079,753

Other comprehensive income
Foreign currency translation adjustment	1,312,935	918,229

Comprehensive income	$4,092,599	$12,997,982

Weighted average number of shares
-Basic	23,863,701	23,465,794
-Diluted	23,877,337	25,381,392

Income (loss) per common share
- Basic	$0.12	$0.51
- Diluted	$0.12	$0.48

See accompanying notes to the condensed consolidated financial statements

Sino Clean Energy Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,779,664	$12,079,753
Adjustments to reconcile net income to cash provided by operating activities :
Depreciation and amortization	769,153	735,857
Change in fair value of derivative liabilities	1,677,336	(4,010,630)
Change in operating assets and liabilities :
- Accounts receivable	87,116	(4,592,187)
- Inventories	(650,612)	(1,432,356)
- Prepaid inventories	17,781,929	2,951,225
- Prepaid expenses	(50,449)	6,871
- Accounts payable and accrued expenses	(2,574)	(370,299)
- Taxes payable	32,079	(312,674)
Net cash provided by operating activities	22,423,642	5,055,560

Cash flows from investing activities:
Payable on plant acquisition	-	2,318,540
Repayment from related party- Suo’ang BST	-	10,639,915
Purchase of property, plant and equipment	-	(47,751)
Net cash provided by investing activities	-	12,910,704

Cash flows from financing activities:
Cash advance from a director	149,950	-
Cash received from exercise of warrants	-	34,200
Repayment of mortgage payable	-	(1,344)
Net cash provided by financing activities	149,950	32,856

Effect of foreign currency translation	1,487,828	300,193

Net increase in cash and cash equivalents	24,061,420	18,299,313

Cash and cash equivalents, beginning of period	42,431,330	52,055,857

Cash and cash equivalents, end of period	$66,492,750	$70,355,170

Supplemental Disclosure Information:
Cash paid for taxes	$1,633,942	$2,127,983
Supplemental non-cash investing and financing activities:
Deposits applied to purchase of land use rights, property, plant and equipment	$-	$9,409,091

See accompanying notes to the condensed consolidated financial statements

Sino Clean Energy Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2012 and 2011

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

On October 20, 2006 we consummated a share exchange transaction with Hangson, a British Virgin Islands company, the stockholders of Hangson and a majority of our stockholders. We issued a total of 2,600,000 shares of our common stock to the Hangson shareholders and a consultant in the transaction, in exchange for 100% of the common stock of Hangson. Hangson was a holding company that controlled Suo'ang BST and Suo'ang BST's 80%-owned subsidiary Suo'ang New Energy, through a series of contractual arrangements. The remaining 20% of Suo'ang New Energy was owned by Mr. Peng Zhou, a member of our board of directors and, at that time, the chief operating officer of Suo'ang BST. Suo'ang BST, through Suo'ang New Energy, commenced CWSF production in July 2007. Although Hangson was entitled to acquire the remaining 20% of Suo'ang New Energy from Mr. Zhou, the transfer was not completed and Mr. Zhou remained as the record shareholder of Suo'ang New Energy. As a result of the share exchange, we became engaged in the CWSF business, through the operations of Suo'ang BST and Shaanxi Suo'ang New Energy. On January 4, 2007, we changed our name from "Endo Networks, Inc." to "China West Coal Energy Inc.", and then on August 15, 2007, we changed our name again to our present name, Sino Clean Energy Inc.

We reorganized our corporate structure in 2009. In June 2009, we acquired 100% of Wiscon, which established Suoke Clean Energy, the Company's wholly foreign-owned enterprise, in Tongchuan, Shaanxi Province. We subsequently entered into a series of agreements transferring all of the rights and obligations of Hangson under the contractual arrangements with Suo'ang BST to Suoke Clean Energy. In November 2009, Suoke Clean Energy duly entered into an equity transfer agreement with former shareholders of Suo'ang New Energy, pursuant to which 100% equity interests of Suo’ang New Energy was transferred to Suoke Clean Energy and such acquisition was approved by the government authority, Tongchuan Administration for Industry and Commerce. On May 14, 2010, Tongchuan Administration for Industry and Commerce also issued a proof showing all registration for acquisition was completed. All transaction documents and governmental process for acquisition, therefore, has been completed. The entity that entered into contractual arrangement with the Company is Suo'ang BST rather than Suo’ang New Energy. The Company terminated contractual arrangement with Suo’ang BST on December 31, 2009.

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

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC.  The results of operations for interim periods are not necessarily indicative of the results expected for a full year or for any future period.

The condensed consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries Wiscon, Tongchuan Suoke Clean Energy, Shaanxi Suo’ang New Energy, Shenyang Suo’ang New Energy and Dongguan Clean Energy Water Coal  Mixture Company.  Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Those estimates and assumptions include estimates for allowance for doubtful accounts, inventory and prepaid inventory valuation, impairment considerations, and assumptions used in the valuation of derivative liabilities.

Revenue Recognition

Revenues of the Company are from sales of CWSF. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Revenues are presented net of value added tax (“VAT”). In our revenue arrangements, physical delivery is the point in time when customer acceptance occurs since title and risk of loss are transferred to the customer. No return allowance is made as products are not returnable upon acceptance by the customers. For the three-month period ended March 31, 2012 and 2011, revenue was $27,831,694 and $33,780,732 respectively.

Cost of goods sold

Expenses which comprise cost of goods sold are the direct cost of raw materials (coal, ferrous sulfate, and coal water mixture chemicals), the costs incurred to get the raw materials to our production plants, salaries of production workers, electricity use for production equipment, water used for production, and manufacturing overhead. Manufacturing overhead includes materials, depreciation and amortization related to property, plant, and equipment used directly in production of inventory, rent related to plants used directly in the production of inventory, and other such costs associated with preparing our CWSF for sale. For the three-month period ended March 31, 2012 and 2011, cost of goods sold was $19,298,230 and $21,281,408 respectively.

Transportation costs

Transportation costs consist mostly of fees paid to third party logistic companies. In 2009 and years prior, transportation cost were paid mostly by our customers. During the year ended 2010, the Company re-negotiated our annual contracts with all customers (including customers of the Tongchuan and Shenyang facilities), and we became responsible for paying the transportation costs. As part of the re-negotiated contracts, selling prices were adjusted upward to offset the transportation expenses now being paid by the Company.

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

The transportation costs of shipping CWSF to our customers of $1,184,858 (97.6% of the total selling expenses) and $1,500,356 (98.2% of the total selling expenses) for the three-month period ended March 31, 2012 and 2011, respectively are included in selling expenses on the condensed consolidated statements of operations and other comprehensive income.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2012 and December 31, 2011:

	March 31, 2012 (unaudited)
	Level 1	Level 2	Level 3	Total

Fair value of warrants	$-	$-	$2,407,076	$2,407,076

	December 31, 2011
	Level 1	Level 2	Level 3	Total

Fair value of warrants	$-	$-	$729,740	$729,740

The changes in level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value of Warrants

Balance at December 31, 2011	$729,740
Fair value adjustment for the three-month period ended March 31, 2012	1,677,336
Balance at March 31, 2012	$2,407,076

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

Income per common share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings per share calculation give effect to all potentially dilutive common shares outstanding during the year using the treasury stock method for warrants and options. As of March 31, 2012 and 2011, common stock equivalents were composed of options and warrants exercisable into 100,000 and 3,148,581 shares of the Company’s common stock, respectively.

	Three months ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Numerator
Net income	$2,779,664	$12,079,753

Denominator
Weighted average shares outstanding-basic	23,863,701	23,465,794
Effect of dilutive instruments:
Warrants and options	13,636	1,915,598
Weighted average shares outstanding-diluted	23,877,337	25,381,392

At March 31, 2012 and 2011, warrants and options exercisable into 2,845,885 and 50,000 shares of the Company’s common stock respectively, have been excluded from the diluted share calculation as their effect would have been antidilutive.

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

	March 31, 2012	December 31, 2011	March 31, 2011

Period end RMB : US$ exchange rate	6.3122	6.3776	6.5483

Average period end RMB : US$ exchange rate	6.2976	6.4725	6.5790

The RMB is the functional currency of Tongchuan Suoke Clean Energy, Shaanxi Suo’ang New Energy and Shenyang Suo’ang New Energy (the “Operating Subsidiaries”) as it is the currency of the Peoples Republic of China, which is the primary economic environment the Operating Subsidiaries operate in and the environment in which the Company primarily generates and expends cash.  The strike price of the Company’s options and warrants is denominated in US dollars, a currency other than the Company’s functional currency, the RMB.

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Research and development

Our CWSF manufacturing technology was developed in-house by our research and development department. Our research and development team is comprised of 10 professionals, 7 of whom are internal and 3 of whom are external experts and consultants. Research and development costs are expensed as incurred.  For the three-month period ended March 31, 2012 and 2011, there were $51,000 and $46,000 research and development expenses recorded and are included in the general and administrative expenses in the accompanying condensed consolidated statements of income and other comprehensive income.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured trade accounts receivable.

Cash denominated in RMB with a US dollar equivalent of $66,440,778 and $42,041,369 at March 31, 2012 and December 31, 2011 respectively, was held in accounts at financial institutions located in the PRC. In addition, the Company maintains funds in bank accounts in the US which at times may exceed the federally insured balance of $250,000. The Company and its subsidiaries have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

For the three-month period ended March 31, 2012, two customers, Shenyang Haizhong Heat Resource Ltd.(“Haizhong Heating”) and Xin Xing Industry Group, accounted for 25% and 19% of sales and 19% and 39% of accounts receivable; respectively. For the three-month period ended March, 2011, Haizhong Heating accounted for 34% of sales and 25% of accounts receivable, and Guangzhou Longzheng accounted for 13% of accounts receivable.  For the three-month period ended March 31, 2012 and 2011, there were no other customers who accounted for 10% or more of sales or accounts receivable.

For the three-month period ended March 31, 2012, three vendors accounted for 66% of the Company’s total purchases (27%, 20% and 19% respectively), and accounted for 78% of prepaid coal (48%, 25% and 5% respectively). For the three-month period ended March 31, 2011, three vendors accounted for 80% of total purchases (33%, 32% and 15% respectively), and accounted for 96% of prepaid coal (37%, 35%, 24% respectively).

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

Recently issued accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

 In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU 2011-05 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment. This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted ASU 2011-08 effective January 1, 2012. We do not believe that the adoption of this new accounting guidance will have a significant effect on our goodwill impairment assessments in the future.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations, financial condition, or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.	INVENTORIES

Inventories consist of the following at:	March 31, 2012	December 31, 2011
	(unaudited)
Raw materials	$1,226,890	$943,771
Finished goods	698,970	344,828
	$1,925,860	$1,288,599

Prepaid Inventories

The Company has contracts with coal suppliers to deliver coal for use in the production of CWSF. At times, the Company makes payments in advance of delivery and accounts for these prepayments as prepaid inventory.

At March 31, 2012 and December 31, 2011, total prepaid inventories were $18,891,673 and $37,057,551, respectively. The Company estimates that the remaining prepaid inventories at March 31, 2012 will be delivered to its factories and used in production by the end of 2012, and does not expect to make any more major prepayments of coal until such prepaid balances have been used up.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(unaudited)

Buildings	$5,244,799	$5,673,608
Plant and machinery	20,029,099	19,341,116
Office equipment	84,840	83,970
Vehicles	208,915	206,772

	25,567,653	25,305,466
Less: Accumulated depreciation and amortization	(8,007,557)	(7,195,145)

	$17,560,096	$18,110,321

For the three-month period ended March 31, 2012 and 2011, depreciation expense was $736,776 and $702,254, respectively.

5.	DEPOSITS ON LAND USE RIGHTS, PLANT, AND EQUIPMENT

Long term deposits consist of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(unaudited)

Deposit for purchase of Dongguan 750,000 MT production line	$3,303,127	$3,269,255
Deposit for Tongchuan construction of office, road, and storage	3,029,324	2,998,259

Total	$6,332,451	$6,267,514

Deposit for purchase of Dongguan 750,000 MT production line

On March 10, 2011, the Company entered into a contract with Jiangsu Qiulin Heavy Industry Joint Stock (Limited) Company (“Qiulin”) to purchase a 750,000 MT production line for its Dongguan facility for approximately $10,898,000 (RMB 69,500,000) and in April 2011, the Company paid approximately $3,269,000 (RMB 20,850,000) as a deposit. The production line was originally scheduled to be completed in August 2011 and due to various reasons, delivery was delayed by Qiulin. In December 2011, Qiulin entered into a revised agreement with the Company and both parties agreed to extend the delivery date to April 30, 2012, reduce total cost by 10%, and if delivery was not made by April 30, 2012, the Company could cancel the contract and get a full refund of its deposit. In April 2012, Qiulin informed the Company that the 750,000 MT production line would not be delivered by April 30, 2012. Due to the repeated delays, the Company has begun the process to terminate the contract and expects the deposit to be fully refunded in 2012.

Deposit for Tongchuan construction of office, road, and storage

In July 2011, the Company entered into 3 construction contracts with Tongchuan New District Gui Qin Construction Co. Ltd. for the construction of a main office building, road formation and coal storage facility, at our Tongchuan facility. The total amount of the 3 construction contracts is $3,763,171 (RMB 24,000,000). As of December 31, 2011, the Company has paid $2,998,259 (RMB 19,121,700) to Gui Qin as deposit. The outstanding balance due under the contract is $764,912 (RMB 4,878,300) which will be paid when construction is completed. Construction commenced in July 2011, and as of March 31, 2012, the main office building and coal storage facility were under construction and are expected to be completed by November 2012.

6.	LAND USE RIGHT

The Company has recorded as land use rights the costs paid to acquire a long-term interest to utilize the land underlying the building and production facility for its CWSF business. The land use rights are amortized on the straight-line method over the term of the land use rights of 50 years. For the three-month periods ended March 31, 2012 and 2011, amortization expense was $32,377 and $33,603 respectively.

Land use right consists of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(unaudited)
Cost	$5,897,375	$5,837,002
Less accumulated amortization	(318,908)	(286,531)
Net land use rights	5,578,467	5,550,471
Current portion	83,812	82,954
Non-current portion	$5,494,655	$5,467,517

The expected amortization of the land use right over each of the next five years and thereafter is summarized as follow:

7.	DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The strike price of warrants issued by the Company in connection with certain convertible note offerings contain exercise prices that may fluctuate based on the occurrence of future offerings or events. Additionally, other warrants issued have a strike price denominated in US dollars, a currency other than the Company’s functional currency of the Chinese RMB. The FASB’s guidance requires the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of income.

At March 31, 2012 and December 31, 2011, derivative liabilities were made up of the following values as determined by a Monte-Carlo Simulation of a Black-Scholes-Merton option pricing model with the following assumptions:

	March 31, 2012	December 31, 2011
	(unaudited)
Warrants:
Risk-free interest rate	0.08%	0.06%
Expected volatility	119.40	131.97%
Expected life (in years)	0.25-3.75 years	0.75 years
Expected dividend yield	-	-

Fair Value:
Warrants	$2,407,076	$729,740

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

During the quarter ended March 31, 2012, the Company identified the number of warrants issued related to its December 2010 stock offering needed to be revised. This resulted from the Company not accounting for certain warrants as a cost of the offering charged to stockholders equity in fiscal 2010. Accordingly, on March 25, 2012, the Company issued warrants exercisable into 314,238 shares of common stock that should have been issued in 2010. The warrants have an exercise price of $6.5625 per share, representing 125% of the price of the Company’s common stock at the date of the offering, expire in December 2015, and vested immediately. The warrants issued have a strike price denominated in US dollars, a currency other than the Company’s functional currency. This resulted in an understatement of the increase in fair value of derivative liabilities of $28.4 million previously recorded in 2011 by approximately $965,000, and an understatement of the December 31, 2011 derivative liability by approximately $123,000. In accordance with relevant guidance, management evaluated the materiality of these adjustments from a qualitative and quantitative perspective both individually and in the aggregate. Based on such evaluation, the Company concluded that correcting prior issued financial statements would not have had a material impact to any of the prior period financial statements or the trend of financial results. Accordingly, the Company recorded an adjustment on January 1, 2012 to increase total derivative liabilities by approximately $123,000.

For the three-month period ended March 31, 2012 and 2011, the change in derivative liability totaled $(1,667,336) and $4,054,817, respectively.

8.	WARRANTS AND OPTIONS

On March 25, 2012, the Company issued warrants exercisable into 314,238 shares of common stock with an exercise price of $6.5625 per share, expiring in December 2015, and vesting immediately (see Note 7).

At March 31, 2012 and December 31, 2011, outstanding warrants and options were as follows:

	Number of Shares under Warrants and Options	Weighted Average Exercise Price
Warrants and options outstanding at December 31, 2011	2,641,647	$2.86
Warrants and options granted	314,238	6.56
Warrants and options expired	(10,000)	4.35
Warrants and options exercised	-	-
Warrants and options outstanding at March 31, 2012	2,945,885	3.25

The following table summarizes information about warrants and options outstanding at March 31, 2012, all of which were fully vested:

Outstanding and Exercisable Warrants and Options
Exercise price	Number of shares under warrants and options	Weighted average remaining contractual life (years)
$2.28	196,857	0.58
$2.85	1,260,527	0.25
$2.85	1,019,263	0.30
$6.56	314,238	3.73
$5.70	5,000	0.52
$1.52	100,000	2.68
$7.98	50,000	0.36
$3.25	2,945,885

At March 31, 2012 and December 31, 2011, the intrinsic value of the warrants and options outstanding and exercisable was $197,711 and zero, respectively.

At March 31, 2012 and December 31, 2011, warrants exercisable into 2,476,647 shares of common stock, with an initial exercise price ranging from $2.28 to $2.85 per share, are subject to full ratchet anti-dilution adjustments in the event that the Company issues additional equity, equity linked securities or securities convertible into equity, at a purchase price less than the then applicable exercise price.

9.	INCOME TAXES

Companies in the PRC are generally subject to PRC Enterprise Income Tax at a uniform tax rate of 25% under China's Unified Enterprise Income Tax Law ("New EIT Law"), which took effect on January 1, 2008. The New EIT Law provides a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment. Accordingly, Shenyang Suo'ang New Energy and Dongguan Clean Energy Water Coal Mixture Company are subject to the uniform tax rate of 25%.  Shaanxi Suo'ang New Energy was entitled to a two year tax holiday for 2007 and 2008 and a 50% reduction on its EIT rate for the years 2009, 2010 and 2011. Effective January 1, 2012, Shaanxi Suo’ang New Energy is subject to the uniform tax rate of 25%.

The Company has not recorded a provision for U.S. federal income tax for the three-month period ended March 31, 2012 and 2011 due to a net operating loss carry forward in the United States of America. At March 31, 2012 and 2011, the Company had net operating loss carry forwards in the United States of America of approximately $4,500,000 and $2,700,000, respectively, which begin to expire in 2030. The deferred tax asset created by the net operating loss has been offset by a 100% valuation allowance. At March 31, 2012 and 2011, there were no other significant deferred tax assets or deferred tax liabilities. At March 31, 2012 and 2011, the Company’s operations in the PRC have tax effect on temporary differences of $112,000 and nil respectively.

Income tax expense consists of the following for the:

	Three months ended
	March 31,
	2012	2011
	(unaudited)	(unaudited)
Current – PRC Enterprise Income Tax	$1,639,122	$1,915,380
Deferred	-	-
Total income tax expenses	$1,639,122	$1,915,380

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the:

	Three months ended March 31,
	2012	2011

U.S. statutory rate	34%	34%
Permanent differences	13%	(10)%
Tax holiday	-	(4)%
Effect of statutory rate differential	(10)%	(6)%
Effective tax rate	37%	14%

Permanent differences are related to gain (loss) on change in the value of derivatives and the extinguishment of the derivatives liabilities.

Effective January 1, 2007, the Company adopted authoritative guidance issued by the FASB for uncertainty in income taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2012, the Company does not have a liability for unrecognized tax uncertainties except as described below. The Company and its Chinese subsidiaries have never been subject to a tax examination and all years are open to examination by the tax authorities.

At March 31, 2012 and December 31, 2011, $110,000 is included in taxes payable for what we believe to be the potential liabilities for the untimely filing of IRS Forms 5471 and IRS Report of Foreign Bank and Financial Accounts. However, the potential liabilities could be greater if the IRS were to so determine our failure to file was willful. We believe the likelihood of the IRS considering our failure to file as being willful is remote.

For the three months ended March 31, 2011, the effect of the tax holiday in 2011 was ($0.02) per share.

10.	AMOUNT DUE TO DIRECTOR

Amount due to director at March 31, 2012 and December 31, 2011 consisted of $198,409 and $48,457, respectively, due to Mr. Baowen Ren, Chairman, CEO, and Director of the Company. Amounts due to director are non-interest bearing, unsecured, and due on demand.

11.	RETIREMENT COSTS CHARGED TO EXPENSE AS INCURRED

The Group’s employees are required to participate in a central pension scheme operated by the local municipal government. The Group is required to contribute a certain percentage of their payroll costs to the central pension scheme. The contributions are charged to the income statement as they become payable in accordance with the rules of the central pension scheme. Non forfeited contribution is available to reduce the contribution payable in the future years. For the three months ended March 31, 2012 and 2011, the retirement costs charged to general and administrative expenses were $60,665 and $69,822, respectively

12.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2012, we had commitments with five coal suppliers to purchase 430,000 MT of wash clean  coal to be delivered in 2012 for a total of $55,815,510 (RMB 352,307,500). At March 31, 2012, $18,891,673 (RMB 119,248,018) of this commitment representing approximately 169,650 MT has been paid and is included in prepaid coal (see Note 3).

In July 2011, the Company entered into 3 construction contracts with Tongchuan New District Gui Qin Construction Co. Ltd. for the construction of main office building, road formation and coal storage facility, at our Tongchuan facility. The total amount of the 3 construction contracts is $3,763,171 (RMB 24,000,000). As of December 31, 2011, the Company has paid $2,998,259 (RMB 19,121,700) to Gui Qin as deposit. The outstanding balance due under the contract is $764,912 (RMB 4,878,300) which will be paid when construction is completed. Construction commenced in July 2011, and as of March 31, 2012, the main office building and coal storage facility were still under construction and are expected to be completed by November 2012.

On March 10, 2011, the Company entered into a contract with Jiangsu Qiulin Heavy Industry Joint Stock (Limited) Company (“Qiulin”) to purchase a 750,000 MT production line for its Dongguan facility for approximately $10,898,000 (RMB 69,500,000) and in April 2011, the Company paid approximately $3,269,000 (RMB 20,850,000) as a deposit. The production line was originally scheduled to be completed in August 2011 and due to various reasons, delivery was delayed by Qiulin. In December 2011, Qiulin entered into a revised agreement with the Company and both parties agreed to extend the delivery date to April 30, 2012, reduce total cost by 10%, and if delivery was not made by April 30, 2012, the Company could cancel the contract and get a full refund of its deposit. In April 2012, Qiulin informed the Company that the 750,000 MT production line would not be delivered by April 30, 2012 and the Company’s management decided to terminate the contract. The Company expects the deposit to be fully refunded in 2012.

On July 11, 2011, the Company entered into an Equity Acquisition Agreement (the “Agreement”) to purchase 100% of the outstanding equity interest in Crown Energy Limited (“Crown Energy”). Crown Energy owns 60% of the equity interest in Nanhai Clean Energy Fuel Co., Ltd., a company primarily engaged in the production and sale of clean energy coal-water slurry fuel. Pursuant to the terms of the Agreement, the Company will engage a valuation expert chosen by the parties to appraise the value of Crown Energy’s assets. The parties will then determine the purchase price of the equity interest and determine the payment terms, with all such terms to be memorialized in a supplemental agreement. The Agreement also provides that the current management of Crown Energy and its board of directors will be reappointed after the consummation of the acquisition. The Company engaged Shaanxi Rongde Law Firm to conduct a comprehensive investigation and evaluation of Nanhai Clean Energy Fuel Co., Ltd’s assets, ownership structure, liabilities, and credit worthiness. At March 31, 2012, this investigation and evaluation was still in progress.

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

In November 2010, the Company entered into an agreement with Tongchuan City Investment and Development Co., Ltd. (“TCID”) to develop a new heat supply company (the “Joint Venture”) for the purpose of providing heating for the new district in Tongchuan. TCID has stated that 15 new heat supply plants will need to be built to supply an area of 16.4 million square meters. The Joint Venture requires an investment of $13,300,000 (RMB 85,000,000) by TCID, for which it receives an 85% stake in the Joint Venture, and $2,3000,000 (RMB 15,000,000) by the Company, for which it receives a 15% stake in the Joint Venture. As of December 31, 2011, the construction of the heating supply pipelines has been started in Tongchuan New District, and of which 3 heating supply plants are expected to be finished in the fourth quarter of 2012. At March 31, 2012, the Company had not yet made any investment to the Joint Venture and future investment will be made subject to timeline as determined by Tongchuan government authority.

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

On May 6, 2011, a complaint was filed in the Federal District Court for the Central District of California against the Company and certain of its current and former officers and directors. The complaint, brought as a putative class action on behalf of all persons other than the Defendants who purchased the common stock of the Company between April 6, 2009 and May 5, 2011, was based entirely on matters raised by short sellers (and matters related thereto) and alleged violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 and rules promulgated thereunder. On September 8, 2011, the putative class counsel filed a First Amended Complaint, now asserting claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons (other than the Defendants) who acquired Sino Clean common stock pursuant or traceable to the December 21, 2010 Registration Statement and Prospectus. The Company moved to dismiss the First Amended Complaint for failure to meet pleading requirements, and the Court granted that motion but gave Plaintiff leave to amend his complaint. Plaintiff filed a Second Amended Complaint on or about March 5, 2012. On April 20, 2012, the Company moved to dismiss the Second Amended Complaint. The Company continues to deny the allegations and intends to defend the litigation vigorously. No prediction can be made, however, as to the final outcome of the matter.

On May 9, 2011, the Company filed a complaint in the Supreme Court of the State of New York against Geoinvesting LLC, an individual calling himself “Alfred Little”, and unidentified persons acting with, for, or through them. The suit seeks, among other relief, $55 million in compensatory damages and $10 million in punitive damages resulting from the defendants’ fraud, defamation, and tortuous interference with the Company’s business relationships. The Court dismissed the complaint against Geoinvesting LLC, primarily on jurisdictional grounds, and reserved judgment with regard to “Alfred Little”.

We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2012.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Accounts receivable

Accounts receivable are recognized and carried at the original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that an adjustment to the bad debt allowance should be made, this is recorded as a change in estimate in the current year. As of March 31, 2012 and December 31, 2011, no allowance for doubtful debts was provided.

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

Recently issued accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU 2011-05 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment. This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted ASU 2011-08 effective January 1, 2012. We do not believe that the adoption of this new accounting guidance will have a significant effect on our goodwill impairment assessments in the future.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations, financial condition, or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Production Capacity

As at March 31, 2012, we had in-place CWSF production capacity of 1,150,000 MT. The following table shows the breakdown of production capacity for each production facility.

Production capacity as at March 31, 2012

Production line	Estimated hourly production	Working day	Working hour	Total	Rounding
	(MT/hour)	(day)	(hour)	(MT)	(MT)
Tongchuan I	28	300	12	100,800	100,000
Tongchuan II	69	300	12	248,400	250,000
Tongchuan III	56	300	12	201,600	200,000
Shenyang I	42	300	12	151,200	150,000
Shenyang II	42	300	12	151,200	150,000
Dongguan I	42	300	12	151,200	150,000
Dongguan II	42	300	12	151,200	150,000
Total				1,155,600	1,150,000

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

The percentage of industrial customer and residential customer to total sales was 53.3% and 46.7% respectively for the three-month period ended March 31, 2011 and improved to 60.9% and 39.1% respectively for the three-month period ended March 31, 2012, in line with our strategy to increase customers not affected by seasonality.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated.

	Three months ended March 31,
	2012	2011
	(unaudited)	(unaudited)

Revenue	$27,831,694	$33,780,732
Cost of goods sold	(19,298,230)	(21,281,408)
Gross profit	8,533,464	12,499,324
Selling expenses	1,212,838	1,527,466
General and administrative expenses	1,290,073	1,031,542
Income from operations	6,030,553	9,940,316

Other income (expenses)
Interest income	65,569	44,187
Change in fair value of derivative liabilities	(1,677,336)	4,010,630
Total other (expenses) income	(1,611,767)	4,054,817
Income before provision for income taxes	4,418,786	13,995,133
Provision for income taxes	1,639,122	1,915,380
Net income	$2,779,664	$12,079,753

Three-month period ended March 31, 2012 as compared to three-month period ended March 31, 2011

Revenue. During the three-month period ended March 31, 2012, we had revenues from sales of our CWSF of $27,831,694 as compared to revenues of $33,780,732 during the three-month period ended March 31, 2011, representing a decrease of $5,949,038 or 17.6%. This decrease is primarily attributable to (i) A decrease in sales to Shenyang Energy’s major customer, Haizhong Heating, which suspended operations from April to October 2011 while updating some infrastructure. Haizhong Heating resumed operations on November 1, 2011. Management estimates it will take sometime before normal operations resume and our sales to Haizhong Heating return to amounts previously recorded. Consequently, sales to Haizhong Heating decreased by $4,355,881 or 38.3% from $11,370,534 for the three-month period ended March 31,2011 to $7,014,653 for the three-month period ended March 31, 2012. (ii) In Tongchuan, Shanxi Suo’ang New Energy has lost nine customers to new competitors as of March 31, 2012 when compared to the same period last year. The reduction in sales due to this loss of customers was approximately $4,965,248; and(iii) This decrease in sales was partially off-set by the increase in sales of $5,231,715 to our new customer in Dongguan, Xin Xing Industry Group.

Number of our customers as at March 31,

	2012	2011

Tongchuan	29	38
Shenyang	1	5
Dongguan	5	4

Total	35	47

Increased production from the new 300,000 MT production line added in January 2011 in Dongguan led to an increase in production capacity, but the decrease in sales to our major customer, Haizhong Heating, and the loss of customers in Shanxi Suo’ang New Energy decreased our total revenue. We sold 221,033 MT for the three-month period ended March 31, 2012 as compared to 290,933 MT as at March 31, 2011.

The following table set forth the impact of the change in the quantity and average price of our CWSF on our revenue:

	Three months ended March 31,				Attributable
	2012	2011	(Decrease)	Average	to (decrease)/increase
Quantity impact :	Quantity	Quantity	in quantity	unit price	in revenue
	MT	MT	MT	$/MT	$'000

Sub-total	221,033	290,933	(69,900)	116.1	$(8,115)

	Three months ended March 31,
	2012	2011	Increase	Average of
	Average	Average	in average	Sales Quantity
Average price impact :	unit price	unit price	unit price	for 2012 and 2011
	$/MT	$/MT	$/MT	MT

Sub-total	125.9	116.1	9.8	221,033	2,166

Total net decrease in revenue					$(5,949)

The following table set forth the capacity and the actual production volume by facility.

		Three months ended March 31, 2012
	Capacity	Capacity	Actual
	per annum	per quarter	production	Utilization
	MT	MT	MT	%

Tongchuan facility	550,000	137,500	103,329	75.1%
Shenyang facility	300,000	75,000	64,391	85.9%
Dongguan facility	300,000	75,000	53,313	71.1%

Total	1,150,000	287,500	221,033	76.9%

Cost of Goods Sold. Expenses which comprise cost of goods sold are the direct cost of raw materials (coal, ferrous sulfate, and coal water mixture chemicals), the costs incurred to get the raw materials to our production plants, salaries of production workers, electricity use for production equipment, water used for production, and manufacturing overhead. Manufacturing overhead includes materials, depreciation and amortization related to property, plant, and equipment used directly in production of inventory, rent related to plants used directly in the production of inventory, and other such costs associated with preparing our CWSF for sale. For the three month period ended March 31, 2012 and 2011, cost of goods sold was $19,298,230 and $21,281,408, respectively, representing a decrease of $1,983,178 or 9.3%. The decrease in cost of goods sold is in line with the decrease in selling volume. Gross profit margin decreased from 37% in 2011 to 31% in 2012 mainly as a result of (i) the significantly higher purchase price for coal in Guangdong which increased our cost of production; and (ii) higher depreciation costs on the machinery and plant of our Dongguan facility.

The following table set forth the impact of the change in the market price of coal and CWSF on our gross profit:

	Three months ended March 31,
	2012			2011
		Unit			Unit
	Quantity	Price	Amount	Quantity	Price	Amount
	MT	$/MT	$'000	MT	$/MT	$'000

Revenue	221,033	125.92	27,832	290,933	116.11	33,780
Cost of goods sold
- coal	221,033	72.47	16,017	290,933	59.98	17,450
- others	221,033	14.84	3,281	290,933	13.17	3,831
		87.31	19,298		73.15	21,281

Gross profit		38.61	8,534		42.96	12,499

Gross margin		31%	31%		37%	37%

Selling Expenses. Selling expenses totaled $1,212,838 for the three-month period ended March 31, 2012, as compared to $1,527,466 for the three-month period ended March 31, 2011, representing a decrease of $314,628 or 20.6%. This decrease is mainly attributable to decreased transportation costs of $315,498 as a result of drop in sales volume.

The transportation costs of shipping CWSF to our customers of $1,184,858 and $1,500,356 for the three-month period ended March 31, 2012 and 2011 respectively, are included in selling expenses on the condensed consolidated statements of income and other comprehensive income. The transportation cost represented 4.3% and 4.4% of the Company’s revenue for the three-month period ended March 31, 2012 and 2011, respectively.

General and Administrative Expenses. General and administrative expenses totaled $1,290,073 for the three-month period ended March 31, 2012, as compared to $1,031,542 for the three-month period ended March 31, 2011, representing an increase of $258,531 or 25%.  This increase was primarily due to the increase in legal expense and professional fees of our operations. The increase in audit, legal consulting, and other legal and professional fees totaled $186,073 accounted for 72% of the total increase of general and administrative expenses. The increase in those costs resulted from increased public company reporting costs, acquisition due diligence expenses and advisory services on legal and financial reporting.

 The general expenses associated with the development of our new plant in Dongguan also contributed to the significant increase in general and administrative expenses including travelling expenses, entertainment, marketing expenses and office supplies.

Other Income (expenses). Other expenses totaled $(1,611,767) for the three-month period ended March 31, 2012, comprised primarily of a loss in change of fair value of the derivative liabilities of $(1,677,336), as compared to other income of $4,054,817 for the three-month period ended March 31, 2011, which was caused by the gain in change in fair value of derivative liabilities of $4,010,630.

The main factor affecting the fair value of derivative liabilities is the stock price of the Company. The Company stock price increased 169% during the valuation period.

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

 The interest income for the three-month period ended March 31, 2012 and 2011 was $65,569 and $44,187 respectively. The Company keeps its cash in current accounts or demand deposits to meet operating needs. As at March 31, 2012, approximately $42 million was kept in China. According to the People’s Bank of China, the applicable interest rate of demand deposit is of 0.45% which was close to the 0.2% earned by the Company in 2011.

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

Provision for income taxes.    For the three-month period ended March 31, 2012 and 2011, our provision for income taxes was $1,639,122 and $1,915,380, respectively. The decrease in income taxes reflects the decrease in taxable income from our operations in China. For the three-month periods ended March 31, 2012 and 2011, our effective tax rate was 37.1% and 13.7%, respectively, on income before provision for income taxes.

Companies in the PRC are generally subject to PRC Enterprise Income Tax at a uniform tax rate of 25% under China's Unified Enterprise Income Tax Law ("New EIT Law"), which took effect on January 1, 2008. The New EIT Law provides a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment. Accordingly, at March 31, 2012 Shenyang Suo'ang New Energy, Shenyang Sou’ang Energy Co., Ltd, and Dongguan Clean Energy Water Coal Mixture Company are subject to the uniform tax rate of 25%.  Shaanxi Suo'ang New Energy was entitled to a two year tax holiday for 2007 and 2008 and a 50% reduction on its EIT rate for the years 2009, 2010 and 2011.

Net Income. We had net income of $2,779,664 for the three-month period ended March 31, 2012, as compared to net income of $12,079,753 for the same period in 2011. The decrease in net income of $9,300,089 is primarily attributable to the decrease in income from operation of $4,517,921 and a decrease in change in fair value of derivative liabilities of $5,079,808 for the three-month period ended March 31, 2012.

Reconciliation of net income to adjusted earnings

The following table provides a reconciliation of net income to adjusted earnings:

	March 31, 2012	March 31, 2011
	(unaudited)	(unaudited)

Net income	$2,779,664	$12,079,753

Non-GAAP adjustments
Change in fair value of derivative liabilities	1,677,336	(4,010,630)

Non-GAAP Adjusted Earnings	$4,457,000	$8,069,123
Non-GAAP Adjusted earnings per Share	$0.16	$0.32

This table excludes from net income the change in fair value of our derivatives during the period. The Company believes that these non-GAAP financial measures are useful to investors because they exclude non-cash charges that our management excludes when it internally evaluates the performance of the Company’s business and makes operating decisions, including internal budgeting, and performance measurement, because these measures provide a consistent method of comparison to historical periods. Moreover, management believes non-GAAP measures reflect the essential operating activities of Sino Clean Energy. Accordingly, management excludes these items when making operational decisions. The Company believes that providing the non-GAAP measures that management uses to its investors is useful to investors for a number of reasons. The non-GAAP measures provide a consistent basis for investors to understand the Company’s financial performance in comparison to historical periods. In addition, it allows investors to evaluate the Company’s performance using the same methodology and information as that used by our management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment of which charges are excluded from the non-GAAP financial measure. However, our management compensates for these limitations by providing the relevant disclosure of the items excluded.

The adjusted number of shares used to determine adjusted earnings per share is calculated by adding the basic weighted number of shares to the number of shares that would be issued upon exercise of all warrants classified as derivative liabilities. At March 31, 2012, basic weighted number of shares of 23,863,701 is increased by 2,790,885 warrant shares that would be issued upon exercise of all the Company’s warrants, resulting in 26,654,586, the adjusted earnings number of shares. For the three-month period ended March 31, 2012, adjusted earnings of $4,457,000 divided by the 26,654,586 adjusted number of shares results in adjusted earnings per share of $0.16 per adjusted shares. At March 31, 2011, basic weighted number of shares of 23,465,794 is increased by 1,915,598 warrant shares that would be issued upon exercise of all the Company’s warrants, resulting in 25,381,392, the adjusted earnings number of shares. For the three-month period ended March 31, 2011, adjusted earnings of $8,069,123 divided by the 25,381,392 adjusted number of shares resulted in adjusted earnings per share of $0.32 per adjusted shares.

LIQUIDITY AND CAPITAL RESOURCES

For the three-month period ended March 31, 2012, cash provided by operating activities was $22,423,642, as compared to that of $5,055,560 provided by operating activities for the three-month period ended March 31, 2011.  This increase in cash generated by operating activities is primarily due to the decrease in prepaid inventories of $17,781,929.

For the three-month period ended March 31, 2012, cash provided by investing activities was nil. For the three-month period ended March 31, 2011, the net cash provided by investing activities was $12,910,704 which included a repayment of an advance to Suo’ang BST of $10,639,915.

For the three-month period ended March 31, 2012, cash provided by financing activities was $149,950, which was primarily a cash advance from a director. For the three-month period ended March 31, 2011, the net cash provided by financing activities was $32,856, which was primarily the cash received from exercise of warrants and options of $34,200.

As of March 31, 2012, we had cash and cash equivalents of $66,492,750, of which $66,490,435 was held in accounts at financial institutions located in the PRC. The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China.

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

As of March 31, 2012, our total current assets were $103,741,659 and our total current liabilities were $7,171,981 which resulted in a net working capital of $96,569,678. We had capital expenditure commitments outstanding as of March 31, 2012 in the amount of $5,090,785 in relation to the purchase of coal, property and machinery.

We believe that we have sufficient cash flow to meet our obligations on a timely basis in the foreseeable future.

Accounts Receivable

Accounts receivable, decreased from $13,191,545 at December 31, 2011 to $12,967,753 at March 31, 2012. Aging of our receivables as of March 31, 2012 and December 31, 2011 is as follows (in thousands):

	March 31,	December 31,
	2012	2011
(In $'000)	(unaudited)

1 - 30 days	9,841	9,856
31 - 60 days	3,127	3,336
Reserve	-	-

Total	12,968	13,192

Prepaid Inventories

The Company has contracts with coal suppliers to deliver coal for use in the production of CWSF. At times, the Company makes payments in advance of delivery and accounts for these prepayments as prepaid inventory.

At March 31, 2012 and December 31, 2011, total prepaid inventories were $18,891,673 and $37,057,551, respectively. The Company estimates that the remaining prepaid inventories at March 31, 2012 will be delivered to its factories and used in production by the end of 2012, and does not expect to make any more major prepayments of coal until such prepaid balances have been used up.

Commitments and Contingencies

As of March 31, 2012, we had commitments with five coal suppliers to purchase 450,000 MT of wash clean  coal to be delivered in 2012 for a total of $55,815,510 (RMB 352,307,500). At March 31, 2012, $18,891,673 (RMB 119,248,018) of this commitment representing approximately 169,650 MT has been paid and is included in prepaid coal. This is in line with the Company’s policy of hedging against increase in coal prices by entering into longer term purchase contracts for large amount of coal at competitive prices.

In July 2011, the Company entered into 3 construction contracts with Tongchuan New District Gui Qin Construction Co. Ltd. for the construction of main office building, road formation and coal storage facility, at our Tongchuan facility. The total amount of the 3 construction contracts is $3,763,171 (RMB 24,000,000). As of December 31, 2011, the Company has paid $2,998,259 (RMB 19,121,700) to Gui Qin as deposit. The outstanding balance due under the contract is $764,912 (RMB 4,878,300) which will be paid when construction is completed. Construction commenced in July 2011, and as of March 31, 2012, the main office building and coal storage facility were still under construction and are expected to be completed by November 2012.

On March 10, 2011, the Company entered into a contract with Jiangsu Qiulin Heavy Industry Joint Stock (Limited) Company (“Qiulin”) to purchase a 750,000 MT production line for its Dongguan facility for approximately $10,898,000 (RMB 69,500,000) and in April 2011, the Company paid approximately $3,269,000 (RMB 20,850,000) as a deposit. The production line was originally scheduled to be completed in August 2011 and due to various reasons, delivery was delayed by Qiulin. In December 2011, Qiulin entered into a revised agreement with the Company and both parties agreed to extend the delivery date to April 30, 2012, reduce total cost by 10%, and if delivery was not made by April 30, 2012, the Company could cancel the contract and get a full refund of its deposit. In April 2012, Qiulin informed the Company that the 750,000 MT production line would not be delivered by April 30, 2012. Due to the repeated delays, the Company has begun the process to terminate the contract and expects the deposit to be fully refunded in 2012.

On July 11, 2011, the Company has entered into an Equity Acquisition Agreement to purchase a 100% stake in Crown Energy, an investment company registered in Hong Kong, which as its sole business holds a 60% stake in Foshan Nan Hai, a producer and distributor of CWSF in southern China. If after due diligence (which is still in process), the acquisition is finalized, the Company will gain control of 60% of Foshan Nan Hai and the Company’s production capacity will increase by 1,000,000 MT. Founded in 2003, Foshan Nan Hai has an installed capacity of 1.2 million MT and reserved capacity of 1 million MT. Located in Foshan City, Guangdong Province, where the local government promotes CWSF for energy conservation and carbon emissions reduction, Foshan Nan Hai supplies to the largest CWSF boiler in China and ships its CWSF output from its own 3,000-MT barge dock. The Company has engaged Shaanxi Rongde Law Firm (“Rongde”) to conduct comprehensive due diligence and evaluation of Foshan Nan Hai’s assets, ownership structure, liabilities, and credit worthiness. This due diligence and evaluation is still progressing as at March 31, 2012. The evaluation and negotiation process is expected to be completed in the second quarter of 2012.

On May 9, 2011, the Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock. As of March 31, 2012, 321,100 shares, for an aggregate of $799,423, has been repurchased.

In November 2010, the Company entered into an agreement with Tongchuan City Investment and Development Co., Ltd. (“TCID”) to develop a new heat supply company (the “Joint Venture”) for the purpose of providing heating for the new district in Tongchuan. TCID has stated that 15 new heat supply plants will need to be built to supply an area of 16.4 million square meters. The Joint Venture requires an investment of $13,300,000 (RMB 85,000,000) by TCID, for which it receives an 85% stake in the Joint Venture, and $2,3000,000 (RMB 15,000,000) by the Company, for which it receives a 15% stake in the Joint Venture. As of December 31, 2011, the construction of the heating supply pipelines has been started in Tongchuan New District, and of which 3 heating supply plants are expected to be finished in the fourth quarter of 2012. At March 31, 2012, the Company had not yet made any investment to the Joint Venture and future investment will be made subject to timeline as determined by Tongchuan government authority.

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

Inflation

In an effort to fight against inflation, the central government has tightened the cash supply and as a result, some small business enterprises have encountered difficulties in getting bank loans for working capital. However the latest April 2012 CPI released showed China’s inflation rate has moderated to less than 4% from 6.5% in summer of 2011. It is widely expected the government will adopt a more flexible easing policy towards bank lending, and indirectly Small and Medium enterprises will find it easier to secure bank loans for working capital purposes.

The central government’s tightening policies have been taking effect. In April 2012, the CPI in China went down to below 4% from 6.5% in summer of 2011. The stock markets appear to be making bottom. The employment and earnings are still strong. The market’s liquidity may ease now that inflation pressures appear to be under control. The government may ease policies that restrict bank lending in the short term as Premier Wen said the government may fine-tune lending policy guidelines.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012, and have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three-month period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

On May 6, 2011, a complaint was filed in the Federal District Court for the Central District of California against the Company and certain of its current and former officers and directors. The complaint, brought as a putative class action on behalf of all persons other than the Defendants who purchased the common stock of the Company between April 6, 2009 and May 5, 2011, was based entirely on matters raised by short sellers (and matters related thereto) and alleged violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 and rules promulgated thereunder. On September 8, 2011, the putative class counsel filed a First Amended Complaint, now asserting claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons (other than the Defendants) who acquired Sino Clean common stock pursuant or traceable to the December 21, 2010 Registration Statement and Prospectus. The Company moved to dismiss the First Amended Complaint for failure to meet pleading requirements, and the Court granted that motion but gave Plaintiff leave to amend his complaint. Plaintiff filed a Second Amended Complaint on or about March 5, 2012. On April 20, 2012, the Company moved to dismiss the Second Amended Complaint. The Company continues to deny the allegations and intends to defend the litigation vigorously. No prediction can be made, however, as to the final outcome of the matter.

On May 9, 2011, the Company filed a complaint in the Supreme Court of the State of New York against Geoinvesting LLC, an individual calling himself “Alfred Little”, and unidentified persons acting with, for, or through them. The suit seeks, among other relief, $55 million in compensatory damages and $10 million in punitive damages resulting from the defendants’ fraud, defamation, and tortuous interference with the Company’s business relationships. The Court dismissed the complaint against Geoinvesting LLC, primarily on jurisdictional grounds, and reserved judgment with regard to “Alfred Little”.

We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business.

ITEM 1A.	RISK FACTORS

This information has been omitted based on the Company’s status as a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

(a)	Exhibits:

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2012

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

